Form 10-K405
period 1999-12-31
WATER PIK TECHNOLOGIES INC
filed 2000-03-29
CIK 1094286

      FORM 10-K
--------------------------------------------------------------------------------

                        Securities and Exchange Commission Washington, D.C.
                        20549

                                               FORM 10-K

                        [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 1999

                        [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _____ to _____ Commission file number 1-15297

                        WATER PIK TECHNOLOGIES, INC.
                        (Exact name of registrant as specified in its charter)

                                  DELAWARE                            25-1843384
                                  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
                                  incorporation or organization)

                        23 CORPORATE PLAZA, SUITE 246
                        NEWPORT BEACH, CA 92660
                        (Address of principal executive offices, including zip code)
                        Registrant's telephone number, including area code:
                        (949) 719-3700

                        Securities registered pursuant to Section 12(b) of the
                        Act:

                                  Common Stock, $ .01 par value       New York Stock Exchange
                                  Preferred Share Purchase Rights     New York Stock Exchange
                                  (Title of each class)               (Name of each exchange on which registered)

                        Securities registered pursuant to Section 12(g) of the
                        Act: None

                        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
                        past 90 days.  [X] Yes   [ ] No

                        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this
                        Form 10-K or any amendment to this Form 10-K.   X

                        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 2000 was approximately $71,476,000, based on the last reported sales price of $7.25 as reported by the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by executive officers or directors of the registrant are not included in the computation; however, shares of common stock reported to be beneficially owned by holders of 5 percent or more of the common stock are included in the computation. The registrant has made no determination whether any such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. The number of shares of Common Stock outstanding on March 21, 2000 was 9,858,699 shares.

                        Documents incorporated by reference:

                        Selected portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders -- Part III of this Report.

PART I

 ITEM 1   BUSINESS

OVERVIEW
Water Pik Technologies, Inc. (the "Company" or "Water Pik Technologies") was incorporated in Delaware on August 23, 1999. The Company has its principal executive offices at 23 Corporate Plaza, Suite 246, Newport Beach, California 92660 (telephone number 949-719-3700). Water Pik Technologies was formed as a result of the spin-off of the consumer products segment of Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated ("ATI"), which included the operations of the Teledyne Water Pik division and the Teledyne Laars division, both with operations in the U.S. and Canada. On November 29, 1999, Water Pik Technologies became an independent public company when ATI distributed all of the common stock of Water Pik Technologies to the stockholders of ATI in a tax-free transaction (the "spin-off").

As used herein, references to the "Company" together with its consolidated subsidiaries include the historical operation results and activities of the business and operations transferred to the Company in the spin-off unless the context otherwise indicates.

Water Pik Technologies is a leader in the design, manufacturing and marketing of a broad range of well recognized personal health care products and pool products and heating systems. Water Pik Technologies operates in two business segments -- Personal Health Care and Pool Products and Heating Systems.

The Company competes in several distinct product categories, including:

- Water Pik(R) showerheads
- Water Pik(R) oral health products
- Water Pik(R) and Instapure(R) water filtration products
- Laars(R) and Jandy(R) pool and spa heaters, controls, valves, pumps, filters and water features
- Water Pik(TM) and Jandy(TM) pool and spa accessories, including cleaning and maintenance supplies, white goods, ladders, solar reels, floating lounges, pool toys and games
- Laars(R) residential and commercial water-heating systems

The Company has manufactured personal health care products for over 35 years under the Water Pik(R) brand name. The Company's swimming pool and spa heaters, controls, valves and water features, many of which have been manufactured for over 40 years, are sold primarily under the Laars(R) and Jandy(R) brand names. The Company's residential and commercial water-heating systems, which have been manufactured for over 50 years, are sold primarily under the Laars(R) brand name.

The extensive distribution network allows the Company to distribute its products across various distribution channels to reach a greater number of consumers and distributors. The Company manufactures and distributes products principally through seven facilities located in the United States and Canada. Fiscal year sales in 1999 were $254.7 million, in 1998 were $235.8 million and in 1997 were $241.2 million.

INDUSTRY OVERVIEW
The Company estimates that the total market for personal health care products, pool and spa equipment and water-heating systems in those product categories in which the Company participated was approximately $5.8 billion in 1997, consisting of over $4.0 billion for personal health care products, approximately $1.0 billion for pool and spa equipment and approximately $780.0 million for water-heating systems.

The Company believes that it can take advantage of favorable current market and industry trends for the Personal Health Care segment and the Pool Products and Heating Systems segment, such as:

- demographic trends reflecting the aging of the U.S. population;
- an increased emphasis on a personal health care lifestyle;
- an increased emphasis on spending time at home or "cocooning"; and
- an increased use of the backyard for outdoor living, recreation and relaxation.

The U.S. population consists of approximately 77 million "baby boomers," the first of whom have turned 50. These consumers wish to remain active and seek personal health care products to maintain a high quality of life. Moreover, "baby boomers" typically have more discretionary income which they are more likely to spend on home remodeling projects, including projects to improve their backyards, pools and spas. In addition, many consumers now view the backyard as an extension of their indoor living environment and are improving backyards as they would the interiors of their homes.

The Company's products complement these existing trends and provide it with the opportunity to expand its product offerings to satisfy consumers' current and emerging preferences. The Company believes that these trends will continue, and that Water Pik Technologies, with its strong brand name recognition and extensive product offerings, is well positioned to be a market leader in this evolving marketplace.

COMPETITIVE STRENGTHS
The Company is a strong competitor for the following reasons:

- Strong Brand Names. Over many years, the Company has developed an extensive portfolio of company owned brand names. These strong brand names include the Water Pik(R) personal health care products, the Laars(R) pool and spa heaters and the Jandy(R) electronic controls, valves and water features. As consumers turn more and more to brand name merchandise to validate their product purchase decisions, the Company believes that its strong brand names will provide the platform for future growth and will enable the Company to expand its product offerings into new and existing product categories and channels of distribution.

- Reputation for Innovative Products. The Company has a strong history of innovative product development with both its Water Pik(R) personal health care products and its Laars(R) and Jandy(R) pool and water-heating products. The Company has developed and introduced many products which are considered the first of their kind and which resulted in the formation of new markets, such as: the Water Pik(R) Oral Irrigator; The Original Shower Massage(R) showerhead; the Instapure(R) end-of-faucet water filter; the Laars(R) swimming pool heater; the Jandy(R) automatic swimming pool cleaner and the Jandy(R) AquaLink(R) electronic swimming pool control system. In response to changing consumer preferences, the Company continues to develop and introduce new and innovative products such as The Flexible Shower Massage(TM) and the Misting Massage(TM) showerheads, the Water Pik(TM) Flosser, the Laars(R) (Hi-E) high efficiency swimming pool heater and the Endurance(TM) modulating residential boiler. The Company has received numerous awards for its product design, innovation and quality.

- Extensive Distribution Network. The Company distributes its products through more than 45,000 retail and wholesale outlets in North America which allows it to reach a greater number of consumers and distributors than many of its competitors. The personal health care products are distributed directly to consumers through mass merchandisers, home centers, drug stores and co-operative hardware chains. The pool and water-heating products are distributed through various channels of distribution, including pool wholesalers, pool builders and a network of plumbing and heating, ventilation and air conditioning (or HVAC) wholesalers, as well as retailers and service companies. The Company believes that this distribution network will allow it to quickly realize desired sales volumes for new products as they are brought to market.

- Proven Manufacturing Capabilities. The Company has proven skills in transitioning the product development process into high quality, lower cost manufacturing. The Company is skilled in production manufacturing processes, including design for assembly; plastic injection molding; metal processing; KANBAN production; final assembly and testing and logistics. The Company also has begun to use lean production techniques in its manufacturing processes. The Moorpark, California and Rochester, New Hampshire facilities are ISO 9002 certified and the Fort Collins and Loveland, Colorado facilities are ISO 9001 certified. Management believes that ISO certifications are recognized indicators of quality manufacturing capabilities. Many customers require evidence of ISO certifications prior to placing an order.

- Experienced Management Team. The Company has an experienced management team with expertise in a variety of disciplines. The President and Chief Executive Officer has over 25 years experience in the manufacturing, distribution and marketing of a wide variety of consumer products. Collectively, the senior management team has a broad range of experience in marketing and merchandising, financial management and acquisitions, and multi-national production and distribution.

BUSINESS STRATEGY
The Company's vision is to create a growth oriented consumer products company which capitalizes on its well-recognized brand names and develops innovative products that provide outstanding value to its customers:

- Accelerate Introduction of Innovative New Products. The Company intends to accelerate the development and introduction of new and innovative products to achieve its growth objectives. Its success in product development will continue to be driven by consumer needs, market trends and the vulnerability of its competitors. The Company intends to sharpen its focus on the regular development of new products and extensions to existing product lines. These developments may range from significant new product functions or features to innovative design changes to satisfy changing consumer preferences. The Company intends to increase the flexibility of our design and manufacturing processes to enhance its ability to be responsive to consumer preferences and to enable it to introduce new products and product extensions with shorter development cycles than its competitors.

- Broaden Product Offerings. The Company also intends to increase served markets by offering related new products and product extensions. The Company markets a variety of personal health care, pool and heating system products which enables it to offer its customers and its distributors a single source for a wide range of products. The Company has continually increased the number of its product offerings and intends to continue to regularly introduce new products. The wide array of products allows it to provide category management for its retail customers and one-stop shopping capability for its wholesale and contractor customers.

- Leverage Our Strong Brand Name Recognition. The Company believes that its strong Water Pik(R), Laars(R) and Jandy(R) brand names will allow it to more rapidly market and sell new products. The strength of these brand names provides new products with consumer credibility and acceptance. The Company's research indicates that 85 percent of consumers recognize the Water Pik(R) brand name. By building on its brand names, the Company expects to increase market share, expand its product offerings, enhance consumer brand loyalty and expand its distribution channels.

- Capitalize Upon Our Existing Distribution Channels. As the Company accelerates the introduction of innovative new products and broadens its product offerings, it will be able to rapidly offer these products to existing retail and wholesale distribution channels through its well established distribution network. The Company believes that it can utilize all of its distribution channels to effectively distribute more of its product lines to allow the Company to reach a greater number of consumers and distributors. The Company believes that it also will have an opportunity to capitalize on its distribution strengths in specific product segments by cross-selling other products into those channels of distribution. For example, some Water Pik(R) products have the potential to be sold through wholesale and construction distribution channels that currently sell Laars(R) products.

- Utilize Our Proven Manufacturing Capabilities to Become a Lower Cost
Producer. The Company believes that it can more fully utilize proven manufacturing capabilities to add more value to its customers through continuous improvements in product quality, cost reductions and product delivery. The Company is in the process of fully integrating state-of-the-art production techniques through out its business in order to reduce its total product cycle time and reduce its total product cost, using a "quality first" discipline in everything it does.

The Company also is in the process of integrating and streamlining its manufacturing capabilities and facilities when and where appropriate to lower its costs and improve delivery performance. In 1999, the Company initiated an ongoing facility reduction plan. It is anticipated that by April of 2000, the Company will have reduced its domestic manufacturing facilities from eight to four, and relocated or outsourced the manufacturing operations of these facilities to existing, complementary facilities. Management expects that these facility reductions will result in annual cost savings of approximately $2.3 million. The Company intends to continue to look for innovative ways to become a lower cost manufacturer. The Company believes that achieving world-class capabilities will provide us with a dynamic structure of high product quality, lower product cost and an efficient product delivery system as we strive to continuously exceed our customers' requirements.

- Expand Our International Presence. The Company's international sales accounted for 14 percent of total sales in 1999, of which approximately one half were sales in Canada. The Company believes that there is significant additional demand for its products outside the U.S., and intends to expand the international market penetration of its products. In August 1999, the Company acquired substantially all the assets of Les Agencies Claude Marchand, Inc. ("Olympic"), which markets pool accessories in Canada, Europe and the United States. The Company believes that this acquisition will help to expand its international presence for its other products.

- Leverage Our Customer Service Capabilities. The Company intends to satisfy its customers' expectations and enhance its sales and profitability by leveraging its customer service capabilities in product delivery and after-sales service. The Company intends to continue to improve its on-time product delivery shipments with its state-of-the-art production initiatives; establish a one-stop, closed loop communication and response system for technical after-sales service; and regularly update its customers' sales and technical service representatives with training programs and new tools, hardware and software.

- Pursue Selected Acquisitions and Strategic Alliances. The Company intends to pursue selected acquisitions and strategic alliances that complement and expand its existing product lines and business. Specifically, the Company expects to target acquisitions that will provide it with:

- broader product offerings;
- access to product innovation and unique product design capabilities;
- access to advanced manufacturing processes;
- new and efficient distribution channels; and
- increased access to product categories, markets and industries that are experiencing rapid consolidation.

The Company has no current or pending arrangements, understandings or agreements with respect to any potential acquisitions.

BUSINESS SEGMENTS

PERSONAL HEALTH CARE

The Personal Health Care segment designs, manufactures and markets showerheads, oral health products and water filtration products, which are sold primarily under the Water Pik(R) brand name.

SHOWERHEADS. Through the development and production of pulsating showerheads, the Company became recognized as an industry leader for personal health care products. The Company developed The Original Shower Massage(R) product line, the first massaging showerhead. The Original Shower Massage(R) showerhead has been redesigned and refined as consumer preferences have changed. In 1997, the award winning Flexible Shower Massage(TM) showerhead was introduced that adjusts to a wide variety of positions and height settings. The Flexible Shower Massage(TM) showerhead received Good Housekeeping magazine's "Good Buy" award for 1998; was named one of Today's Homeowner magazine's "Best New Products" for 1998; and received the "Excellence in Design Award" from Appliance Manufacturer magazine in the "Personal Care/Portable Appliances" category.

The Company's showerhead products are marketed under the following product names:

SuperSaver(R) Showerheads
The Original Shower Massage(R) Showerhead
The Adjustable Shower Massage Showerhead
The Flexible Shower Massage(TM) Showerhead
Misting Massage(TM) Showerhead
Water Massage Showerhead

The Company continues to refine and develop innovations to The Original Shower Massage(R) product line, including the Misting Massage(TM) showerhead, which was introduced in June 1999, as well as the Water Massage pulsating shower and extensions such as the adjustable handle shower massage, which is ergonomically designed and easier to hold than other models.

ORAL HEALTH PRODUCTS. The Personal Health Care segment manufactures a complete line of consumer oral health care devices. In 1962, the Company developed and introduced the original Water Pik(R) Oral Irrigator. The oral health products are designed to reduce plaque, stains and gingivitis and many of the products are accepted by the American Dental Association. Products include personal and family Water Pik(R) Dental Systems, and the SenSonic(R) Plaque Removal Instrument, an electronic toothbrush that generates 30,000 sonic brush strokes per minute. In February 2000, we introduced the Water Pik(TM) Flosser, an automated dental product designed to make flossing easier and more convenient.

The oral health care products are marketed under the following product names:

Water Pik(TM) Flosser
Professional Oral Irrigator
Personal Oral Irrigator
Family Oral Irrigator
PlaqueControl 3000(R)
Travel Oral Irrigator
Water Pik Plus(R) Plaque Control System
SenSonic(R) Plaque Removal Instrument
SenSonic(R) ADVANCED Plaque Removal Instrument
SenSonic Plus(R) Plaque Control System

The Personal Health Care segment also manufactures and markets a broad range of professional dental products. The segment currently markets over 600 products that are distributed in over 60 countries for use by dental professionals. The professional dental products include articulators and accessories, prophy cups and angles, radiographic positioning devices, condylar recording systems and laboratory products.

WATER FILTRATION PRODUCTS. The Company manufactures and markets a full line of point-of-use water filtration products for consumers. The Company developed the first end-of-faucet water filter in the mid-1970's. The water filtration products range from a convenient faucet-mount product to a high performance in-line product. In 1998, the Electronic Faucet Filter was introduced, Model F-7, one of the most advanced faucet-mount filters available to consumers. The F-7 filter contains an electronic monitor to let the consumer know that the filter is working and to alert the consumer when the filter needs to be replaced. The high performance water filtration products are designed to reduce lead, chlorine, pesticides, cryptosporidium and giardia cysts, asbestos, sediment, bad taste and odors to provide consumers with healthier, better tasting water.

The water filtration products are marketed under the following product names:

Water Pik(R) Electronic Faucet Filter
Water Pik(R) Faucet Filter
Water Pik(R) Undersink Water Filter
Water Pik(R) Wholehouse Water Filter
Water Pik(R) Compact Water Filter
Water Pik(R) Dual Process Undersink Water Filter
Water Pik(R) Water Filter Canister Kit
Water Pik(R) Instapure(R) Filtration Systems

POOL PRODUCTS AND HEATING SYSTEMS

POOL AND SPA PRODUCTS. The Company is a leader in the design, manufacture and marketing of swimming pool and spa equipment, which are sold primarily under the Laars(R) and Jandy(R) brand names. The products include:

- an extensive line of swimming pool and spa heaters;

- technologically advanced digital controls to automate all functions of a consumer's pool, spa, backyard, lighting and water effects;
- automatic pool cleaners;
- state-of-the-art swimming pool and spa plumbing products, such as valves and actuators;
- water features such as waterfalls, rockfalls and fountains;
- fiber optic lighting for underwater, perimeter and landscaping uses;
- an extensive line of pumps and filters; and
- pool and spa accessories, including cleaning and maintenance supplies, white goods, ladders, solar reels, floating lounges, pool toys and games.

These products are marketed under the following brand names:

                      PRODUCT CATEGORY                                BRAND NAME
--------------------------------------------------------------------------------------
Pool Heater                                                     Laars(R) Lite
                                                                Laars(R) LX
High-Efficiency Pool Heater                                     Laars(R) Hi-E2
Oil Pool Heater                                                 Laars(R) DP
Commercial Pool Heater                                          Laars(R) AP
Electronic Controls                                             Jandy(R) RS
Fiber Optic Lighting                                            Jandy(R) Sheer
                                                                         Radiance(TM)
Control Valves                                                  Jandy(R) Valve
Valve Actuator                                                  Jandy(R) JVA
Automatic Pool Cleaner                                          Jandy(R) RayVac
Water Features                                                  Jandy(R) Sheer
                                                                         Descent(R)
Pumps and Filters                                               Jandy(R) Pump
                                                                Jandy(R) Filter
Maintenance Equipment and Accessories                           Olympic (in Canada)
                                                                Water Pik(TM)
                                                                Jandy(TM)

The Company is a leading manufacturer and marketer of swimming pool and spa heaters, including natural gas, propane and oil fired residential and commercial pool heaters. The segment manufactures both standard efficiency (82 percent) and high efficiency (95 percent) heaters. In late 1998, the Laars(R) LX heater was introduced with advanced technology polymer headers, graphic user interface controls with an alphanumeric display, fan-assisted combustion and modern European appliance styling. The Laars(R) LX heater is designed to enable the consumer to perform complete diagnostics, set precise pool and spa temperatures and easily switch from pool to spa mode.

In 1996, the Company acquired Jandy, one of the leading producers of electronic control systems, automatic valves, automatic cleaners and other water features for the swimming pool and spa industries. Jandy(R) electronic pool and spa controls are recognized as being one of the highest quality, most technologically advanced and innovative products in the pool and spa industry. Jandy(R) produces a wide array of electronic control systems ranging from basic systems which adjust only one or two functions to sophisticated systems that completely automate a pool, spa, lighting, water features and landscape features.

Jandy developed the first automatic pool cleaner, which is hydrodynamically propelled to quietly vacuum pools. In addition, it manufactures valves and valve actuators which automate pool and spa plumbing to switch water circulation from pool to spa, control spa overflow, drain water and control fountains, waterfalls and other water features. Jandy(R) valves and valve actuators also are used by original equipment manufacturers for many automation applications.

The Company also offers fiber optic lighting to the pool and spa industries under exclusive arrangement with Lumenyte International Corporation. The fiber optic lighting is marketed under the Sheer Radiance(TM) name, a patented system that lights pools and provides multiple color options to create unique lighting designs. The segment also offers design features for pools, including the Sheer Descent(TM) Waterfall, which produces a range of water effects, and the Jandy(R) Fountain.

In August 1999, the Company acquired substantially all the assets of Olympic, which does business in Canada as Olympic Pool Accessories. Olympic manufactures and distributes cleaning and maintenance supplies, white goods, ladders, solar reels, floating lounges and pool toys and games. The acquisition of Olympic complements the Company's existing pool and spa products. These pool accessories are being distributed in the U.S. and Europe under our Water Pik(TM) and Jandy(TM) brand names.

WATER-HEATING SYSTEMS. The Company produces a comprehensive line of water-heating systems for commercial, residential and industrial applications. In August 1998, the Company acquired substantially all the assets of Trianco Heatmaker, Inc. ("Trianco"), a manufacturer of high efficiency, sealed combustion gas and oil fuel boilers and water-heating products, to enhance its capabilities in commercial and residential heating systems. These products are marketed under the following brand names:

                      PRODUCT CATEGORY                               BRAND NAME
------------------------------------------------------------------------------------
Commercial Boilers and Water Heaters                            Laars(R) Mighty Therm(R)
                                                                Laars(R) Mighty Max
                                                                Laars(R) Mighty Stack(R)
Residential Boiler                                              Laars(R) Mini-Therm
Residential Combination Boiler                                  Laars(R) Mini-Combo(TM)
High-Efficiency Boiler                                          Laars(R) CB(TM)
                                                                Laars(R) Endurance(TM)
Oil Boiler                                                      Laars(R) Max(TM)
                                                                Laars(R) Newport(TM)

The Company has manufactured gas heating products for over 50 years, and has expanded its product line to include residential oil boilers and high efficiency boilers and water heaters for residential, commercial and industrial heating applications. These products include:

- the Mighty Therm(R) series of commercial boilers and water heaters which are natural draft appliances for propane or natural gas fuels;
- the Mighty Max(R) series of commercial boilers and water heaters which are forced draft separated combustion appliances with efficiencies of 85 percent for propane or natural gas fuels;
- the Mini Therm(R) induced draft series of residential boilers;
- the Mini Combo(TM) induced draft combination hydronic boiler and domestic water heater;
- the Mighty Stack(R) automatic circulating water heater;
- the Newport(TM) oil boiler; and
- the MAX(TM) oil boiler.

In January 1999, the Company introduced an innovative residential gas boiler, the Laars(R) Endurance(TM) boiler, which is fully modulating to match a home's changing heat load and is designed to provide homeowners with precise temperature control throughout the home while reducing energy consumption. The Endurance(TM) boiler is the first modulating residential boiler manufactured and distributed in North America.

SALES, MARKETING AND DISTRIBUTION
The Company sells its products using a combination of inside sales representatives, manufacturers' representatives and distributors which provides a broad distribution network that allows it to efficiently distribute its products across a number of distribution channels to reach a greater number of consumers and distributors than many of its competitors.

PERSONAL HEALTH CARE

The Original Shower Massage(R) product line is marketed to consumers through mass merchandisers and home centers such as Wal-Mart, K-Mart and The Home Depot.

Our Water Pik(R) and other consumer oral health products are marketed to consumers through mass merchandisers such as Wal-Mart, K-Mart and Target.

Professional dental products are marketed under the DENAR(R), Getz(R) and HANAU(TM) brands through professional dental supply dealers.

Professional dental products and select consumer oral health products, as well as replacement parts, also may be purchased on-line at www.waterpik.com. The website also offers product information literature, including instructions for product use and service advice and the locations of retail outlets carrying Water Pik(R) products.

Water filtration products are marketed under the Water Pik(R) and Instapure(R) brand names and are sold to consumers through mass merchandisers, home centers, drug stores and co-operative hardware chains.

POOL PRODUCTS AND HEATING SYSTEMS

The Laars(R) and Jandy(R) swimming pool and spa equipment products are sold through an international network of wholesale distributors, contractors, retailers and service companies. Laars(R) water-heating systems are sold through a network of sales representatives and plumbing and HVAC wholesalers in the United States, Canada and internationally.

COMPETITION
The Company competes with domestic and international companies. Competition is based on price, quality, service, product features, product innovation, marketing and distribution.

The Company's success depends on the ability to introduce innovative products before its competitors, and to design, manufacture and market a broad range of reliable products which incorporate technological innovations and satisfy current consumer trends. Among the most significant competitors are larger companies which have greater financial and technical resources than the Company does, including in personal health care products, companies such as The Gillette Company, which manufactures Braun(R) products; The Clorox Company, which manufactures Brita(R) products; and Procter & Gamble Co., after its 1999 acquisition of the manufacturer of PUR(R) products; and, in pool and water-heating products, companies such as Essef Corporation, which includes PacFab, Inc./East and United Dominion Industries, Ltd., whose subsidiary Weil-McLain manufactures boiler products.

RESEARCH AND PRODUCT DEVELOPMENT
The Company supports research and product development through both its marketing and engineering departments. The marketing team, together with outside consultants, research both demographics and lifestyle trends to identify product concepts related to unmet consumer needs. Product concepts are then expressed in engineering prototypes in the first stage of new product development. Research continues as product concepts evolve through interaction with consumer focus groups. At any point in time, the Company generally has products in various stages of development. The Company's research and product development expenditures were approximately $7.7 million, $7.7 million and $8.9 million in 1999, 1998 and 1997, respectively.

The Company develops and introduces new products and categories targeted toward capitalizing on emerging consumer trends, such as the Misting Massage(TM) showerhead, Water Pik(TM) Flosser and Laars(R) LX heater. Research and product development efforts also focus on continuing to develop improved and innovative products that meet increasing energy efficiency performance requirements and stricter environmental regulations. The Company also regularly conducts clinical research to validate the safety and effectiveness of its consumer and professional oral health products. The research and development efforts have resulted in numerous awards for design and innovation.

PATENTS AND TRADEMARKS
Water Pik Technologies holds a number of patents registered in the U.S., Canada and other countries. The Company also holds the exclusive rights with respect to certain technology included in its products. The Company relies primarily upon a combination of trademark, copyright, know-how, trade secrets, proprietary information, patents and contractual restrictions to protect its intellectual property rights. Management believes that such measures afford only limited protection and, accordingly, there can be no assurance that the steps taken to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or the independent development of similar technology by others. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or obtain and use information that the Company regards as proprietary.

SEASONALITY
The Company business is highly seasonal, with operating results varying from quarter to quarter. Both the personal health care segment and the pool products and heating systems segment have historically experienced higher sales in the fourth quarter of each year due to the holiday season and cooler weather. The swimming pool and spa equipment products have historically experienced higher sales in the second and fourth quarters of each year as consumers purchase such products in anticipation of and during the warmer spring and summer months. In addition, as a result of the seasonality of the product lines, the pool products and heating systems segment offers extended payment terms which permit customers to purchase pool products during the winter months, with no required payments until spring. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES
The Company's work force consists of approximately 1,700 employees. The Company is not party to a collective bargaining agreement with respect to any of its employees. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS
Executive Officers of the Company as of March 2000 are as follows:

                 NAME, OFFICE AND POSITION                       AGE
----------------------------------------------------------------------
Michael P. Hoopis, President and Chief Executive Officer          49
Robert A. Shortt, Executive Vice President, Sales, Marketing
  and Business Development                                        38
Victor C. Streufert, Vice President, Finance and Chief
  Financial Officer                                               42
Richard P. Bisson, Vice President, Operations                     40
Robert J. Rasp, General Manager, Pool Products and Heating
  Systems                                                         42
Theresa Hope-Reese, Vice President, Human Resources               42
Richard D. Tipton, Vice President, General Counsel and
  Secretary                                                       43

Set forth below are the business backgrounds for the past five years of the executive officers of the Company:

Michael P. Hoopis has been President and Chief Executive Officer of the Company since October 1998. Prior to that time, Mr. Hoopis was affiliated with the Black & Decker Corporation in various executive positions, including as President, Worldwide Household Products and as Executive Vice President from 1996 to 1998 and President, Price Pfister Inc. from 1992 to 1996. Mr. Hoopis is a director of Doskocil Manufacturing Company, Inc. a manufacturer of a broad range of plastic and pet products and a director of Meade Instruments Corporation, a designer and distributor of telescopes and related accessories.

Robert A. Shortt has been Executive Vice President -- Sales, Marketing and Business Development of the Company since July 1999. From 1996 to 1999, Mr. Shortt was Vice President, Marketing and Merchandising of CSK Auto Corp., an automotive parts and accessories retailer. From 1995 to 1996, Mr. Shortt was Vice President, Marketing of Price Pfister, Inc., a division of The Black & Decker Corporation, and from 1990 to 1995, Mr. Shortt was Vice President of Kwikset Corporation, a division of The Black & Decker Corporation.

Victor C. Streufert has been Vice President -- Finance and Chief Financial Officer of the Company since July 1999. Prior to that time, from 1996 to 1998, Mr. Streufert was Senior Vice President, Finance and Administration and Chief Financial Officer of National Telephone Communications, Inc. From 1995 to 1996, Mr. Streufert was Vice President, Finance and Chief Financial Officer of Pyxis Corporation, a health care technology and service company, and from 1989 to 1995, Mr. Streufert was Executive Vice President, Chief Financial Officer of American Health Properties Inc.

Richard P. Bisson has been Vice President -- Operations of the Company since July 1999. From January 1999 to July 1999, Mr. Bisson was a Consultant to the Chairman and Chief Executive Officer of Eldor Corporation, a producer of transformers for consumer and automotive markets. From 1996 to January 1999, Mr. Bisson was Managing Director of Gilardoni S.p.A., a supplier of products, components and services in medical, security and non-destructive testing industries. From 1990 to 1996, Mr. Bisson held a variety of positions with Price Pfister, Inc., a division of The Black & Decker Corporation, including Director, Manufacturing and Director, Engineering Services.

Robert J. Rasp has been General Manager, Pool Products and Heating Systems of the Company since October 1999. Previously, he was President of Laars since 1996 and Vice President, Heating Systems of Laars from 1994 to 1996. Prior to 1994 Mr. Rasp held senior-level management positions with Carrier Corporation and York International Corporation.

Theresa Hope-Reese has been Vice President, Human Resources since January 2000. From 1988 to 1999, Ms. Hope-Reese was Vice President, Human Resources for Varco International, Inc. a manufacturer of oil field equipment. From 1984 to 1988, Ms. Hope-Reese was Regional Human Resources Manager for Getty Synthetic Fuels, a Division of Air Products and Chemicals, Inc. Prior to that she was Human Resources Manager at Data Point Corporation, a manufacturer of local area networks.

Richard D. Tipton has been Vice President, General Counsel and Secretary of the Company since March 2000. Prior to that time, from 1999 to 2000, Mr. Tipton was Vice President, General Counsel and Secretary of Data Processing Resources Corporation, an information technology services company. From 1987 to 1998, Mr. Tipton served in various legal executive positions at Chart House Enterprises, Inc., a national restaurant company, including Vice President -- Legal Affairs and General Counsel from 1997 to 1998 and Vice President and Associate General Counsel from 1995 to 1997. Prior to that time, Mr. Tipton engaged in the private practice of law in San Diego, California. He is a member of the California State Bar.

FORWARD -- LOOKING STATEMENTS
This report contains disclosures that are forward-looking statements. All statements regarding Water Pik Technologies' expected future financial condition, results of operations, cash flows, dividends, financing plans, business strategy, budgets, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, benefits from new technology, plans and objectives of management for future operations and markets for stock are forward-looking statements. In addition, forward-looking statements include statements in which we use words such as "expect", "believe", "anticipate", "intend", or similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that such expectations will prove to have been correct and actual results may differ materially from those reflected in the forward-looking statements. Water Pik Technologies does not have an intention of or obligation to update forward-looking statements, even if new information, future events or other circumstances make them incorrect or misleading.

Factors that could cause our actual results to differ from the expectations reflected in the forward-looking statements in this document include the following:

WE MAY BE UNABLE TO SUCCESSFULLY ENHANCE OUR EXISTING PRODUCTS AND DEVELOP AND MARKET ENHANCED OR NEW PRODUCTS IN A TIMELY AND COST-EFFECTIVE MANNER.
Our growth and future success will depend upon our ability to enhance our existing products and to develop and market enhanced or new products in a timely and cost effective manner. We may not be successful in developing or marketing enhanced or new products, and our products may not be accepted by the market. The resulting level of sales of any of our enhanced or new products may not justify the costs associated with their development and marketing.

WE MAY NOT HAVE SUFFICIENT CAPITAL RESOURCES TO FUND PLANNED PRODUCT LINE EXTENSIONS, NEW PRODUCT DEVELOPMENT, CAPITAL EXPENDITURES AND POSSIBLE ACQUISITIONS.
We cannot satisfy all of our planned product line extensions, new product development plans, capital expenditure programs and possible acquisitions without additional capital. We believe that our working capital and general financing requirements for our existing business can be satisfied from the anticipated cash flow from operations and available borrowings under our credit facilities. We plan to raise additional capital through a public offering of our common stock. In addition, we are required to complete a public offering of our common stock in order for the representations underlying the IRS tax ruling to remain valid.

Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including investor perceptions of us, our business and the industries in which we operate, and general economic and market conditions. We may be unable to successfully raise needed capital and the amount of net proceeds that will be available to us may not be sufficient to meet our needs. Failure to successfully raise needed capital on a timely basis or to obtain any needed additional financing could have a material adverse effect on our business, results of operations and financial condition.

THE FAILURE OF OUR GROWTH STRATEGY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.
As part of our growth strategy, we plan to:

- develop high quality, lower cost manufacturing capabilities;
- pursue product line extensions for existing categories;
- expand into new channels of distribution with existing products;
- develop a self-sustaining product development process; and
- seek complementary acquisitions and alliances to enhance our market presence.

We cannot assure you that our strategic objectives will be realized or, if realized, will result in increased revenue, profitability or market presence.

Executing our strategy may also place a strain on our production, information systems and other resources. To manage growth effectively, we must maintain a high level of manufacturing quality and efficiency, continue to enhance our operational, financial and management systems, including our database management, inventory control and distribution systems, and expand, train and manage our employee base. We cannot assure you that we will be able to effectively manage our expansion in any one or more of these areas, and any failure to do so could have a material adverse effect on our business, results of operations and financial condition.

INCREASING COMPETITION COULD REDUCE THE DEMAND FOR OUR PRODUCTS.
The markets in which we operate are highly competitive. We compete with domestic and international companies. Among our most significant competitors are larger companies which have greater financial and technical resources than we do, including in personal health care products, companies such as The Gillette Company, which manufactures Braun(R) products, The Clorox Company, which manufactures Brita(R) products, and Procter & Gamble Co., after its 1999 acquisition of the manufacturer of PUR(R) products; and, in pool and water-heating products, companies such as Essef Corporation, which includes PacFab, Inc./ East and United Dominion Industries, Ltd., whose subsidiary Weil-McLain manufactures boiler products. Because these companies have greater financial and technical resources than we do, they may be willing to commit significant resources to protect their own market shares or to capture market share from us. As a result, we may need to incur greater costs than previously incurred for trade and consumer promotions and advertising to preserve or improve market share and to introduce and establish new products and line extensions. At the same time, we may need to undertake additional production related cost-cutting measures to enable us to respond to competitors' price reductions and marketing efforts without reducing our margins. We cannot assure you that we will be able to make such additional expenditures or implement such cost-cutting measures or that, if made or implemented, they will be effective.

IF WE FAIL TO UNDERTAKE A PUBLIC OFFERING OF OUR COMMON STOCK WITHIN ONE YEAR FOLLOWING THE SPIN-OFF, WE WILL BE IN BREACH OF OUR AGREEMENTS WITH ATI.
ATI has received a tax ruling from the IRS stating that the spin-off will be tax-free to ATI and to ATI's stockholders. One of the assumptions underlying the tax ruling is that we will undertake a public offering of our common stock within one year following the spin-off and use the anticipated gross proceeds of approximately $50 million (less associated costs) for further development of high quality, lower cost manufacturing capabilities, for product line extensions, to expand channels of distribution, to develop a self-sustaining product development process, and for acquisitions and/or joint ventures. Pursuant to the Separation and Distribution Agreement and the Tax Sharing and Indemnification Agreement, we have also agreed with ATI to undertake such a public offering. Our failure to do so would be a breach of those agreements and subject us to substantial liabilities.

WE ARE DEPENDENT ON CERTAIN KEY CUSTOMERS AND THE GENERAL RETAIL ENVIRONMENT. Our top ten customers accounted for 33 percent of our net sales in 1999. South Central Pool and Wal-Mart Stores Inc. were our largest customers, accounting for
9.5 percent and 7.4 percent, respectively, of our net sales in 1999 and 9.1 percent and 7.4 percent, respectively, of our net sales in 1998.

We face pricing pressures from our trade customers. Because of the highly competitive retail environment, retailers have increasingly sought to reduce inventory levels and obtain pricing concessions from vendors. From time to time, we may need to reduce the prices for some of our products to respond to competitive and consumer pressures. We are also subject to the risk that high-volume customers could seek alternative pricing concessions or better trade terms. The loss of, or a substantial decrease in the volume of purchases by, South Central Pool or Wal-Mart Stores Inc. or any of our other top customers could have a material adverse effect on our business, results of operations and financial condition.

Our performance also is dependent upon the general health of the retail environment. Changes in that environment and the financial difficulties of retailers could have a material adverse effect on our business, results of operations and financial condition.

ACQUISITIONS INVOLVE INHERENT RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.
Our growth strategy includes possible acquisitions. Acquisitions involve various inherent risks, such as:

- our ability to assess accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;
- the potential loss of key personnel of an acquired business;
- our ability to integrate acquired businesses and to achieve identified financial and operating synergies anticipated to result from an acquisition; and
- unanticipated changes in business and economic conditions affecting an acquired business.

OUR BUSINESS IS HIGHLY SEASONAL WHICH MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.
Our business is highly seasonal, with operating results varying from quarter to quarter. Both our personal health care products and our water-heating products have historically experienced higher sales in the third and fourth quarters of each year due to the holiday season and cooler weather. Our swimming pool and spa equipment products have historically experienced higher sales in the second and fourth quarters of each year as consumers purchase such products in anticipation of and during the warmer spring and summer months. In addition, as a result of the seasonality of our product lines, we offer extended payments terms which permit customers to purchase pool products during the winter months, with no required payments until spring.

WE ARE SUBJECT TO THE RISKS ASSOCIATED WITH INTERNATIONAL SALES.
During 1999, international sales accounted for approximately 14 percent of our total sales, of which approximately 50 percent were sales made in Canada. We anticipate that future international sales will increase and may account for a more significant percentage of our sales. Risks associated with such increased international sales include:

- political and economic instability;
- export controls;
- changes in legal and regulatory requirements;
- U.S. and foreign government policy changes affecting the markets for our products;
- changes in tax laws and tariffs;
- the impact of the transition to a common European currency;
- convertibility and transferability of international currencies; and
- exchange rate fluctuations (which may affect sales to international customers and the value of and profits earned on international sales when converted into dollars).

Any of these factors could have a material adverse effect on our business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
As a manufacturer and distributor of consumer products, our results of operations are susceptible to adverse publicity regarding the quality or safety of our products. In particular, product liability claims challenging the safety of our products may result in a decline in sales for a particular product, which could adversely affect our results of operations. This could be true even if the claims themselves are ultimately settled for immaterial amounts. We cannot assure you that this type of adverse publicity will not occur or that product liability claims will not be made in the future.

In addition, we are subject to the Consumer Products Safety Act which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. Laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future.

If the Consumer Products Safety Commission would require us to recall or repurchase our products, or if we would institute a voluntary recall of our products, the repurchase or recall could be costly to us financially and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that could not be sold. This could have a material adverse effect on our business, results of operations and financial condition.

FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD REDUCE OUR COMPETITIVENESS. Our intellectual property rights are important to our business. We rely primarily upon a combination of trademark, copyright, know-how, trade secrets, proprietary information, patent and contractual restrictions to protect our intellectual property rights. We believe that such measures afford only limited protection and, accordingly, we cannot assure you that the steps taken by us to protect these intellectual property rights will be adequate to prevent misappropriation of our technology or the independent development of similar technology by others. The costs associated with protecting our intellectual property rights, including litigation costs, may be material. We also cannot be sure that we will be able to successfully assert our intellectual property rights or that these rights will not be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our products are sold do not protect our intellectual property rights to the same extent as the laws of the United States. A failure by us or our inability to protect our intellectual property rights, and a successful intellectual property challenge or infringement proceeding against us, could make us less competitive and have a material adverse effect on our business, operating results and financial condition.

FAILURE OF REPRESENTATIONS AND ASSUMPTIONS UNDERLYING THE IRS TAX RULING COULD CAUSE THE SPIN-OFF NOT TO BE TAX-FREE TO ATI OR TO ATI'S STOCKHOLDERS AND MAY REQUIRE US TO INDEMNIFY ATI.
While the tax ruling relating to the qualification of the spin-off as a tax-free distribution within the meaning of Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"), generally is binding on the IRS, the continuing validity of the tax ruling is subject to certain factual representations and assumptions, including the assumption that we will complete a required public offering of our common stock within one year following the spin-off, and use the anticipated gross proceeds of approximately $50 million (less associated costs) to further develop high quality, lower cost manufacturing capabilities, extend our existing product lines, expand our channels of distribution, develop a self-sustaining product development process, and for acquisitions and/or joint ventures. The Company is not aware of any facts or circumstances that would cause such representations and assumptions to become untrue.

If the spin-off were not to qualify as a tax-free distribution within the meaning of Section 355 of the Code, ATI would recognize taxable gain generally equal to the amount by which the fair market value of the Water Pik Technologies common stock distributed to ATI's stockholders exceeded the tax basis in our assets. In addition, the distribution of our common stock to each ATI stockholder would generally be treated as taxable in an amount equal to the fair market value of the Water Pik Technologies common stock they receive.

If the spin-off qualified as a distribution under Section 355 of the Code but was disqualified as tax-free to ATI because of certain post-spin-off circumstances (such as an acquisition of Water Pik Technologies), ATI would recognize taxable gain as described above, but the distribution of our common stock in the spin-off would generally be tax-free to each ATI stockholder.

The Tax Sharing and Indemnification Agreement also provides that we will be responsible for any taxes imposed on and other amounts paid by ATI, its agents and representatives and its stockholders as a result of the failure of the spin-off to qualify as a tax-free distribution within the meaning of Section 355 of the Code if the failure or disqualification is caused by certain post-spin-off actions by or with respect to us (including our subsidiaries) or our stockholders. For example, the acquisition of Water Pik Technologies by a third party during the two-year period following the spin-off could cause such a failure or disqualification. If any of the taxes or other amounts described above were to become payable by us, the payment could have a material adverse effect on our business, results of operations, financial position, and cash flow and could exceed our net worth by a substantial amount. See "Arrangements with ATI Relating to the Spin-Off -- Tax Sharing and Indemnification Agreement."

 ITEM 2   PROPERTIES

MANUFACTURING AND FACILITIES
The Company's principal manufacturing and distribution facilities as of December 31, 1999 are listed below. Five of the seven facilities are owned and, of those owned, the facilities located in the U.S. are pledged as collateral for a credit facility. Although the facilities vary in terms of age and condition, management believes that these facilities have been well maintained. Each of the facilities conducts manufacturing operations in a relatively autonomous manner, supported by its own manufacturing and assembly area, quality assurance department, and other support functions. The Company has instituted quality assurance programs to provide that its products comply with the Consumer Products Safety Act and other similar laws. The Company's Moorpark, California and Rochester, New Hampshire facilities are ISO 9002 certified and the Fort Collins and Loveland, Colorado facilities are ISO 9001 certified.

                                                                                                 SQUARE FOOTAGE
      FACILITY LOCATION                                PRINCIPAL USE                             (OWNED/LEASED)
-------------------------------------------------------------------------------------------------------------------
Fort Collins, Colorado          Manufacturing of oral health products.                          250,000 (owned)
Loveland, Colorado              Manufacturing of showerheads, water filtration products,        136,000 (owned)
                                and oral health products.
Montreal, Canada (2 buildings)  Manufacturing and distribution of pool and spa accessories,     55,000 (leased)
                                including, cleaning and maintenance supplies, white goods,      47,000 (leased)
                                ladders, solar reels, floating lounges, pool toys and
                                games.
Moorpark, California            Manufacturing of pool and spa heaters, pool pumps and           200,000 (owned)
                                filters, valves, actuators, electronic controls, automated cleaners, fiber optic lighting, boilers and water heaters.
Oakville, Canada                Distribution of Laars(R) products.                               40,000 (owned)
Rochester, New Hampshire        Manufacturing of commercial boilers, water heaters, pool         80,000 (owned)
                                heaters and Trianco products.
Scarborough, Canada             Sales, marketing, customer service, warehousing and             30,000 (leased)
                                distribution of Water Pik(R) Products.

The Company's executive offices are located in Newport Beach, California and are leased from third parties. A facility in Petaluma, California was leased from third parties in November 1999 to accommodate the sales, marketing and customer service staff for our pool products business when the facility in Novato, California is vacated April, 2000. The Novato, California facility was also utilized for manufacturing until January 2000. The Company's facilities are modern and sufficient to carry on current activities.

 ITEM 3   LEGAL PROCEEDINGS

LEGAL PROCEEDINGS
From time to time, a number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company financial condition or liquidity, although the resolution in any reporting period or one or more of these matters could have a material adverse effect on the Company results of operations for that period.

 ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

 ITEM 5   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK
The high and the low sales prices for the Company's common stock during the period from November 30, 1999 (date of initial trading) through December 31, 1999 were $9.75 and $6.75, respectively. The closing price for the Company's common stock was $9.5625 on December 31, 1999.

The Company's common stock is traded on the New York Stock Exchange under the symbol "PIK". As of March 21, 2000, there were approximately 8,279 holders of record of the common stock.

DIVIDEND POLICY
To date, the Company has paid no cash dividends to its stockholders. The Company has no plans to pay dividends on its common stock in order to conserve cash for use in its business. In addition, the terms of the Company's credit facilities prohibit it from paying dividends.

 ITEM 6   SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FINANCIAL DATA
The following table summarizes certain selected consolidated financial data for Water Pik Technologies. The income statement data for each of the four years ended December 31, 1999, 1998, 1997 and 1996 and the balance sheet data at December 31, 1999, 1998 and 1997 set forth below are derived from audited consolidated financial statements of Water Pik Technologies. The income statement data for year ended December 31, 1995 and the balance sheet data at December 31, 1996 and 1995 set forth below are derived from unaudited consolidated financial statements of Water Pik Technologies.

                                                                 YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------
                                           1999            1998            1997            1996            1995
------------------------------------------------------------------------------------------------------------------
                                                            (in thousands, except for share and per share amounts)
CONSOLIDATED STATEMENT OF INCOME DATA:
Sales                                   $  254,687      $  235,788      $  241,167      $  215,675      $  205,794
Net income                              $   11,054      $   11,495      $   17,552      $    7,353      $    5,231
Net income per common share --
  basic and diluted                     $     1.15      $     1.17      $     1.79      $     0.77      $     0.59
Average weighted common shares
  outstanding                            9,587,291       9,837,534       9,830,038       9,561,061       8,819,317
CONSOLIDATED BALANCE SHEET DATA:
Working capital                         $   41,272      $   35,778      $   39,057      $   41,914      $   42,870
Total assets                            $  160,496      $  127,794      $  119,974      $  118,375      $   97,348
Long-term debt, less current portion    $   39,883      $       --      $       --      $       --      $       --
Stockholders' equity                    $   56,690      $   88,822      $   80,653      $   85,335      $   72,238

Because Water Pik Technologies was not a publicly held company prior to November 30, 1999, the weighted average number of shares of common stock used in the computation of earnings per share for such period is based on the distribution ratio of the weighted average number of ATI shares of common stock of one share of Water Pik Technologies for every 20 shares of ATI for periods prior to the spin-off.

The historical selected consolidated financial data are not necessarily indicative of the results of operations or financial position that would have occurred if the Company had been a separate, independent public company during the periods presented, nor are they indicative of its future performance. Such historical data should be read in conjunction with the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" and its consolidated financial statements and the related notes.

 ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based upon and should be read in conjunction with the audited consolidated financial statements, including the related notes, included herein. For periods prior to the spin-off from ATI, the financial statements include the businesses described below on a combined basis. Some of the statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Actual results could differ materially from the expectations reflected in these forward-looking statements as a result of various factors, some of which are described below. See also "Business -- Forward-Looking Information."

OVERVIEW OF BUSINESS
Water Pik Technologies is a leader in the design, manufacturing and marketing of a broad range of well recognized personal health care products and pool and water-heating products. The Company operates two business segments: Personal Health Care and Pool Products and Heating Systems which are organized around the Company's products. The Personal Health Care segment designs, manufactures and markets showerheads, oral health and water filtration product lines. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa equipment, controls and accessories as well as water-heating products for commercial, residential and industrial applications.

Total sales of our two segments for years ending December 31, 1999, 1998 and 1997 are summarized below:

                                                               YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------
               SEGMENT                         1999                      1998                      1997
---------------------------------------------------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
Personal Health Care                   $123,957       48.7%      $125,763       53.3%      $141,792       58.8%
Pool Products and Heating Systems      $130,730       51.3%      $110,025       46.7%      $ 99,375       41.2%
                                       --------                  --------                  --------
Total sales                            $254,687      100.0%      $235,788      100.0%      $241,167      100.0%
                                       ========                  ========                  ========

The financial information in the Company's financial statements is not necessarily indicative of results of operations, financial condition and cash flows that would have occurred if the Company had been a separate, independent public company during the periods presented nor is it indicative of our future results. On an historical basis prior to November 29, 1999, the capital for the Company's operations was provided by ATI's net investment in the Company, with no debt allocated to the Company. Accordingly, the historical financial statements prior to November 29, 1999 reflect no interest income or interest expense. Prior to the spin-off, ATI established a five-year $60,000,000 revolving credit facility, and $34,000,000 of borrowings under the facility were used by ATI prior to the spin-off to repay certain of its debt obligations. In connection with the spin-off, the Company assumed this credit facility, including the repayment obligations for ATI's $34,000,000 of borrowings. Following the spin-off, up to $26,000,000 of borrowing availability remained under the credit facility, subject to the borrowing base limitations under the facility. The amount of ATI indebtedness assumed by the Company under the new credit agreement was determined by reference to (i) historical levels of ATI consolidated indebtedness relative to the expected market capitalization of ATI and the Company and (ii) the level of debt and debt service capacity of the Company, as well as its ability to finance working capital requirements through a combination of operating cash flow and revolving credit borrowings. The historical consolidated financial statements prior to November 29, 1999 included herein do not reflect any changes that occurred in the capitalization or results of operations of the Company as a result of, or after, the spin-off.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------
                                                1999         % CHANGE         1998         % CHANGE         1997
------------------------------------------------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
Sales                                         $254,687         8.0%         $235,788         (2.2)%       $241,167
Gross profit                                  $ 98,978         2.8%         $ 96,244         (6.0)%       $102,375
Operating profit                              $ 19,204         0.9%         $ 19,032        (32.9)%       $ 28,384
Gross profit as a percentage of sales             38.9%                         40.8%                         42.4%
Operating profit as a percentage of sales          7.5%                          8.1%                         11.8%
International sales as a percentage of sales      14.3%                         15.8%                         17.0%

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998
Sales for 1999 were $254.7 million, representing an increase of 8.0 percent over 1998 due to increased sales of pool products and water-heating systems. The acquisition of Olympic in 1999 contributed sales of $1.8 million or 0.7 percent of 1999 sales. Gross profit (sales less cost of sales) as a percentage of sales for 1999 decreased to 38.9 percent compared with 40.8 percent for 1998 primarily due to a shift in product sales mix to lower margin pool products and heating systems and lower prices for personal health care products in response to competitive pressure.

Operating profit (gross profit less selling expenses and general and administrative expenses) as a percentage of sales decreased 0.9 percent in 1999 from 1998. Selling expenses as a percentage of sales were 19.1 percent in 1999 compared with 21.1 percent in 1998. The favorable trend in selling expenses resulted from leveraging fixed costs over a higher sales base. General and administrative expenses as a percentage of sales for 1999 were higher at 12.2 percent compared with 11.6 percent in 1998 and include a corporate allocation from the former parent company of Water Pik Technologies for the first 11 months of 1999 and all of 1998. Operations subsequent to November 29, 1999 include actual corporate expenses incurred.

Other items in 1999 affecting operating profit were $1,293,000 of seasonal losses from Olympic, $996,000 of expenses related to closing of three manufacturing facilities of which $258,000 was recorded as cost of sales and $738,000 was recorded as general and administrative expenses, $930,000 of unusual general and administrative expenses associated with bad debts of several major retail customers, $532,000 of expenses relating to workforce reductions in various administrative and engineering departments and $285,000 of spin-off expenses. The costs related to the closure of manufacturing facilities and workforce reductions are resulting from the Company's continuous cost-reduction and cost-containment initiatives.

Interest expense for 1999 was $582,000. Effective with the date of the spin-off through December 31, 1999, the Company had outstanding borrowing under its credit facilities. In addition, the Company issued an 8% promissory note in connection with its acquisition of Olympic in July, 1999. The Company had no interest expense in 1998 or 1997 since the capital for the Company's operations was provided by ATI's net investment in the Company with no debt allocated to the Company.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997
Total sales decreased by 2.2 percent in 1998 compared to 1997. Sales of our personal health care segment decreased due to a decline in international sales as a result of weak economic conditions in Canada, Brazil and Russia in 1998. Sales of personal health care products were also higher in 1997 than 1998 due to the initial retail stocking of newly introduced products in 1997. Consolidated sales declines in 1998 were partially offset by sales increases for water-heating systems products resulting from the acquisition of Trianco in August 1998 and the growth in existing pool product lines.

Gross profit as a percentage of sales decreased from 42.4 percent in 1997 to
40.8 percent in 1998. This decrease is due to a less profitable product mix of sales. In addition, cost of sales were reduced in 1997 as a result of a one-time benefit from the discontinued production of the consumer formulated product line.

Operating profit in 1998 declined to $19,032,000, or 8.1 percent of sales, due to the decrease in sales and change in product mix, costs associated with launching new personal health care products and expenses associated with settling a legal matter.

PERSONAL HEALTH CARE

                                                                    YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------
                                                1999         % CHANGE         1998         % CHANGE         1997
------------------------------------------------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
Sales                                         $123,957          (1.4)%      $125,763        (11.3)%       $141,792
Operating profit                              $  7,982         (15.3)%      $  9,426        (51.7)%       $ 19,552
Operating profit as a percentage of sales          6.4%                          7.5%                         13.8%
International sales as a percentage of sales      18.7%                         20.5%                         21.4%

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998
Sales for 1999 of our Personal Health Care segment were 1.4 percent less than in 1998 due to lower prices for oral health and water treatment products in response to competitive pressures which were partially offset by increased sales in new shower products. Additionally, sales were negatively impacted across all categories by inventory reduction efforts by a major retail customer, financial difficulties of certain retail customers and weak international economic conditions.

Operating profit decreased $1,444,000 in 1999 compared to 1998. Operating profit was impacted by higher tooling amortization expense associated with increased new product development initiatives. Operating profit in 1999 was also impacted by unusual expenses of $930,000 associated with bad debts of several major retail customers, and $1,075,000 of expenses related to the closure of a manufacturing facility, workforce reductions and non-recurring spin-off costs. These unusual expenses were offset by lower selling and marketing expenses of $3,101,000 in 1999 compared to 1998. Selling and marketing expenses for 1999 declined compared to the prior year primarily due to the reorganization and streamlining of operations during this period.

The Personal Health Care segment incurred costs of $258,000 related to the closure of a small manufacturing facility in San Antonio, Texas in July 1999. The production capabilities of this facility were consolidated into existing operations in order to achieve cost savings and improve manufacturing efficiencies. Additionally, expenses of $532,000 were incurred relating to workforce reductions in various administrative and engineering departments throughout the organization. The plant rationalization and reorganization costs were classified in the income statement as follows: $373,000 in cost of sales, $60,000 in selling expenses and $357,000 in general and administrative expenses. All costs related to these expenses were paid out during 1999. In addition, costs of $285,000 were incurred for activities related to the spin-off, primarily for consulting fees and increased travel expenses.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997
Sales of our Personal Heath Care segment decreased by 11.3 percent in 1998 compared to 1997. Sales decreased due to a decline in international sales as result of weak economic conditions in Canada, Brazil and Russia and two discontinued product lines. In 1997, sales were higher due to the initial retail stocking of newly introduced products.

Operating profit decreased by 51.7 percent due to the lower sales volume and additional advertising expenses associated with the launch of new products. In 1997, cost of sales was favorably impacted by discontinued production of certain products.

POOL PRODUCTS AND HEATING SYSTEMS

                                                                    YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------
                                                1999         % CHANGE         1998         % CHANGE         1997
------------------------------------------------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
Sales                                         $130,730       18.8%          $110,025       10.7%          $ 99,375
Operating profit                              $ 11,222       16.8%          $  9,606        8.8%          $  8,832
Operating profit as a percentage of sales          8.6%                          8.7%                          8.9%
International sales as a percentage of sales      10.2%                         10.8%                         10.9%

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998
Sales of our Pool Products and Heating Systems segment increased 18.8 percent in 1999 compared to 1998. Pool products sales increased 23.0 percent due to strong pool equipment and heater sales. Sales of the newly acquired pool products manufacturer, Olympic, were only $1,800,000 due to normal seasonal fluctuations. Water-heating product sales increased 10.0 percent due mainly to the acquisition of Trianco in August 1998. Sales of water-heating products, excluding Trianco products, decreased 3.0 percent due largely to the plant closure process which caused a product shortage for several months, an increase in the sales backlog and the loss of certain seasonal re-orders in the fourth quarter.

Operating profit increased 16.8 percent in 1999 as compared to 1998. The increase in operating profit was primarily due to increased sales volume, offset by expenses of $738,000 related to the closing of two manufacturing facilities and seasonal losses of $1,293,000 of newly acquired Olympic.

The Pool Products and Heating Systems segment incurred plan rationalization costs of $738,000, all of which were recorded in general and administrative expenses, related to the closures of the Randolph, Massachusetts facility and the Novato, California facility. The Randolph facility was closed in October 1999 and the Novato facility is expected to be closed by April 2000. The production capabilities of these two facilities has been relocated to other facilities in order to achieve cost savings and improve manufacturing efficiencies. The plant closure costs consisted of severance costs of $263,000, equipment move and production line setup costs of $150,000, and plant clean up and other costs of $325,000. At December 31, 1999, there was a reserve of $236,000 primarily for the unpaid portion of severance expenses, remaining from the plant closures.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997
Sales of our Pool Products and Heating Systems segment increased 10.7 percent or $10,650,000 in 1998 compared to 1997. The acquisition of Trianco in August 1998 accounted for $5,368,000 of the increase in sales. Sales increased in all pool products and heating systems categories.

Operating profit for 1998 increased 8.8 percent or $774,000 compared to 1997. This increase is primarily due to the increased sales volume for pool products and the acquisition of Trianco, which was partially offset by a $1,007,000 non-recurring expense to settle a breach of contract claim alleging rights to distribute a Laars(R) pool heater, which was included in general and administrative expenses.

FINANCIAL CONDITION AND LIQUIDITY
Our principal capital requirements are to fund working capital needs and capital expenditures and to meet required debt payments. We anticipate that our operating cash flow, together with available borrowings under our credit facilities described below, will be sufficient to meet our working capital requirements, capital expenditure requirements and interest service requirements on our debt obligations for at least the next 12 months. However, all of our planned product line extensions, new product development plans, capital expenditure programs and possible acquisitions can not be achieved without additional capital. We plan to raise additional capital through a public offering of our common stock. Depending upon market conditions, the Company may also choose to issue additional stock or debt.

In 1999, cash generated from operations of $14,250,000 was used primarily to fund the cash portion of the purchase price of Olympic of $2,500,000, to make $8,584,000 in capital expenditures and to advance $3,997,000 to ATI. In 1998, cash generated from operations of $22,325,000 was used to purchase Trianco for $10,647,000, to make $8,650,000 in capital expenditures and to pay $3,223,000 to ATI.

Our working capital increased to $41,272,000 at December 31, 1999 from $35,778,000 at the end of 1998. The current ratio decreased to 1.7 in 1999 from
1.9 in 1998. The increase in working capital at December 31, 1999 was primarily due to higher accounts receivable and inventory balances partially offset by increases in accounts payable and the current portion of long-term debt.

On a historical basis prior to November 29, 1999, most of the capital for the Company's operations was provided by ATI's net investment in the Company, for which no interest was charged. None of ATI's debt on a historical basis was allocated to the Company. Prior to the spin-off, ATI established a five-year $60,000,000 revolving credit facility, and $34,000,000 of borrowings under the facility were used by ATI to repay certain of its obligations. The Company assumed this revolving credit facility, including the repayment obligations for ATI's $34,000,000 of borrowings made by ATI prior to the spin-off. At December 31, 1999 the Company had $26,805,000 of borrowing availability remaining under borrowing base limitations of the credit facility. Borrowings under the credit facility bear interest at variable rates at, or at margins above, prevailing prime, LIBOR (London Interbank Offered Rate), federal funds or certificate of deposit rates and depend on the ratio of consolidated total indebtedness to earnings before interest, taxes, depreciation and amortization from time to time. The interest rate in effect at December 31, 1999 was 9.0 percent.

On November 3, 1999, the Company's Canadian subsidiary entered into a financing agreement with a bank for a revolving line of credit facility up to CDN. $11,000,000. Borrowings under the credit facility bear interest at variable rates at, or at margins above, the prevailing Canadian prime rate. The interest rate in effect at December 31, 1999 was 6.5 percent.

These credit facilities require the Company to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, dividend payments, consolidated net worth, interest coverage and the relationship of our total consolidated indebtedness to our earnings before interest, taxes, depreciation and amortization. A security interest in substantially all of the Company's assets was granted to the lenders under the credit agreements as collateral under the credit agreements.

In August 1999, the Company acquired substantially all of the assets of Olympic, a pool accessories manufacturer and distributor, for $2,500,000 in cash and a $6,344,000 promissory note. Olympic is located in Montreal, Quebec, and produces a full line of pool accessories ranging from cleaning and maintenance supplies to white goods, ladders, solar reels, floating lounges, and pool toys and games. Olympic distributes its products in Canada, Europe and the United States. These pool accessories are being distributed in the U.S. and Europe under our Water Pik(TM) and Jandy(TM) brand names.

Total capital expenditures for 1999 and 1998, excluding the purchases of Olympic and Trianco, were $8,584,000 and $8,650,000, respectively. At December 31, 1999, Water Pik Technologies had capital expenditure commitments of $942,000.

We currently anticipate that no cash dividends will be paid on Water Pik Technologies common stock in order to conserve cash for use in our business, including possible future acquisitions. In addition, the terms of our credit facilities prohibit us from paying dividends. Our board of directors will periodically re-evaluate our dividend policy taking into account operating results, capital needs, the terms of our credit facilities and other factors.

Prior to November 29, 1999 the Company participated in the general liability, product liability, and workers' compensation insurance programs sponsored by ATI. The Company has since entered into general liability, product liability and workers compensation insurance programs of its own. Insurance coverage under these programs are subject to policy deductibles for which we are at risk for losses. In connection with the spin-off, we have agreed to indemnify ATI for losses attributable to our operations prior to the spin-off. Reserves have been established based upon existing and estimated claims and historical experience in settling such matters. As a result of the spin-off, ATI transferred to the Company reserves for estimated losses under these insurance programs totaling $10,423,000 and related deferred taxes of $4,882,000. The actual settlements of claims under these insurance programs may differ from estimated reserves, but the possible range of loss in excess of those accrued is not reasonably estimable. Based upon currently available information, management does not believe that settlement of insurance claims will have a material adverse effect on our financial condition or liquidity.

In connection with the spin-off, ATI received a tax ruling from the IRS stating that the spin-off would be tax-free to ATI and to ATI's stockholders. The continuing validity of the Internal Revenue Service tax ruling is subject to certain factual representations and assumptions, including the completion of a required public offering of the Company's common stock within one year following the spin-off and use of the anticipated gross proceeds of approximately $50,000,000 (less associated costs) for further development of high quality, lower cost manufacturing capabilities, for product line extensions, to expand channels of distribution, to develop a self-sustaining product development process, and for acquisitions and/or joint ventures. Pursuant to the Separation and Distribution Agreement that Water Pik Technologies signed prior to the spin-off, the Company agreed with ATI to undertake such a public offering.

The Tax Sharing and Indemnification Agreement between ATI and Water Pik Technologies provides that we will indemnify ATI and its agents and representatives for taxes imposed on, and other amounts paid by, them or ATI's stockholders if the Company takes actions or fails to take actions (such as completing the public offering) that result in the spin-off not qualifying as a tax-free distribution. If any of the taxes or other amounts were to become payable by the Company, the payment could have a material adverse effect on the Company's business, results of operations, financial condition and cash flow and the amount the Company could be required to pay could exceed its net worth by a substantial amount.

OTHER MATTERS

INCOME TAXES

The Company's effective income tax rate was 41.3 percent for 1999, 40.0 percent in 1998 and 39.3 percent in 1997. At the time of the spin-off, ATI transferred to the Company $4,882,000 related to a deferred income tax asset. The Company has determined, based on its history of operating earnings, expectations of future operating earnings and potential tax planning strategies, that it is more likely than not that the deferred income tax assets at December 31, 1999 will be realized.

INFLATION

Inflation has not had a material impact upon the Company's results of operations for the periods discussed above.

IMPACT OF YEAR 2000

In late 1999, the Company completed its remediation and testing of systems to become Year 2000 ready. As a result of its planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $1,300,000 during 1998 and 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

 ITEM 7A   QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are foreign exchange rates which may generate translation and transaction gains and losses and interest rate risk.

FOREIGN CURRENCY RISK
Operating in international markets sometimes involves exposure to volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause the Company to adjust its financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

International operations constituted approximately 14 percent of the Company's 1999 consolidated sales. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. The Company does not generally hedge translation risks because cash flows from international operations are generally reinvested locally. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost.

The change in currency exchange rates for the Canadian dollar would have the largest impact on translating future international operating profit. The Company estimates that a 10 percent change in foreign exchange rates would not have a material impact on reported operating profit. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

INTEREST RATE RISK
The Company's exposure to interest rate risk is limited to its domestic and Canadian lines of credit. The Company's domestic line of credit bears interest at prime plus 0.25 percent to 0.50 percent, or at LIBOR (London Interbank Offered Rate) plus 125 to 225 basis points per annum. The Company's Canadian line of credit bears interest at Canadian or U.S. prime rate plus 0.50 percent. The Company estimates that a 10 percent change in interest rates would not have a material impact on reported operating profit.

 ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WATER PIK TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

CONTENTS

Report of Independent Auditors                                  22
Consolidated Balance Sheets at December 31, 1999 and 1998       23
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997                              24
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997                              25
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997                  26
Notes to Consolidated Financial Statements                      27

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Water Pik Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Water Pik Technologies, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Water Pik Technologies, Inc. at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States.

                                        /s/ ERNST & YOUNG LLP

Woodland Hills, California
January 28, 2000

WATER PIK TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                     1999          1998
--------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS,
                                                                EXCEPT FOR SHARE AND
                                                                 PER SHARE AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents                                    $  1,514      $     --
  Accounts receivable, less allowances for doubtful accounts
    of $1,372 in 1999 and $1,756 in 1998                         57,577        46,335
  Inventories                                                    26,214        18,760
  Deferred income taxes                                           8,666         7,218
  Prepaid expenses and other current assets                       2,559         1,228
                                                              ------------------------
TOTAL CURRENT ASSETS                                             96,530        73,541
Property, plant and equipment, net                               38,248        33,131
Cost in excess of net assets acquired, net                       21,972        19,072
Deferred income taxes                                             1,820            --
Other assets                                                      1,926         2,050
                                                              ------------------------
TOTAL ASSETS                                                   $160,496      $127,794
                                                              ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $ 27,958      $ 18,880
  Accrued income taxes                                              248            --
  Accrued liabilities                                            23,511        18,883
  Current portion of long-term debt                               3,541            --
                                                              ------------------------
TOTAL CURRENT LIABILITIES                                        55,258        37,763
Deferred income taxes                                                --         1,209
Long-term debt, less current portion                             39,883            --
Other accrued liabilities                                         8,665            --
                                                              ------------------------
TOTAL LIABILITIES                                               103,806        38,972
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value: 50,000,000
    Shares authorized; 9,811,763
    Shares issued and outstanding                                    98            --
  Additional paid-in capital                                     59,302            --
  Retained earnings                                               1,196            --
  Equity adjustments due to stock plans                          (3,824)           --
  Net advances from ATI                                              --        89,124
  Accumulated comprehensive income (loss)                           (82)         (302)
                                                              ------------------------
TOTAL STOCKHOLDERS' EQUITY                                       56,690        88,822
                                                              ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $160,496      $127,794
                                                              ========================

See accompanying notes.

WATER PIK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,                                        1999         1998         1997
-------------------------------------------------------------------------------------------------
                                                                 (IN THOUSANDS, EXCEPT FOR PER
                                                                        SHARE AMOUNTS)
SALES                                                         $254,687     $235,788     $241,167
Cost and expenses:
  Cost of sales                                                155,709      139,544      138,792
  Selling expenses                                              48,721       49,830       44,740
  General and administrative expenses                           31,053       27,382       29,251
                                                              -----------------------------------
                                                               235,483      216,756      212,783
                                                              -----------------------------------
Income before other income and expenses                         19,204       19,032       28,384
Interest expense                                                  (582)          --           --
Other income                                                       198          126          532
                                                              -----------------------------------
INCOME BEFORE INCOME TAXES                                      18,820       19,158       28,916
Provision for income taxes                                       7,766        7,663       11,364
                                                              -----------------------------------
NET INCOME                                                    $ 11,054     $ 11,495     $ 17,552
                                                              ===================================
BASIC AND DILUTED NET INCOME PER COMMON SHARE                 $   1.15     $   1.17     $   1.79
                                                              ===================================

See accompanying notes.

WATER PIK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                         1999       1998       1997
--------------------------------------------------------------------------------------------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income                                                    $ 11,054    $11,495    $17,552
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                8,491      6,324      6,388
    Deferred income taxes                                            5        641        759
    Gain on sale of property, plant and equipment                  (11)       (13)      (446)
    Change in operating assets and liabilities:
      Accounts receivable                                       (9,463)     3,284     (8,497)
      Inventories                                               (4,882)     4,955      4,422
      Accounts payable                                           7,658     (2,120)     6,849
      Accrued liabilities                                        1,693     (1,520)      (568)
      Other assets and liabilities                                (295)      (721)       571
                                                              ------------------------------
    CASH PROVIDED BY OPERATING ACTIVITIES                       14,250     22,325     27,030
INVESTING ACTIVITIES:
  Purchases of businesses                                       (2,500)   (10,647)        --
  Purchases of property, plant and equipment                    (8,584)    (8,650)    (6,480)
  Disposals of property, plant and equipment                        31        155      1,312
  Other                                                             80         40         31
                                                              ------------------------------
    CASH USED IN INVESTING ACTIVITIES                          (10,973)   (19,102)    (5,137)
FINANCING ACTIVITIES:
  Net long-term debt borrowings                                  2,234         --         --
  Repayment of net advances from ATI                            (3,997)    (3,223)   (22,006)
                                                              ------------------------------
    CASH USED IN FINANCING ACTIVITIES                           (1,763)    (3,223)   (22,006)
                                                              ------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 1,514         --       (113)
Cash and cash equivalents at the beginning of the year              --         --        113
                                                              ------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $  1,514    $    --    $    --
                                                              ==============================
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Reduction of net advances from ATI resulting from spin-off    $(94,985)   $    --    $    --
Assumption of debt from ATI                                   $ 34,000    $    --    $    --
Net liabilities transferred from ATI                          $  5,290    $    --    $    --
Equity adjustment (due to stock plans) transferred from ATI   $    121    $    --    $    --
SUPPLEMENTAL INFORMATION:
  Interest paid                                               $    202    $    --    $    --
  Taxes paid                                                  $    550    $    --    $    --

See accompanying notes.

WATER PIK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        EQUITY                                ACCUMULATED
                                        ADDITIONAL   ADJUSTMENTS                ADVANCES         OTHER            TOTAL
                               COMMON    PAID-IN        DUE TO      RETAINED    (TO) FROM    COMPREHENSIVE    STOCKHOLDERS'
                               STOCK     CAPITAL     STOCK PLANS    EARNINGS       ATI       INCOME (LOSS)       EQUITY
---------------------------------------------------------------------------------------------------------------------------
                                                                      (IN THOUSANDS)
Balance, December 31, 1996      $--      $     --      $    --       $   --     $ 85,306         $  29           $85,335
Net income                       --            --           --           --       17,552            --            17,552
Other comprehensive income,
  net of tax:
  Foreign currency
    translation losses           --            --           --           --           --          (228)             (228)
                                                                                                                 -------
Comprehensive income                                                                                              17,324
Net transactions with ATI        --            --           --           --      (22,006)           --           (22,006)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997       --            --           --           --       80,852          (199)           80,653
Net income                       --            --           --           --       11,495            --            11,495
Other comprehensive income,
  net of tax:
  Foreign currency
    translation losses           --            --           --           --           --          (103)             (103)
                                                                                                                 -------
Comprehensive income                                                                                              11,392
Net transactions with ATI        --            --           --           --       (3,223)           --            (3,223)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998       --            --           --           --       89,124          (302)           88,822
Net income                       --            --           --        1,196        9,858            --            11,054
Other comprehensive income,
  net of tax:
  Foreign currency
    translation losses           --            --           --           --           --           200               200
                                                                                                                 -------
Comprehensive income                                                                                              11,254
Spin-off by ATI                  93        94,892           --           --      (94,985)           --                --
Net transactions with ATI        --       (39,290)        (121)          --       (3,997)           20           (43,388)
Employee SARP plan                5         3,700       (3,703)          --           --            --                 2
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999      $98      $ 59,302      $(3,824)      $1,196     $     --         $ (82)          $56,690
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

WATER PIK TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. WATER PIK TECHNOLOGIES SPIN-OFF FROM ALLEGHENY TELEDYNE INCORPORATED DESCRIPTION OF BUSINESS

Water Pik Technologies, Inc. ("Water Pik Technologies" or the "Company") is a leader in the design, manufacturing and marketing of a broad range of well recognized personal health care products and pool products and heating systems. The Company's products include: showerheads; oral health products; water filtration products; pool and spa heaters, controls, valves and water features; and residential and commercial water-heating systems. Water Pik Technologies operates in two business segments -- Personal Health Care and Pool Products and Heating Systems.

Water Pik Technologies consists of the former consumer products segment of Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated ("ATI"), which includes the operations of the Teledyne Water Pik division with operations in the U.S. and Canada and the Teledyne Laars division with operations in the U.S. and Canada.

SPIN-OFF FROM ATI

In 1998, ATI announced that it would pursue a course of action that would result in the spin-off of the Company to ATI stockholders as an independent, publicly traded company. In August 1999, ATI received a favorable ruling from the Internal Revenue Service that the proposed spin-off of the Company into a freestanding public company would be treated as a tax-free distribution for federal income tax purposes.

Prior to the spin-off, Water Pik Technologies and ATI entered into a Separation and Distribution Agreement (see Note 7) that provides for the principal corporate transactions required to effect the separation of the businesses after the spin-off.

As part of the spin-off plan, borrowings of $34,000,000 made by ATI from the Company's revolving credit facility were retained by ATI (see Note 5).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Water Pik Technologies, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. For periods prior to the spin-off from ATI, the financial statements include the businesses described in Note 1 on a combined basis. ATI's historical cost basis of assets and liabilities has been reflected in the Company's financial statements.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF RISK

The Company grants credit terms in the normal course of business to its customers. The Company markets its products to a diverse customer base, principally throughout the United States and Canada. Trade credit is extended based upon evaluations of each customer's ability to perform its obligations, which are updated periodically. The Company does not normally require collateral or other security to support credit sales. No customer accounted for more than 10 percent of the Company's sales in 1999, 1998 or 1997.

REVENUE RECOGNITION

Sales and related cost of sales are recognized upon the shipment of products to customers. The Company allows credit for products returned within its policy terms. Such returns are estimated and an allowance is provided at time of sale.

INVENTORIES

Inventories are stated at the lower of cost (last-in, first-out and first-in, first-out cost methods) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost and are depreciated using both the accelerated and straight-line methods. Depreciation is based on the useful lives of the properties. Buildings are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, plastic injection molds over 3 to 7 years and leasehold improvements over the shorter of their estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to operations as incurred.

COST IN EXCESS OF NET ASSETS ACQUIRED

Cost in excess of net assets acquired relates to businesses purchased (goodwill) and is being amortized on a straight-line basis over periods not exceeding 15 years. Accumulated amortization was $4,155,000 and $2,610,000 at December 31, 1999 and 1998, respectively. Goodwill amortization expense was $1,545,000, $1,096,000 and $894,000 in 1999, 1998 and 1997, respectively. Cost in excess of net assets acquired related to businesses purchased prior to October 31, 1970 is not being amortized. Goodwill not being amortized amounted to $239,000 at December 31, 1999 and 1998.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are provided on the temporary differences between income for financial statements and income tax reporting purposes.

STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) encourages but does not require companies to record compensation expense for stock options granted at fair value. The Company has chosen to continue to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," (APB No. 25) and related interpretations. Accordingly, the Company has provided pro forma disclosures of the earnings per share as determined under the provision of SFAS No. 123.

PRODUCT DEVELOPMENT AND RESEARCH AND DEVELOPMENT COSTS

Product development and research and development costs ($7,672,000 in 1999, $7,734,000 in 1998 and $8,879,000 in 1997) are classified in general and administrative expenses and are expensed as incurred.

ADVERTISING COSTS

Advertising costs ($23,852,000 in 1999, $24,664,000 in 1998 and $20,250,000 in
1997) are expensed in the year incurred.

WARRANTY COSTS

The Company's return policy is to replace, repair or issue credit for products under warranty. Estimated warranty costs are provided when sales are recognized and amounted to $4,565,000, $4,924,000 and $5,673,000 in 1999, 1998 and 1997,
respectively.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's non-U.S. subsidiaries are measured using local currency as the functional currency. Assets and liabilities are translated at the exchange rate in effect at year-end. Revenues and expenses are translated at the rates of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are recorded directly into a separate component in stockholders' equity.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires foreign currency translation adjustments to be included in other comprehensive income. Comprehensive income is presented in the consolidated statements of stockholders' equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of its cash and cash equivalents, accounts receivable, accounts payable, and long-term debt approximate their carrying amounts in the accompanying consolidated financial statements.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Management believes that the estimates used in the preparation of the Company's consolidated financial statements are reasonable.

PENDING ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133). SFAS No. 133 establishes new standards for recording derivatives in interim and annual financial reports requiring that all derivative instruments be recorded as assets or liabilities, measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and therefore the Company will adopt the new requirements as of January 1, 2001. Management does not anticipate that the adoption of SFAS No. 133 will have a significant impact on the Company's consolidated results of operations, financial position or cash flows.

3.  INVENTORIES

Inventories are comprised of the following:

DECEMBER 31,                                                      1999        1998
------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS)
Raw materials and supplies                                      $ 14,144    $ 11,616
Work-in-process                                                    5,481       3,406
Finished goods                                                    11,307       8,795
                                                                --------------------
Total inventories at current cost                                 30,932      23,817
Less: Allowances to reduce current cost values to LIFO basis      (4,718)     (5,057)
                                                                --------------------
Total inventories                                               $ 26,214    $ 18,760
                                                                ====================

During 1997, the discontinuation of a product line resulted in a liquidation of last-in, first-out inventory quantities. This inventory was carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of this last-in, first-out liquidation was to increase net income by $625,000 for the year ended December 31, 1997.

Inventories determined on the last-in, first-out methods were $19,841,000 at December 31, 1999 and $9,748,000 at December 31, 1998. The remainder of inventory was determined using the first-in, first-out method. These inventory values do not differ materially from current cost.

4.  SUPPLEMENTAL BALANCE SHEET INFORMATION

Property, plant and equipment were as follows:

DECEMBER 31,                                                      1999        1998
------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS)
Land                                                            $  4,697    $  4,694
Buildings                                                         19,839      19,576
Equipment                                                         60,053      49,318
Leasehold improvements                                               656         550
                                                                --------------------
                                                                  85,245      74,138
Less: Accumulated depreciation and amortization                  (46,997)    (41,007)
                                                                --------------------
Total property, plant and equipment                             $ 38,248    $ 33,131
                                                                ====================

Accrued liabilities are comprised of the following:

DECEMBER 31,                                                      1999        1998
------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS)
Salaries and wages                                              $  8,660    $  6,269
Warranty reserves                                                  3,338       3,165
Advertising                                                        3,929       2,916
Sales allowances and rebates                                       2,596       1,572
Property taxes                                                       855         973
Other                                                              4,133       3,988
                                                                --------------------
Total accrued liabilities                                       $ 23,511    $ 18,883
                                                                ====================

5.  LONG-TERM DEBT

Long-term debt is comprised of the following:

DECEMBER 31,                                                      1999        1998
------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS)
Revolving credit facility                                       $ 32,884    $     --
Canadian revolving credit facility                                 3,402          --
8% promissory note                                                 6,679          --
Capitalized leases                                                   459          --
                                                                --------------------
                                                                  43,424          --
Less: Current portion                                             (3,541)         --
                                                                --------------------
Long-term debt                                                  $ 39,883    $     --
                                                                ====================

Long-term debt is payable as follows: year ended December 31, 2000 -- $3,541,000; 2001 -- $3,505,000; 2002 -- $93,000; 2003 -- $5,000;
2004 -- $32,884,000; 2005 and thereafter $3,396,000.

REVOLVING CREDIT FACILITY

On November 29, 1999, the Company entered into a financing agreement with a bank for a revolving line of credit up to $60,000,000 through November 2004. Borrowings under the revolving credit loan are limited to borrowing base calculations based upon eligible account receivable and eligible inventory balances, as defined. The credit facility is secured by the Company's assets.

Borrowings under the revolving credit loans bear interest at either the bank's prime rate plus 0.25 percent to 0.50 percent or, if the Company exercises a LIBOR option, at the LIBOR rate plus 125 to 225 basis points per annum. The Company is subject to a $50,000 annual agency fee and an unused line fee equal to .175 percent to .50 percent (determined by leverage ratio) per annum of the monthly average unused borrowings. Interest on the revolving credit loan is payable monthly.

The credit facility requires the Company to be in compliance with specific financial covenants. The Company was in compliance with these financial covenants at December 31, 1999.

The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $5,000,000. A letter of credit fee is charged to the Company equal to 0.50 percent on the aggregate undrawn amount of all outstanding letters of credit. At December 31, 1999, the aggregate amount of outstanding letters of credit under the credit facility was $1,711,000.

CANADIAN REVOLVING CREDIT FACILITY

On November 3, 1999, the Company's Canadian subsidiary entered into a financing agreement with a bank for a revolving line of credit up to CDN. $11,000,000, increasing by CDN. $1,000,000 for certain months of the year, a forward exchange contract facility of up to CDN. $2,000,000 and the issuance of letters of credits not to exceed CDN. $500,000.

Borrowings under the revolving Canadian credit facility bear interest at either the bank's prevailing annual Canadian or U.S. prime rate plus 0.50 percent (6.5 percent at December 31, 1999). The interest is payable monthly.

The Canadian credit facility requires the Company to be in compliance with specific financial covenants. The Company was in compliance with these financial covenants at December 31, 1999.

PROMISSORY NOTE

On August 5, 1999, the Company's Canadian subsidiary entered into an 8 percent promissory note with Les Agencies Claude Marchand, Inc. pursuant to the terms of the asset purchase agreement with Les Agencies Claude Marchand, Inc. The principal amount is $6,344,000 of which $3,172,000 is due on November 15, 2000 and $3,172,000 is due on August 6, 2001. Interest is compounded monthly and payable quarterly. In accordance with the terms of the asset purchase agreement, a purchase price increase of $332,000 has been estimated by the Company. The promissory note will be amended upon concurrence of the purchase price adjustment by the Company and Les Agencies Claude Marchand, Inc. to increase by $332,000 to a total of $6,676,000.

6.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as designated by the Company's Board of Directors. At December 31, 1999 and 1998, there were no shares of preferred stock issued and outstanding.

COMMON STOCK

On November 29, 1999 ("spin-off date"), ATI distributed all of the common stock of the Company to the stockholders of ATI in a tax-free transaction. An aggregate of 9,311,086 shares of common stock, par value $0.01 of the Company's common stock were distributed in the transaction. The number of shares distributed was based on the distribution ratio of one share of Company common stock for every 20 shares of ATI's common stock. Following the spin-off, ATI held no equity interest in the Company.

ALLEGHENY TELEDYNE STOCK ACQUISITION AND RETENTION PROGRAM

During 1999 and 1998, certain employees purchased ATI common stock and were awarded restricted shares under the Allegheny Teledyne Stock Acquisition and Retention Program ("Allegheny Teledyne SARP"). Effective November 29, 1999, participants who purchased or designated ATI shares under the Allegheny Teledyne SARP received distributions of the common stock of Teledyne Technologies and Water Pik Technologies in the spin-offs on the purchased or designated ATI shares. The shares they received in the spin-off, as well as the original ATI shares, will continue to be held as collateral for the loans for the purchased shares, all of which will be retained by ATI, until the loans are fully paid.

Restricted shares awarded under the Allegheny Teledyne SARP to a Company employee were converted into 12,226 restricted shares of Company common stock as of the spin-off date. The number of converted shares awarded was determined based on the relationship of the ATI stock price and stock price of the Company, so that the market value of the stock and the Company stock were equivalent before the spin-off and immediately after the spin-off. The Allegheny Teledyne SARP shares had a value of $150,000 when issued and the balance of the related prepaid compensation expense of $121,000, recorded as a reduction of stockholders' equity in the accompanying consolidated balance sheet as of the spin-off date, is being amortized to expense on the straight-line basis over the period of restrictions. The restrictions on these shares lapse after five years from the original award date with restrictions lapsing from May 2003 through August 2004. If the participant's employment with the Company is terminated prior to the lapsing of the restrictions, the participant's interest in the restricted shares is forfeited. These restrictions are in accordance with the terms and conditions set forth in the original Allegheny Teledyne SARP.

STOCK ACQUISITION AND RETENTION PROGRAM

Pursuant to the Company's Stock Acquisition and Retention Program (SARP) adopted by the Company's Board of Directors, certain key officers of the Company fully exercised their rights on November 30, 1999 to acquire an aggregate of 333,785 shares of the Company's common stock at their quoted market price on the date of purchase. Each officer had the right to acquire shares having an aggregate cost of up to 200 percent of the officer's annual base salary. Payment for the purchased shares was in the form of notes receivable by the Company from the officers which bear interest at a rate of 6.29 percent per annum and are payable in level monthly payments of principal and interest beginning on the fifth anniversary of the note and continuing thereafter for the remaining term of the note. The aggregate amount of the notes receivable from officers related to the purchase of these shares was $2,470,000 at December 31, 1999 and was classified as a reduction of stockholders' equity in the accompanying consolidated balance sheet.

Further pursuant to the SARP, for every two shares purchased by an officer of the Company under the SARP, the officer was awarded one share of restricted common stock of the Company at no cost to the officer. The restrictions on the restricted shares lapse, as to all such shares, on November 30, 2004. If an officer's employment with the Company is terminated prior to the lapsing of the restrictions, the officer's interest in the restricted shares is forfeited. As of December 31, 1999, an aggregate of 166,892 restricted common shares had been issued by the Company which had a recorded value of $1,235,000 at issuance based upon the closing quoted market value of the Company's common stock on date of issuance. This amount is being amortized to expense on the straight-line basis over the period of restrictions and the unamortized balance is classified as a reduction of stockholders' equity in the accompanying consolidated balance sheet.

CONVERSION OF ALLEGHENY TELEDYNE STOCK OPTIONS

During 1999 and prior years, certain employees of the Company received stock options to acquire ATI common stock issued under ATI benefit plans. Effective November 29, 1999, stock options outstanding under the ATI benefit plans that were held by Company employees were converted into options to purchase shares of Water Pik Technologies common stock. The converted stock options have the same vesting provisions, expiration dates, and terms and conditions as the ATI stock options they replaced. The number of options and the exercise price of the options was adjusted in the conversion based on the relationship of the ATI stock price and stock price of the Company, so that the "intrinsic value" (the difference between the market value of the stock into which the options are exercisable and the exercise price of the options outstanding) of the options outstanding before the spin-off was equal to the intrinsic value of the options outstanding immediately after the spin-off.

OTHER STOCK OPTIONS

In addition, the Company's Board of Directors adopted on November 12, 1999 the Water Pik Technologies Inc. 1999 Incentive Plan and the 1999 Non-Employee Director Stock Compensation Plan, and adopted on December 30, 1999, the 1999 Broad Based Stock Option Plan. The 1999 Incentive Plan and the 1999 Broad Based Stock Option Plan provide for awards of up to 12 percent and 5 percent, respectively, of the outstanding shares of the common stock of the Company to employees of the Company. The Company grants options to non-employee directors under the 1999 Non-Employee Director Stock Compensation Plan to purchase shares of its common stock, at future dates at the fair market value on the date of grant. Options become exercisable one year after the grant date. A maximum of 100,000 shares or options to acquire shares may be issued under the 1999 Non-Employee Director Stock Compensation Plan (Directors' Plan) to directors who are not employees of the Company. As of December 31, 1999, 5,000 options had been granted under the Directors' Plan.

STOCK OPTION INFORMATION

The following table summarizes activity of the Company employees' stock options, including those converted from ATI options.

YEAR ENDED DECEMBER 31,                             1999                    1998                   1997
---------------------------------------------------------------------------------------------------------------
                                                       WEIGHTED-               WEIGHTED-              WEIGHTED-
                                            NUMBER      AVERAGE     NUMBER      AVERAGE     NUMBER     AVERAGE
                                              OF       EXERCISE       OF       EXERCISE       OF      EXERCISE
                                            SHARES       PRICE      SHARES       PRICE      SHARES      PRICE
---------------------------------------------------------------------------------------------------------------
Outstanding beginning of year               459,252     $11.54       80,866     $ 7.23      82,655      $7.23
Granted                                     454,333       7.69      378,386      12.45         --          --
Forfeitures                                 (44,686)     12.87           --         --         --          --
Exercised                                        --         --           --         --      (1,789)      7.19
                                            -------------------------------------------------------------------
Outstanding end of year                     868,899     $ 9.46      459,252     $11.54      80,866      $7.23
                                            ===================================================================
Exercisable at end of year                  181,517     $10.32       54,622     $ 6.91      37,849      $6.55
                                            ===================================================================

As of December 31, 1999, 1,768,000 shares were available for option grants or awards.

Information regarding stock options outstanding as of December 31, 1999 is as follows:

                                                    OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------------------------------------------
                                                  WEIGHTED-AVERAGE
                                      NUMBER         REMAINING         WEIGHTED-AVERAGE      NUMBER      WEIGHTED-AVERAGE
PRICE RANGE                         OF SHARES     CONTRACTUAL LIFE      EXERCISE PRICE     OF SHARES      EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------------
Under $7.00                           13,776         4.8 years              $ 4.76           13,776           $ 4.76
$7.00 to $11.00                      557,206         9.5 years              $ 7.83           69,428           $ 8.02
Over $11.00                          297,917         8.6 years              $12.72           98,313           $12.72

Exercise prices for options outstanding as of December 31, 1999 ranged from $4.76 to $14.47. The weighted-average remaining contractual life of those options is 9.1 years.

STOCK OPTION FAIR VALUE DISCLOSURE

The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for its stock option plans based on the fair value at the grant dates for stock option plans (including the converted stock options), consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been as follows:

YEAR ENDED DECEMBER 31,                                          1999       1998       1997
---------------------------------------------------------------------------------------------
Net income: as reported (in thousands)                          $11,054    $11,495    $17,552
Net income: pro forma (in thousands)                            $10,719    $11,331    $17,529
Basic and diluted net income per common share: as reported      $  1.15    $  1.17    $  1.79
Basic and diluted net income per common share: pro forma        $  1.12    $  1.15    $  1.79

For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the options' vesting period. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (there were no option grants in 1997):

YEAR ENDED DECEMBER 31,                                         1999     1998
------------------------------------------------------------------------------
Expected dividend yield                                           0.0%     2.9%
Expected volatility                                              27.0%    31.0%
Risk-free interest rate                                           6.2%     4.9%
Expected lives (in years)                                         8.0      8.0
Weighted-average fair value of options granted during year      $3.66    $3.88

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially effect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

STOCKHOLDERS' RIGHTS PLAN

On November 12, 1999, the Company's Board of Directors adopted a stockholders' rights plan under which preferred share purchase rights were authorized and declared as a dividend on the common shares of the Company to be distributed by ATI to its stockholders. The rights become exercisable only if a person or group acquires 15 percent or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock. Each right will entitle stockholders to then buy one one-hundredth of a share of Series A Junior Participating Preferred stock at an exercise price of $60. The rights will expire on the close of business November 12, 2009, subject to extension, earlier redemption or exchange by the Company as described in the plan.

7.  RELATED PARTY TRANSACTIONS

The accompanying financial statements include transactions with ATI as follows:

YEAR ENDED DECEMBER 31,                                         1999        1998        1997
----------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
Net advances from ATI, beginning of the year                  $ 89,124    $ 80,852    $ 85,306
Net cash transactions with ATI:
  Current provision for income taxes                             7,542       7,022      10,605
  Insurance expense                                              3,594       3,948       4,263
  Corporate general and administrative expense                   2,292       2,358       2,412
  Pension expense                                                1,886       1,483       1,591
  Other net cash to ATI                                        (19,311)    (18,034)    (40,877)
                                                              --------------------------------
Net cash transactions with ATI                                  (3,997)     (3,223)    (22,006)
Transfer of ATI investment in Company                          (94,985)         --          --
Net income allocable to ATI                                      9,858      11,495      17,552
                                                              --------------------------------
Net advances from ATI, end of the year                        $     --    $ 89,124    $ 80,852
                                                              ================================

Prior to December 1999, the Company participated in ATI's centralized cash management system. Cash receipts in excess of cash requirements were transferred to ATI. Those transactions with ATI were non-interest bearing.

Corporate general and administrative expenses represent allocations for expenses incurred by ATI on the Company's behalf including costs for finance, legal, tax and human resources functions. These amounts were allocated within ATI based on the net sales of the respective operations of its subsidiaries and divisions. The Company also participated in casualty, medical and life insurance programs sponsored by ATI. In the opinion of management, the allocations of these expenses were reasonable. The expenses allocated for these services and programs are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity managing these functions. The Company expects to incur additional general and administrative expenses, insurance costs and other costs as a result of operating independently of ATI.

There was a payable to other ATI subsidiaries of $1,004,968 at December 31, 1999, $136,000 at December 31, 1998 and $218,000 at December 31, 1997.

In addition, prior to and in connection with the spin-off, the Company and ATI entered into agreements providing for the separation of the companies and governing various relationships for separating employee benefits, tax obligations, indemnifications and interim services. A description of these agreements follows.

SEPARATION AND DISTRIBUTION AGREEMENT

In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service stating that the spin-off would be tax-free to ATI and its stockholders. The continuing validity of the Internal Revenue Service tax ruling is subject to certain factual representations and assumptions, including completion of the required public offering within one year following the date of the spin-off and initiation of a public offering of the Company's common stock within eight months following the spin-off. The gross proceeds of the required offering are to be approximately $50 million with the proceeds to be used to further develop high quality, lower cost manufacturing capabilities, extend existing product lines, expand the channels of distribution, develop a self-sustaining product development process and for acquisitions and/or joint ventures. Pursuant to the Separation and Distribution Agreement that the Company signed prior to the date of the spin-off, the Company has agreed with ATI to undertake such a public offering.

EMPLOYEE BENEFITS AGREEMENT

The Employee Benefits Agreement states that the Company will establish its own qualified and nonqualified pension and other employee benefit plans and arrangements, which generally will be the same as the ATI's plans in effect at the time of the spin-off, except that the Company will implement an enhanced defined contribution plan to replace ATI's defined benefit pension plan on April 1, 2000. Benefits accrued by employees of the Company under ATI's pension plan will be frozen and will remain the obligation of the ATI pension plan which will also retain all of the plan assets.

TAX SHARING AND INDEMNIFICATION AGREEMENT

ATI and the Company entered into a Tax Sharing and Indemnification Agreement that set forth each party's rights and obligations regarding payment and refunds, if any, with respect to taxes for periods before and after the spin-off and related matters such as the filing of tax returns and the conduct of audits or other proceedings involving claims made by taxing authorities.

In general, ATI will be responsible for filing consolidated U.S. federal and consolidated, combined or unified state income tax returns for periods through the date of the spin-off, and for paying the taxes relating to such returns including any subsequent adjustments resulting from the redetermination of such tax liability by the applicable taxing authorities. The Company will be responsible for other taxes attributable to its operations.

The Tax Sharing and Indemnification Agreement provides that the Company will indemnify ATI and its directors, officers, employees, agents and representatives for any taxes imposed on, or other amounts paid by them, or ATI stockholders, if the Company takes actions or fails to take actions such as completing the required public offering, that result in the spin-off not qualifying as a tax-free distribution. Pursuant to the Tax Sharing and Indemnification Agreement, the Company has agreed that for a two-year period following the date of the spin-off: (i) to continue to engage in the Company's businesses; (ii) to continue to own and manage at least 50 percent of the assets owned directly or indirectly immediately after the spin-off; and (iii) not to engage in a number of specified transactions without the consent of ATI.

If the Company's obligations under the Tax Sharing and Indemnification Agreement are breached and the spin-off fails to continue to qualify as tax-free for U.S. federal income tax purposes as a result of such breach, the Company would be required to satisfy the indemnification obligations described above which could exceed the Company's net worth at that time.

Though valid as between the parties thereto, the Tax Sharing and Indemnification Agreement is not binding on the IRS and does not affect the several liability of ATI, the Company and their respective subsidiaries to the IRS for all U.S. federal taxes of the consolidated group relating to periods prior to the spin-off.

8.  INCOME TAXES

The Company was included in the consolidated federal and certain state income tax returns of ATI through the date of the spin-off. ATI made any required tax payments as part of its consolidated tax returns. Provision for income taxes were calculated as if the Company had filed separate income tax returns. Provision for income taxes is comprised of the following:

YEAR ENDED DECEMBER 31,                                        1999      1998      1997
-----------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)
Current:
  Federal                                                     $6,355    $6,070    $ 9,115
  State                                                        1,406       952      1,490
                                                              ---------------------------
Total                                                          7,761     7,022     10,605
Deferred:
  Federal                                                          5       599        701
  State                                                           --        42         58
                                                              ---------------------------
Total                                                              5       641        759
                                                              ---------------------------
Provision for income taxes                                    $7,766    $7,663    $11,364
                                                              ===========================

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

YEAR ENDED DECEMBER 31,                                       1999    1998    1997
----------------------------------------------------------------------------------
Federal tax rate                                              35.0%   35.0%   35.0%
State and local income taxes, net of federal tax benefit       5.0     3.5     3.4
Other                                                          1.3     1.5     0.9
                                                              --------------------
Effective income tax rate                                     41.3%   40.0%   39.3%
                                                              ====================

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair values of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax basis. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows:

DECEMBER 31,                                                   1999       1998
-------------------------------------------------------------------------------
                                                               (IN THOUSANDS)
Deferred income tax assets:
  Accrued liabilities                                         $ 9,884    $4,603
  Inventories                                                   1,381     1,496
  Intangible assets                                               178         8
  Other                                                            16        16
                                                              -----------------
Total deferred income tax assets                               11,459     6,123
Deferred income tax liabilities:
  Depreciation and amortization                                  (973)     (114)
                                                              -----------------
Total deferred income tax liabilities                            (973)     (114)
                                                              -----------------
Net deferred income tax asset                                 $10,486    $6,009
                                                              =================

As of the spin-off date, November 29, 1999, a deferred income tax asset of $4,482,000 was transferred from ATI related to certain accrued liabilities transferred from ATI on that date.

9.  PENSION PLAN AND RETIREMENT BENEFITS

Certain of the Company's employees participate in the noncontributory defined benefit plan sponsored by ATI. Benefits under this defined benefit plan are generally based on years of service and/or final average pay. ATI funds the pension plan in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended, and the Internal

Revenue Code. Subsequent to the spin-off of the Company, ATI has retained the obligation associated with the Company's employees that participate in this plan.

Net periodic pension expense associated with the ATI defined benefit plan allocated to the Company was $1,886,000, $1,483,000 and $1,591,000 in the years ended December 31, 1999, 1998 and 1997, respectively.

The Company participates in a defined contribution plan sponsored by ATI maintained for substantially all of its employees. The costs associated with this plan were $593,000, $616,000 and $279,000 in 1999, 1998 and 1997, respectively. On April 1, 2000, the Company will establish its own defined contribution plan in lieu of the ATI defined benefit plan.

10.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Rental expense under operating leases was $1,994,000 in 1999, $1,699,000 in 1998 and $1,520,000 in 1997. Future minimum rental commitments under operating leases with noncancelable terms of more than one year as of December 31, 1999, were as follows: $652,000 in 2000, $343,000 in 2001, $183,000 in 2002, $98,000 in 2003
and $2,000 in 2004.

CONTINGENCIES

A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period or one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

11.  EARNINGS PER SHARE

A reconciliation of weighted average shares outstanding, used to calculate basic net income per common share, to weighted average shares outstanding assuming dilution, used to calculate diluted net income per common share, follows:

YEAR ENDED DECEMBER 31,                                        1999       1998       1997
-------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS)
Average outstanding common shares -- basic                      9,587      9,837      9,830
Shares issuable upon exercise of dilutive options                   7          1          1
                                                              -----------------------------
Average outstanding common shares -- diluted                    9,594      9,838      9,831
                                                              =============================
Net income amount used to report both basic and diluted per
  share information                                           $11,054    $11,495    $17,552
                                                              =============================

Shares issuable upon exercise of dilutive options and the diluted effect of restricted shares are determined using the treasury stock method.

Options to purchase 356,000, 138,000, and no shares with exercise prices greater than the average market prices of common stock were outstanding during 1999, 1998 and 1997, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

12.  ACQUISITIONS

In August 1999, the Company acquired substantially all of the assets of Olympic, a pool accessories manufacturer and distributor, doing business in Canada as Olympic Pool Accessories, for $2,500,000 in cash and a $6,344,000 promissory note to be amended upon calculation of a purchase price adjustment in accordance with the terms of the asset purchase agreement. The estimated purchase price adjustment is an increase of $332,000. In connection with the purchase, the Company acquired $2,053,000 of working capital and $3,175,000 of property, plant and equipment, and assumed $794,000 of liabilities. The goodwill recorded as part of this transaction was $4,410,000. Olympic is located in Montreal, Quebec, and produces a full line of pool accessories ranging from cleaning and maintenance supplies to white goods, ladders, solar reels, floating lounges, and pool toys and games. Olympic distributes it products in Canada, Europe and the United States.

Had Olympic been purchased as of January 1, 1999, pro-forma sales, net income, basic and diluted net income per common share would have been approximately $269,000,000, $12,000,000, $1.25 and $1.25, respectively, for the year ended

December 31, 1999. Had Olympic been purchased as of January 1, 1998, pro forma sales, net income, basic and diluted net income per common share would have been approximately $248,000,000, $11,000,000, $1.12 and $1.12, respectively, for the year ended December 31, 1998.

In August 1998, the Company acquired the assets of Trianco Heatmaker, Inc. ("Trianco"), a manufacturer of high efficiency gas and oil boiler and water-heating products based in Randolph, Massachusetts for $10,647,000 in cash. In connection with the purchase, the Company acquired working capital of $1,030,000, property, plant and equipment of $255,000 and intangibles of $786,000. The goodwill recorded as part of this transaction was $8,576,000. Had Trianco been purchased at the beginning of 1998, pro forma sales, net income, basic and diluted net income per common share would have been approximately $240,000,000, $11,000,000, $1.12 and $1.12, respectively. Had Trianco been purchased at the beginning of 1997, pro forma sales, net income, basic and diluted net income per common share would have been approximately $252,000,000, $17,000,000, $1.73 and $1.73, respectively.

These acquisitions were accounted for as purchases and their operations are included in the Company's consolidated financial statements from the respective dates of acquisition.

13.  BUSINESS SEGMENTS

Water Pik Technologies operates in two business segments: Personal Health Care and Pool Products and Heating Systems which are organized around the Company's products. The Personal Health Care segment designs, manufactures and markets showerheads, oral health and water filtration product lines. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa equipment, controls and accessories as well as water-heating products for commercial, residential and industrial applications.

Information on the Company's business segments is as follows:

YEAR ENDED DECEMBER 31,                                         1999        1998        1997
----------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
Sales:
  Personal Health Care                                        $123,957    $125,763    $141,792
  Pool Products and Heating Systems                            130,730     110,025      99,375
                                                              --------------------------------
Total sales                                                   $254,687    $235,788    $241,167
                                                              ================================
Operating profit:
  Personal Health Care                                        $  7,982    $  9,426    $ 19,552
  Pool Products and Heating Systems                             11,222       9,606       8,832
                                                              --------------------------------
Total operating profit                                          19,204      19,032      28,384
Interest expense                                                  (582)         --          --
Other income                                                       198         126         532
                                                              --------------------------------
Income before income taxes                                    $ 18,820    $ 19,158    $ 28,916
                                                              ================================
Depreciation and amortization:
  Personal Health Care                                        $  4,196    $  3,234    $  3,706
  Pool Products and Heating Systems                              4,295       3,090       2,682
                                                              --------------------------------
Total depreciation and amortization                           $  8,491    $  6,324    $  6,388
                                                              ================================
Capital expenditures:
  Personal Health Care                                        $  6,153    $  5,194    $  4,390
  Pool Products and Heating Systems                              2,409       3,456       2,090
  Corporate                                                         22          --          --
                                                              --------------------------------
Total capital expenditures                                    $  8,584    $  8,650    $  6,480
                                                              ================================
Identifiable assets:
  Personal Health Care                                        $ 44,657    $ 43,890    $ 50,559
  Pool Products and Heating Systems                            101,372      76,686      62,765
  Corporate                                                     14,467       7,218       6,650
                                                              --------------------------------
Total identifiable assets                                     $160,496    $127,794    $119,974
                                                              ================================

Total foreign sales were $36,491,000 in 1999, $37,585,000 in 1998 and
$41,100,000 in 1997. Of these amounts, sales by operations in the United States to customers in other countries were $28,168,000 in 1999, $28,482,000 in 1998 and

$31,499,000 in 1997. There were no sales to individual countries outside of the United States in excess of 10 percent of the Company's net sales.

14.  QUARTERLY DATA (UNAUDITED)

QUARTER ENDED                                             MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31
----------------------------------------------------------------------------------------------------------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
1999:
Sales                                                      $53,599     $64,863        $58,026         $78,199
Gross profit                                                20,527      25,162         22,183          31,106
Net income                                                   1,357       2,779          1,953           4,965
Net income per share -- basic and diluted                  $  0.14     $  0.29        $  0.21         $  0.52
1998:
Sales                                                       48,613      56,864         56,541          73,770
Gross profit                                                19,114      23,391         23,801          29,938
Net income                                                     555       2,826          3,015           5,099
Net income per share -- basic and diluted                  $  0.06     $  0.29        $  0.31         $  0.52

 ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

 ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item (other than the information regarding executive officers set forth at the end of Item 1 of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

CHARLES J. QUEENAN, JR.(3)
Senior Counsel to Kirkpatrick & Lockhart LLP

JAMES E. ROHR(1,3)
President of PNC Bank Corp.

MICHAEL P. HOOPIS(2)
President and Chief Executive Officer of Water Pik Technologies, Inc.

WILLIAM G. OUCHI(1,3,4)
Sanford and Betty Sigoloff Professor in Corporate Renewal at the Anderson Graduate School of Management, University of California at Los Angeles

ROBERT P. BOZZONE
Former Vice Chairman of the Board of Directors of Allegheny Technologies Incorporated (formerly known as Allegheny Teledyne Incorporated)

W. CRAIG MCCLELLAND(1,2,4)
Retired Chairman and Chief Executive Officer of Union Camp Corporation

(1) Audit and Finance Committee
(2) Committee on Governance
(3) Personnel and Compensation Committee
(4) Stock Incentive Award Subcommittee

 ITEM 11   EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

 ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

 ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be contained in the Company's definitive Proxy statement for its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

 ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Exhibits and Financial Statements Schedules:

1) FINANCIAL STATEMENTS

The following consolidated financial statements included on pages 22 through 38 of this Report.

Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets at December 31, 1999 and 1998
Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements

2) SUPPLEMENTAL SCHEDULES

SCHEDULE II -- QUALIFYING ACCOUNTS AND RESERVES
(IN THOUSANDS)

                 COLUMN A                     COLUMN B               COLUMN C              COLUMN D       COLUMN E
                                                            --------------------------
                                                                    ADDITIONS
                                                            --------------------------
                                             BALANCE AT     CHARGED TO     CHARGED TO                    BALANCE AT
                                              BEGINNING       COST &          OTHER                        END OF
DESCRIPTION                                   OF PERIOD      EXPENSES       ACCOUNTS      DEDUCTIONS       PERIOD
--------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
  Deducted from Asset Accounts:
    Allowance for Doubtful Accounts            $1,756         $  858         $   --         $1,242(a)      $1,372
  Liability Reserves:
    Warranty Reserves                           3,165          2,397             --          2,224          3,338
    Product Liability Reserves                     --             --          9,875(b)          --          9,875
Year ended December 31, 1998
  Deducted from Asset Accounts:
    Allowance for Doubtful Accounts             1,952            236             --            432(a)       1,756
  Liability Reserves:
    Warranty Reserves                           3,047          2,682            150(c)       2,714          3,165
    Product Liability Reserves                     --             --             --             --             --
Year ended December 31, 1997
  Deducted from Asset Accounts:
    Allowance for Doubtful Accounts             1,705            410             --            163(a)       1,952
  Liability Reserves:
    Warranty Reserves                           3,141          5,794             --          5,888          3,047
    Product Liability Reserves                     --             --             --             --             --

(a) Uncollectable accounts written off net of recoveries
(b) Reserves transferred from ATI at spin-off
(c) Purchase of Trianco Heatmaker assets and liabilities

All other schedules have been omitted because the information is not required or because it has been included in the Consolidated Financial Statements or Notes thereto.

3) EXHIBITS

A list of exhibits included in this Report or incorporated by reference is found in the Exhibit Index set forth below.

(a)(3) Exhibit Index:

     EXHIBIT
     NUMBER                             DESCRIPTION
----------------------------------------------------------------------------
      2.1       Separation and Distribution Agreement dated November 29,
                1999 by and among Allegheny Teledyne Incorporated, TDY
                Holdings, LLC, Teledyne Industries, Inc. and Water Pik
                Technologies, Inc. (Incorporated by reference from Exhibit
                No. 2.1 to Water Pik Technologies, Inc.'s Current Report on
                Form 8-K filed with the Commission on December 1, 1999.)
      3.1       Restated Certificate of Incorporation of Water Pik
                Technologies, Inc., as amended. (Filed herewith.)
      3.2       Amended and Restated Bylaws of Water Pik Technologies, Inc.
                (Incorporated by reference from Exhibit 3.2 to Water Pik
                Technologies, Inc.'s Registration Statement on Form 10 (File
                No. 1-15297) ("Form 10")).
      4.1       Rights Agreement dated November 12, 1999 between Water Pik
                Technologies, Inc. and ChaseMellon Shareholder Services,
                L.L.C., as Rights Agent. (Incorporated by reference from
                Exhibit 4.1 to Water Pik Technologies, Inc.'s Current Report
                on Form 8-K filed with the Commission on December 1, 1999.)
      4.2       Restated Credit Agreement dated as of November 29, 1999
                among Water Pik Technologies, Inc. and Laars, Inc., the
                Guarantors and Lenders named therein, and The Chase
                Manhattan Bank, as agent for the Lenders (the "Restated
                Credit Agreement"). (Filed herewith.)
      4.3       Form of Revolving Credit Note of Water Pik Technologies,
                Inc. pursuant to the Restated Credit Agreement, together
                with schedule. (Filed herewith.)
      4.4       Pledge Agreement and Irrevocable Proxy of Water Pik
                Technologies, Inc. pursuant to the Restated Credit
                Agreement. (Filed herewith.)
      4.5       Security Agreement of Water Pik Technologies, Inc. pursuant to the Restated Credit Agreement. (Filed herewith.)
      4.6       Water Pik Technologies, Inc.'s Security Agreement and
                Mortgage-Trademarks and Patents pursuant to the Restated
                Credit Agreement. (Filed herewith.)
      4.7       Guarantee of Water Pik Technologies, Inc. pursuant to the
                Restated Credit Agreement. (Filed herewith.)
      4.8       Revolving Line of Credit Facility between Water Pik Canada
                Ltd. and Banque Nationale de Paris (Canada), as amended.
                (Filed herewith.)
     10.1       Tax Sharing and Indemnification Agreement dated November 29,
                1999 between Water Pik Technologies, Inc. and Allegheny
                Teledyne Incorporated. (Incorporated by reference from
                Exhibit 10.1 to Water Pik Technologies, Inc.'s Current
                Report on Form 8-K filed with the Commission on December 1,
                1999.)
     10.2       Interim Services Agreement dated November 29, 1999 between
                Water Pik Technologies, Inc. and Allegheny Teledyne
                Incorporated. (Incorporated by reference from Exhibit 10.2 to Water Pik Technologies, Inc.'s Current Report on Form 8-K
                filed with the Commission on December 1, 1999.)
     10.3       Employee Benefits Agreement dated November 29, 1999 between
                Water Pik Technologies, Inc. and Allegheny Teledyne
                Incorporated. (Incorporated by reference from Exhibit 10.3 to Water Pik Technologies, Inc.'s Current Report on Form 8-K
                filed with the Commission on December 1, 1999.)
*    10.4       [Amended and Restated Employment Agreement of Michael P.
                Hoopis. (Incorporated by reference from Exhibit 10.4 to
                Water Pik Technologies, Inc.'s Registration Statement on
                Form 10.)]
*    10.5       [Employment Agreement dated December 1, 1999 between Water
                Pik Technologies, Inc. and Robert J. Rasp. (Filed
                herewith.)]
*    10.6       Form of Employment Agreement entered into with certain
                executives of Water Pik Technologies, Inc., together with
                schedule. (Filed herewith.)
*    10.7       Form of Employment Agreement entered into with certain
                executives of Water Pik Technologies, Inc., together with
                schedule. (Incorporated by reference from Exhibit 10.5 to
                Water Pik Technologies, Inc.'s Registration Statement on
                Form 10).
*    10.8       Form of Amendment to Employment Agreement with certain
                executives of Water Pik Technologies, Inc., together with
                schedule. (Filed herewith.)

     EXHIBIT
     NUMBER                             DESCRIPTION
----------------------------------------------------------------------------
*    10.9       Executive Deferred Compensation Plan of Water Pik
                Technologies, Inc. (Incorporated by reference from Exhibit
                No. 4.1 of Water Pik Technologies, Inc.'s Registration
                Statement on Form S-8. (File No. 333-30016.)
*    10.10      1999 Non-Employee Director Stock Compensation Plan of Water
                Pik Technologies, Inc. (Filed herewith.)
*    10.11      1999 Incentive Plan of Water Pik Technologies, Inc. (Filed
                herewith.)
*    10.12      Fee Continuation Plan for Non-Employee Directors of Water
                Pik Technologies, Inc. (Filed herewith.)
*    10.13      Employee Stock Purchase Plan of Water Pik Technologies, Inc.
                (Filed herewith.)
     21.1       Subsidiaries of Water Pik Technologies, Inc. (Incorporated
                by reference from Exhibit 21.1 to Water Pik Technologies,
                Inc.'s Registration Statement on Form 10.)
     23.1       Consent of Ernst & Young LLP, independent public
                accountants. (Filed herewith.)
     27.1       Financial Data Schedule. (Filed herewith.)

* Management contract or compensatory plan or arrangement.

The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained or incorporated by reference herein.

(b) Reports on Form 8-K Filed in the Fourth Quarter of 1999:

Current Report on Form 8-K under Item 5 was filed by Water Pik Technologies, Inc. on December 1, 1999 (with respect to a press release concerning ATI's distribution of all of the Registrant's common stock to the stockholders of ATI in a tax-free transaction).

(c) Exhibits
    See subsection (a)(3) above.

(d) Financial Statement Schedules
    See subsections (a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WATER PIK TECHNOLOGIES, INC.

                                            Date: March 24, 2000

                                            By: /s/ MICHAEL P. HOOPIS
                                            ------------------------------------
                                            MICHAEL P. HOOPIS
                                            President and Chief Executive
                                            Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                                       TITLE                           DATE
----                                                       -----                           ----
      /s/ MICHAEL P. HOOPIS
----------------------------------
        MICHAEL P. HOOPIS                 President, Chief Executive Officer
                                          and a Director (Principal Executive
                                          Officer)                                    March 24, 2000

     /s/ VICTOR C. STREUFERT
----------------------------------
       VICTOR C. STREUFERT                Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting and Financial
                                          Officer)                                    March 24, 2000

      /s/ ROBERT P. BOZZONE
----------------------------------
        ROBERT P. BOZZONE                 Director                                    March 24, 2000

     /s/ W. CRAIG MCCLELLAND
----------------------------------
       W. CRAIG MCCLELLAND                Director                                    March 24, 2000

       /s/ WILLIAM G. OUCHI
----------------------------------
         WILLIAM G. OUCHI                 Director                                    March 23, 2000

   /s/ CHARLES J. QUEENAN, JR.
----------------------------------
     CHARLES J. QUEENAN, JR.              Director                                    March 23, 2000

        /s/ JAMES E. ROHR
----------------------------------
          JAMES E. ROHR                   Director                                    March 24, 2000

                                 EXHIBIT INDEX:

     EXHIBIT
     NUMBER                             DESCRIPTION
----------------------------------------------------------------------------
      2.1       Separation and Distribution Agreement dated November 29,
                1999 by and among Allegheny Teledyne Incorporated, TDY
                Holdings, LLC, Teledyne Industries, Inc. and Water Pik
                Technologies, Inc. (Incorporated by reference from Exhibit
                No. 2.1 to Water Pik Technologies, Inc.'s Current Report on
                Form 8-K filed with the Commission on December 1, 1999.)
      3.1       Restated Certificate of Incorporation of Water Pik
                Technologies, Inc., as amended. (Filed herewith.)
      3.2       Amended and Restated Bylaws of Water Pik Technologies, Inc.
                (Incorporated by reference from Exhibit 3.2 to Water Pik
                Technologies, Inc.'s Registration Statement on Form 10 (File
                No. 1-15297) ("Form 10")).
      4.1       Rights Agreement dated November 12, 1999 between Water Pik
                Technologies, Inc. and ChaseMellon Shareholder Services,
                L.L.C., as Rights Agent. (Incorporated by reference from
                Exhibit 4.1 to Water Pik Technologies, Inc.'s Current Report
                on Form 8-K filed with the Commission on December 1, 1999.)
      4.2       Restated Credit Agreement dated as of November 29, 1999
                among Water Pik Technologies, Inc. and Laars, Inc., the
                Guarantors and Lenders named therein, and The Chase
                Manhattan Bank, as agent for the Lenders (the "Restated
                Credit Agreement"). (Filed herewith.)
      4.3       Form of Revolving Credit Note of Water Pik Technologies,
                Inc. pursuant to the Restated Credit Agreement, together
                with schedule. (Filed herewith.)
      4.4       Pledge Agreement and Irrevocable Proxy of Water Pik
                Technologies, Inc. pursuant to the Restated Credit
                Agreement. (Filed herewith.)
      4.5       Security Agreement of Water Pik Technologies, Inc. pursuant to the Restated Credit Agreement. (Filed herewith.)
      4.6       Water Pik Technologies, Inc.'s Security Agreement and
                Mortgage-Trademarks and Patents pursuant to the Restated
                Credit Agreement. (Filed herewith.)
      4.7       Guarantee of Water Pik Technologies, Inc. pursuant to the
                Restated Credit Agreement. (Filed herewith.)
      4.8       Revolving Line of Credit Facility between Water Pik Canada
                Ltd. and Banque Nationale de Paris (Canada), as amended.
                (Filed herewith.)
     10.1       Tax Sharing and Indemnification Agreement dated November 29,
                1999 between Water Pik Technologies, Inc. and Allegheny
                Teledyne Incorporated. (Incorporated by reference from
                Exhibit 10.1 to Water Pik Technologies, Inc.'s Current
                Report on Form 8-K filed with the Commission on December 1,
                1999.)
     10.2       Interim Services Agreement dated November 29, 1999 between
                Water Pik Technologies, Inc. and Allegheny Teledyne
                Incorporated. (Incorporated by reference from Exhibit 10.2 to Water Pik Technologies, Inc.'s Current Report on Form 8-K
                filed with the Commission on December 1, 1999.)
     10.3       Employee Benefits Agreement dated November 29, 1999 between
                Water Pik Technologies, Inc. and Allegheny Teledyne
                Incorporated. (Incorporated by reference from Exhibit 10.3 to Water Pik Technologies, Inc.'s Current Report on Form 8-K
                filed with the Commission on December 1, 1999.)
*    10.4       [Amended and Restated Employment Agreement of Michael P.
                Hoopis. (Incorporated by reference from Exhibit 10.4 to
                Water Pik Technologies, Inc.'s Registration Statement on
                Form 10.)]
*    10.5       [Employment Agreement dated December 1, 1999 between Water
                Pik Technologies, Inc. and Robert J. Rasp. (Filed
                herewith.)]
*    10.6       Form of Employment Agreement entered into with certain
                executives of Water Pik Technologies, Inc., together with
                schedule. (Filed herewith.)
*    10.7       Form of Employment Agreement entered into with certain
                executives of Water Pik Technologies, Inc., together with
                schedule. (Incorporated by reference from Exhibit 10.5 to
                Water Pik Technologies, Inc.'s Registration Statement on
                Form 10).
*    10.8       Form of Amendment to Employment Agreement with certain
                executives of Water Pik Technologies, Inc., together with
                schedule. (Filed herewith.)
*    10.9       Executive Deferred Compensation Plan of Water Pik
                Technologies, Inc. (Incorporated by reference from Exhibit
                No. 4.1 of Water Pik Technologies, Inc.'s Registration
                Statement on Form S-8. (File No. 333-30016.)
*    10.10      1999 Non-Employee Director Stock Compensation Plan of Water
                Pik Technologies, Inc. (Filed herewith.)
*    10.11      1999 Incentive Plan of Water Pik Technologies, Inc. (Filed
                herewith.)
*    10.12      Fee Continuation Plan for Non-Employee Directors of Water
                Pik Technologies, Inc. (Filed herewith.)
*    10.13      Employee Stock Purchase Plan of Water Pik Technologies, Inc.
                (Filed herewith.)

     EXHIBIT
     NUMBER                             DESCRIPTION
----------------------------------------------------------------------------
     21.1       Subsidiaries of Water Pik Technologies, Inc. (Incorporated
                by reference from Exhibit 21.1 to Water Pik Technologies,
                Inc.'s Registration Statement on Form 10.)
     23.1       Consent of Ernst & Young LLP, independent public
                accountants. (Filed herewith.)
     27.1       Financial Data Schedule. (Filed herewith.)

* Management contract or compensatory plan or arrangement.

The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained or incorporated by reference herein.