Form 10-Q
period 2000-03-31
WATER PIK TECHNOLOGIES INC
filed 2000-05-15
CIK 1094286

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         COMMISSION FILE NUMBER 1-15297

                          WATER PIK TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                               25-1843384
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

                         23 CORPORATE PLAZA, SUITE 246
                             NEWPORT BEACH, CA 92660
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 719-3700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock outstanding on May 10, 2000 was 9,857,408 shares.

                          WATER PIK TECHNOLOGIES, INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I - Financial Information

    Item 1.     Consolidated Financial Statements

                Consolidated Balance Sheets - March 31, 2000 and
                December 31, 1999                                              3

                Consolidated Statements of Income - Three months
                ended March 31, 2000 and 1999                                  4

                Consolidated Statements of Cash Flows - Three months
                ended March 31, 2000 and 1999                                  5

                Notes to Consolidated Financial Statements                     6

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           11

    Item 3.     Quantitative and Qualitative Disclosure of Market Risk        15

Part II - Other Information

    Item 6.     Exhibits and Reports on Form 8-K                              16

    Signatures                                                                17

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                          Water Pik Technologies, Inc.
                           Consolidated Balance Sheets
             (In thousands, except for share and per share amounts)
                                  (Unaudited)

                                                                           MARCH 31,        DECEMBER 31,
                                                                           ----------------------------
                                                                             2000              1999
                                                                           ---------        -----------

ASSETS
Current assets:
    Cash and cash equivalents                                              $   1,821         $   1,514
    Accounts receivable, less allowances for doubtful accounts of
       $1,356 at March 31, 2000 and $1,372 at December 31, 1999               66,042            57,577
    Inventories                                                               30,612            26,214
    Deferred income taxes                                                      7,957             8,666
    Prepaid expenses and other current assets                                  2,781             2,559
                                                                           ---------         ---------
TOTAL CURRENT ASSETS                                                         109,213            96,530
Property, plant and equipment, net                                            37,594            38,248
Cost in excess of net assets acquired, net                                    21,576            21,972
Deferred income taxes                                                          1,472             1,820
Other assets                                                                   1,815             1,926
                                                                           ---------         ---------
TOTAL ASSETS                                                               $ 171,670         $ 160,496
                                                                           =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $  25,369         $  27,958
    Accrued income taxes                                                          --               248
    Accrued liabilities                                                       21,784            23,511
    Current portion of long-term debt                                          3,598             3,541
                                                                           ---------         ---------
TOTAL CURRENT LIABILITIES                                                     50,751            55,258
Long-term debt, less current portion                                          54,850            39,883
Other accrued liabilities                                                      8,751             8,665
                                                                           ---------         ---------
TOTAL LIABILITIES                                                            114,352           103,806
Commitments and contingencies
Stockholders' equity:
    Common stock, $0.01 par value: 50,000,000 shares authorized;
     9,857,497 and 9,811,763 shares issued and outstanding at
     March 31, 2000 and December 31, 1999, respectively                           99                98
    Additional paid-in capital                                                59,579            59,302
    Retained earnings                                                          1,737             1,196
    Equity adjustments due to stock plans                                     (4,062)           (3,824)
    Accumulated comprehensive loss                                               (35)              (82)
                                                                           ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                                    57,318            56,690
                                                                           ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 171,670         $ 160,496
                                                                           =========         =========

See accompanying notes.

                          Water Pik Technologies, Inc.
                        Consolidated Statements of Income
                  (In thousands, except for per share amounts)
                                  (Unaudited)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       2000             1999
                                                    ---------         ----------

SALES                                                $ 65,169          $ 53,599
Cost and expenses:
   Cost of sales                                       42,847            33,072
   Selling expenses                                    12,096            10,946
   General and administrative expenses                  8,363             7,369
                                                     --------          --------
                                                       63,306            51,387
                                                     --------          --------

Income before other income and expenses                 1,863             2,212
Interest expense                                       (1,001)               --
Other income                                               60                50
                                                     --------          --------
INCOME BEFORE INCOME TAXES                                922             2,262
Provision for income taxes                                381               905
                                                     ========          ========
NET INCOME                                           $    541          $  1,357
                                                     ========          ========

BASIC AND DILUTED NET INCOME PER COMMON SHARE        $   0.06          $   0.14
                                                     ========          ========

See accompanying notes.

                          Water Pik Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                     2000              1999
                                                                  ----------         ---------
OPERATING ACTIVITIES:
Net income                                                          $    541         $ 1,357
Adjustments to reconcile net income to net cash used
     in operating activities:
     Depreciation and amortization                                     2,411           2,226
     Deferred income taxes                                             1,057             503
     Gain on sale of property, plant and equipment                        --              (1)
     Change in operating assets and liabilities:
          Accounts receivable                                         (8,412)         (1,574)
          Inventories                                                 (4,348)         (2,141)
          Accounts payable                                            (2,622)         (4,584)
          Accrued liabilities                                         (1,731)           (708)
          Other assets and liabilities                                  (367)             49
                                                                    --------         -------
          CASH USED IN OPERATING ACTIVITIES                          (13,471)         (4,873)

INVESTING ACTIVITIES:
      Purchases of property, plant and equipment                      (1,111)           (535)
      Disposals of property, plant and equipment                           3              38
      Other                                                               --             (33)
                                                                    --------         -------
          CASH USED IN INVESTING ACTIVITIES                           (1,108)           (530)

FINANCING ACTIVITIES:
      Net long-term debt borrowings                                   14,918              --
      Principal payments on capital leases                               (60)             --
      Net advances from ATI                                               --           5,403
                                                                    --------         -------
          CASH PROVIDED BY FINANCING ACTIVITIES                       14,858           5,403

Effect of exchange rate changes on cash and cash equivalents              28
                                                                    --------         -------
INCREASE IN CASH AND CASH EQUIVALENTS                                    307              --
Cash and cash equivalents at the beginning of the period               1,514              --
                                                                    --------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  1,821         $    --
                                                                    ========         =======

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Property, plant and equipment acquired under capital leases       $     84              --

SUPPLEMENTAL INFORMATION:
   Interest Paid                                                    $    894         $    --
   Taxes Paid                                                       $     64         $    --


See accompanying notes.

                          Water Pik Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. BASIS OF PRESENTATION

Water Pik Technologies, Inc. ("Water Pik Technologies" or the "Company") became an independent public company on November 29, 1999 when Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated ("ATI"), distributed all of the common stock of Water Pik Technologies to the stockholders of ATI in a tax-free transaction (the "spin-off"). Stockholders of ATI received one share of Company common stock for every 20 shares of ATI stock. Following the spin-off, ATI held no equity interest in the Company.

The financial statements included in this report contain the historical accounts and operations of the former ATI businesses that now comprise the Company. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ended December 31, 2000.

2. INVENTORIES

Inventories are stated at the lower of cost (last-in, first-out and first-in, first-out cost methods) or market. Inventories consist of the following:

                                                MARCH 31,       DECEMBER 31,
                                                ----------------------------
                                                  2000              1999
                                                ---------       ------------
                                                       (IN THOUSANDS)

Raw materials and supplies                      $ 13,256         $ 14,144
Work-in-process                                    6,401            5,481
Finished goods                                    15,747           11,307
                                                --------         --------
Total inventories at current cost                 35,404           30,932
Less:  Allowances to reduce current cost
       values to LIFO basis                       (4,792)          (4,718)
                                                --------         --------
Total inventories                               $ 30,612         $ 26,214
                                                ========         ========

Inventories determined using the last-in, first out method were $21,199,000 at March 31, 2000 and $19,841,000 at December 31, 1999. The remainder of inventory was determined using the first-in, first-out method. These inventory values do not differ materially from current cost.

3. LONG-TERM DEBT

Long-term debt is comprised of the following:

                                           MARCH 31,      DECEMBER 31,
                                             2000             1999
                                          ----------      ------------
                                                (IN THOUSANDS)
Revolving credit facility                 $ 46,056         $ 32,884
Canadian revolving credit facility           5,175            3,402
8 percent promissory note                    6,726            6,679
Capitalized leases                             491              459
                                          --------         --------
                                            58,448           43,424
Less: Current portion                       (3,598)          (3,541)
                                          --------         --------
Long-term debt                            $ 54,850         $ 39,883
                                          ========         ========

The 8 percent promissory note is due to Les Agencies Claude Marchand, Inc. pursuant to the terms of the Olympic asset purchase agreement . The principal amount is $6,392,000 of which $3,172,000 is due on November 15, 2000 and $3,172,000 is due on August 6, 2001. Interest is compounded monthly and payable quarterly. In accordance with the terms of the asset purchase agreement, a purchase price increase of $334,000 has been estimated by the Company. The promissory note will be amended to reflect an agreed purchase price adjustment by the Company and Les Agencies Claude Marchand, Inc.

4. STOCKHOLDERS' EQUITY

During the three months ended March 31, 2000, one officer exercised rights under the Company's Stock Acquisition and Retention Program (SARP) to acquire 24,947 shares of the Company's common stock for an aggregate purchase price of $185,000, based on the average quoted market price for the shares for the ten days preceding the date of purchase. Payment of the shares was in the form of a note receivable by the Company which bears interest at 6.29 percent per annum and is payable in level monthly payments of principal and interest beginning on the fifth anniversary of the note and continuing thereafter for the remaining term of the note. Further pursuant to the SARP, the Company awarded one share of restricted common stock at no cost to the officer for every two shares purchased under the SARP, for a total of 12,473 shares. The restrictions on these shares lapse five years from the issuance date. The market value of the restricted shares, based on the average market price for the ten days preceding the issuance, was $92,000 and is being amortized to expense on a straight-line basis over the period of restriction. The unamortized prepaid compensation expense is recorded as a reduction in stockholders' equity in the accompanying balance sheets.

The aggregate amount of notes receivable from officers related to the purchase of shares under the SARP was $2,655,000 and $2,470,000 as of March 31, 2000 and December 31, 1999, respectively, and is classified as a reduction in stockholders' equity in the accompanying balance sheets. Interest receivable on the notes of $53,000 and $13,000 at March 31, 2000 and December 31, 1999, respectively, is recorded as a reduction in stockholders' equity.

Unamortized prepaid compensation expense related to restricted shares issued under the SARP, including amounts related to shares converted from the Allegheny Teledyne Stock Acquisition and Retention Program as of the spin-off date, was $1,354,000 and $1,341,000 at March 31, 2000 and December 31, 1999, respectively, and is classified as a reduction of stockholders' equity.

5. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

                                     THREE MONTHS ENDED MARCH 31,
                                     ----------------------------
                                        2000             1999
                                     -----------      -----------
                                            (IN THOUSANDS)

Net income                              $ 541           $ 1,357
Foreign currency translation gains         47                50
                                        -----           -------
Comprehensive income                    $ 588           $ 1,407
                                        =====           =======

6. LEGAL CONTINGENCIES

A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

7. RELATED PARTY TRANSACTIONS

Prior to the spin-off, the Company participated in ATI's centralized cash management system. Cash receipts in excess of cash requirements were transferred to ATI. Those transactions with ATI were non-interest bearing.

Pursuant to the Employee Benefits Agreement between the Company and ATI, the Company's employees continued to participate in the pension plans of ATI subsequent to the spin-off through March 31, 2000. In accordance with the Interim Services Agreement between the Company and ATI, ATI has also continued to provide the Company with transitional administrative and support services subsequent to the spin-off. Amounts expensed by the Company for employee pension costs and administrative services provided by ATI during the three months ended March 31, 2000 were $392,000.

Included in the results of operations for the three months ended March 31, 1999 are amounts allocated from ATI of $801,000, $987,000, $372,000, and $487,000 for income taxes, insurance, pensions and corporate general and administrative expenses, respectively. Corporate general and administrative expenses represent allocations for expenses incurred by ATI on the Company's behalf including costs for finance, legal, tax and human resource functions. These amounts were allocated within ATI based on the net sales of the respective operations of its subsidiaries and divisions. The Company also participated in casualty, medical and life insurance programs sponsored by ATI. In the opinion of management, the allocations of these expenses were reasonable.


Amounts payable to ATI at March 31, 2000, which also include amounts for invoices paid by ATI on behalf of the Company, were $1,197,000. Amounts payable to ATI at December 31, 1999 were $1,005,000.

EARNINGS PER SHARE

A reconciliation of weighted average shares outstanding, used to calculate basic net income per share, to weighted average shares outstanding assuming dilution, used to calculate diluted net income per common share, is as follows:

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                   2000                1999
                                                ----------            ------
                                                        (IN THOUSANDS)

Average outstanding common shares - basic          9,742               9,721
Shares issuable upon exercise of dilutive
   options                                            30                   1
                                                   -----               -----
Average outstanding common shares - diluted        9,772               9,722
                                                   =====               =====

9. BUSINESS SEGMENTS

Water Pik Technologies operates in two business segments which are organized around the Company's products: Personal Health Care and Pool Products and Heating Systems. The Personal Health Care segment designs, manufactures and markets showerheads, oral health products and water filtration products. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa equipment, controls and accessories as well as water-heating products for commercial, residential and industrial applications.

Information on the Company's business segments is as follows:

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                              2000              1999
                                           ---------         ----------
                                                 (IN THOUSANDS)
Sales:
   Personal Health Care                     $ 28,213          $ 28,500
   Pool Products and Heating Systems          36,956            25,099
                                            --------          --------
Total sales                                 $ 65,169          $ 53,599
                                            ========          ========

Operating profit:
   Personal Health Care                     $  1,000          $  1,177
   Pool Products and Heating Systems             863             1,035
                                            --------          --------
Total operating profit                         1,863             2,212
Interest expense                              (1,001)               --
Other income                                      60                50
                                            --------          --------
Income before income taxes                  $    922          $  2,262
                                            ========          ========

                                            MARCH 31,     DECEMBER 31,
                                            --------------------------
                                              2000            1999
                                            ---------     ------------
                                                  (IN THOUSANDS)
Identifiable assets:
   Personal Health Care                     $  45,569        $  44,657
   Pool Products and Heating Systems          115,271          101,372
   Corporate                                   10,830           14,467
                                            ---------        ---------
Total identifiable assets                   $ 171,670        $ 160,496
                                            =========        =========

Total international sales were $11,949,000 and $7,333,000 for the three months ended March 31, 2000 and 1999, respectively. Of these amounts, sales by operations in the United States to customers in other countries amounted to $4,898,000 and $5,814,000, respectively.

10. EVENTS SUBSEQUENT TO MARCH 31, 2000

Effective April 1, 2000, the Company implemented the Water Pik Technologies, Inc. Retirement Plan (Plan) intended to qualify under Section 401(k) of the Internal Revenue Code. Under the Plan, U.S. employees may defer up to 15.0 percent of their annual compensation up to the annual maximum dollar amount established by the Internal Revenue Service. The Plan provides for matching contributions by the Company of $.50 for every dollar deferred up to the greater of 3.0 percent of annual compensation or $1,000. The Plan also provides for basic contributions of 2.0 to 4.5 percent of annual compensation as well as discretionary contributions of up to 1.0 percent of compensation based on Company profits.

Effective May 1, 2000, the Company implemented the Water Pik Technologies, Inc. Employee Stock Purchase Plan (Stock Purchase Plan). The Stock Purchase Plan allows eligible employees to purchase Common Stock of the Company through payroll deductions of up to 25.0 percent of their base earnings within the minimum and maximum contribution limits established in the plan. Under the Stock Purchase Plan, the Company will contribute an amount equal to 15.0 percent of each participant's monthly contribution towards the purchase of shares of the Company's common stock.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties which are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Actual events or the actual future results of the Company may differ materially from any forward-looking statement due to such risks and uncertainties.

OVERVIEW OF BUSINESS

Water Pik Technologies is a leader in the design, manufacturing and marketing of a broad range of well-recognized personal health care products and pool and water-heating products. The Company operates in two business segments: Personal Health Care and Pool Products and Heating Systems. The Company's products include: showerheads; oral health products; water filtration products; pool and spa heaters, controls, valves and water features; and residential and commercial water-heating systems.

Total sales of our two segments for the three months ended March 31, 2000 and 1999 are summarized below:

                                                   THREE MONTHS ENDED MARCH 31,
                                          --------------------------------------------
SEGMENT                                           2000                      1999
----------------------------------        -------------------        ------------------
                                                     (DOLLARS IN THOUSANDS)
Personal Health Care                      $ 28,213      43.3%        $ 28,500     53.2%
Pool Products and Heating Systems         $ 36,956      56.7%        $ 25,099     46.8%
                                          --------                   --------
Total sales                               $ 65,169     100.0%        $ 53,599    100.0%
                                          ========                   ========

RESULTS OF OPERATIONS

Consolidated Results of Operations

                                                           THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------------------
                                                      2000               1999         % CHANGE
                                                    --------          ----------      --------
                                                       (DOLLARS IN THOUSANDS)
Sales                                               $  65,169         $  53,599           21.6%
Gross profit                                        $  22,322         $  20,527            8.7%
Operating profit                                    $   1,863         $   2,212         (15.8)%
Gross profit as a percentage of sales                    34.3%             38.3%
Operating profit as a percentage of sales                 2.9%              4.1%
International sales as a percentage of sales             18.3%             13.7%

Sales for the three months ended March 31, 2000 were $65,169,000, representing an increase of 21.6 percent over the comparable period in 1999 due to increased sales of pool products and heating systems. Sales related to Olympic, acquired in August 1999, accounted for $5,508,000 of the sales increase. Gross profit (sales less cost of sales) as a percentage of sales for the three months ended March 31, 2000 decreased to 34.3 percent compared with 38.3 percent for the three months ended March 31, 1999. This decrease is primarily due to a shift in product sales mix to lower margin pool products and heating systems, including sales of Olympic pool products with lower gross margins, to increased insurance costs as an independent company subsequent to the spin-off, to initial lower gross margins on recently introduced products, and to lower prices for certain personal health care products in response to increased competitive pressures.

Operating profit (gross profit less selling expenses and general and administrative expenses) as a percentage of sales decreased to 2.9 percent for the three months ended March 31, 2000 from 4.1 percent for the three months ended March 31, 1999 primarily due to the decrease in the gross profit percentage which was partially offset by improvements in selling expenses and general and administrative expenses as percentages of sales.

Selling expenses as a percentage of sales were 18.6 percent in the three months ended March 31, 2000 as compared to 20.4 percent in the same period of 1999. The favorable trend in selling expenses resulted from leveraging fixed costs over a higher sales base. Selling expenses increased $1,150,000 to $12,096,000 for the three months ended March 31, 2000 from $10,946,000 for the three months ended March 31, 1999. The increase relates primarily to increased advertising and promotional costs related to new product introductions.

General and administrative expenses as a percentage of sales for the three months ended March 31, 2000 decreased to 12.8 percent as compared to 13.7 percent in the three months ended March 31, 1999. This decrease is due to a lower cost structure established during 1999 and to a special item of $550,000 of bad debt expense in the three months ended March 31, 1999. These improvements in the three months ended March 31, 2000 were partially offset by additional expenses resulting from Olympic, acquired in August 1999, and to increased corporate expenses resulting from operating as an independent company subsequent to the spin-off from ATI. General and administrative expenses for the three months ended March 31, 1999 include a corporate allocation from the former parent company whereas general and administrative expenses for the three months ended March 31, 2000 include the actual corporate expenses incurred as an independent company.

Interest expense relates to borrowings under the Company's credit facilities and to the promissory note issued in connection with the acquisition of Olympic and was $1,001,000 for the three months ended March 31, 2000. The Company had no interest expense in the three months ended March 31, 1999 since the capital for the Company's operations was provided by ATI's net investment in the Company with no debt allocated to the Company.

PERSONAL HEALTH CARE

                                                            THREE MONTHS ENDED MARCH 31,
                                                    -------------------------------------------
                                                       2000             1999           % CHANGE
                                                    ---------         ----------       --------
                                                       (DOLLARS IN THOUSANDS)
Sales                                               $  28,213         $  28,500          (1.0)%
Operating profit                                    $   1,000         $   1,177         (15.0)%
Operating profit as a percentage of sales                 3.5%              4.1%
International sales as a percentage of sales             19.7%             20.2%

Sales in our Personal Health Care segment for the three months ended March 31, 2000 were relatively constant as compared with the same period in 1999. Strong showerhead sales, including sales of the new Misting Massage (TM) Showerhead, and strong oral health sales, including initial shipments of the new Water Pik
(TM) Flosser, during the three months ended March 31, 2000 were offset by lower sales of water treatment products.

Operating profit as a percentage of sales decreased to 3.5 percent for the three months ended March 31, 2000 from 4.1 percent for the three months ended March 31, 1999. This decrease is due to a decrease in the gross profit percentage resulting from increased insurance costs as an independent company subsequent to the spin-off, initial lower gross margins on recently introduced products, and lower prices for certain personal health care products in response to increased competitive pressure. This was partially offset by a decrease in general and administrative expenses, including research and development expenses, resulting from the lower cost structure established during 1999 and to a special item of $550,000 associated with bad debts in the three months ended March 31, 1999.

POOL PRODUCTS AND HEATING SYSTEMS

                                                           THREE MONTHS ENDED MARCH 31,
                                                   --------------------------------------------
                                                      2000              1999           % CHANGE
                                                   ----------         ---------        --------
                                                      (DOLLARS IN THOUSANDS)
Sales                                               $  36,956         $  25,099            47.2%
Operating profit                                    $     863         $   1,035           (16.6)%
Operating profit as a percentage of sales                 2.3%              4.1%
International sales as a percentage of sales             17.3%              6.2%

Sales in our Pool Products and Heating Systems segment, excluding sales of Olympic which was acquired in August 1999, increased $6,349,000 or 25.3 percent for the three months ended March 31, 2000 as compared with the same period in 1999. Sales increased throughout all pool products and heating systems categories with significant increases in pool heaters, controls and the Endurance(TM) boiler. Olympic generated revenues of $5,508,000 in the three months ended March 31, 2000.

Operating profit as a percentage of sales decreased to 2.3 percent for the three months ended March 31, 2000 from 4.1 percent in the same period of 1999. This decrease is due to a decrease in the gross profit percentage, primarily as a result of the acquisition of Olympic which has lower gross margins, which were partially offset by savings from the consolidation of two manufacturing facilities in October 1999. Selling expenses as a percentage of sales improved in the three months ended March 31, 2000 as compared with the same period in 1999 as a result of leveraging fixed costs over a higher sales base. General and administrative expenses as a percentage of sales increased over the same period due to an increase in corporate expenses resulting from operating as an independent company subsequent to the spin-off.

SEASONALITY

The Company's business is highly seasonal, with operating results varying from quarter to quarter. The Personal Health Care segment has historically experienced higher sales in the fourth quarter of each year due to the holiday season. The Pool Products and Heating Systems segment has historically experienced higher sales in the second and fourth quarters of each year as customers purchase such products in preparation for the cooler weather and in anticipation of the warm spring and summer months. In addition, as a result of the seasonality of sales, the Pool Products and Heating Systems segment offers extended payment terms which permit customers to purchase pool products during the winter months, with no required payments until spring.

FINANCIAL CONDITION AND LIQUIDITY

Our principal capital requirements are to fund working capital needs and capital expenditures and to meet required debt payments. We anticipate that our operating cash flow, together with available borrowings under our credit facilities described below, will be sufficient to meet our working capital requirements, capital expenditure requirements and interest service requirements on our debt obligations for at least the next 12 months. However, all of our planned product line extensions, new product development plans, capital expenditure programs and possible acquisitions cannot be achieved without additional capital. We are required to raise additional capital through a public offering of our common stock as required under the terms of our tax-free spin-off from ATI. Depending upon market conditions, the Company may also choose to issue additional stock or debt.

The Company's cash and cash equivalents increased $307,000 from $1,514,000 at December 31, 1999 to $1,821,000 at March 31, 2000. Cash used in operating activities for the three months ended March 31, 2000 was $13,471,000, resulting from increases in accounts receivable and inventories and, to a lesser extent, decreases in accounts payable and accrued liabilities. The increase in accounts receivable relates primarily to the Pool Products and Heating Systems segment which experienced strong sales in the fourth quarter of 1999 and in the first quarter of 2000 and offered extended payment terms which permit customers to purchase pool products during the winter months with no required payments until spring. This increase was partially offset by a decrease in accounts receivable at the Personal Health Care segment due to seasonally lower first quarter sales. The increase in inventory relates to the Pool Products and Heating Systems segment and is in anticipation of strong second quarter sales. Cash used in investing activities for the three months ended March 31, 2000 was $1,108,000 and was used for capital expenditures. Cash provided by financing activities of $14,858,000 relates to increased borrowings under the Company's lines of credit which were used to fund operating and investing activities.

For the three months ended March 31, 1999, cash used in operating activities of $4,873,000 and cash used in investing activities of $530,000 were funded by net advances from ATI of $5,403,000.

Our working capital increased to $58,462,000 at March 31, 2000 from $41,272,000 at December 31, 1999. The current ratio increased to 2.2 at March 31, 2000 from
1.7 at December 31, 1999. The increase in working capital at March 31, 2000 was primarily due to higher accounts receivable and inventory balances as well as lower accounts payable and accrued liability balances.

The Company has a $60,000,000 revolving bank credit facility that expires in November 2004. Borrowings under the facility are limited to borrowing base calculations based upon eligible account receivable, inventory, real property and machinery and equipment balances. Amounts outstanding under the credit facility bear interest at either the bank's prime rate plus 0.25 percent to 0.50 percent or, if the Company exercises a LIBOR option, at the LIBOR rate plus 125 to 225 basis points per annum (7.9 to 9.8 percent at March 31, 2000). Interest on the revolving credit loan is payable monthly. The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $5,000,000. At March 31, 2000, the Company had $13,892,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

The Company`s Canadian subsidiary has a CDN. $11,000,000 revolving bank line of credit facility, increasing by CDN. $1,000,000 for certain months of the year, a forward exchange contract facility of up to CDN. $2,000,000 and a letter of credit facility of up to CDN. $500,000. Borrowings under the credit facility bear interest at either the bank's prevailing annual Canadian or U.S. prime rate plus 0.50 percent (7.0 percent at March 31, 2000). At March 31, 2000, the Company had CDN. $4,492,000 of borrowing availability remaining under the credit facility.

These credit facilities require the Company to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, dividend payments, consolidated net worth, interest coverage and the relationship of our total consolidated indebtedness to our earnings before interest, taxes, depreciation and amortization. A security interest in substantially all of the Company's assets was granted the lenders under the credit agreements as collateral.

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

Prior to November 29, 1999, the Company participated in the general liability, product liability and workers' compensation insurance programs sponsored by ATI. The Company has since entered into general liability, product liability and workers' compensation insurance programs of its own. Insurance coverage under these programs is subject to policy deductibles for which we are at risk for losses. In connection with the spin-off, we have agreed to indemnify ATI for losses attributable to our operations prior to the spin-off. Reserves have been established based upon existing and estimated claims and historical experience in settling such matters. The actual settlements of claims under these insurance programs may differ from estimated reserves, but the possible range of loss in excess of those accrued is not reasonably estimable. Based upon currently available information, management does not believe that settlement of insurance claims will have a material adverse effect on our financial condition or liquidity.

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

The Tax Sharing and Indemnification Agreement between ATI and Water Pik Technologies provides that we will indemnify ATI and its agents and representatives for taxes imposed on, and other amounts paid by, them or ATI's stockholders if the Company takes actions or fails to take actions (such as completing the public offering) that result in the spin-off not qualifying as a tax-free distribution. If any of the taxes or other amounts were to become payable by the Company, the payment could have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

OTHER MATTERS

IMPACT OF YEAR 2000

The Company, in the transition to the year 2000, experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999. There has been no significant change in the nature or amount of market risk since year end.

PART II--OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -

         27.1     Financial data schedule

     (b) Reports on Form 8-K -

         The Company has filed no reports on Form 8-K during the quarter ended March 31, 2000 and through the date of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WATER PIK TECHNOLOGIES, INC.


Date:  May 12       , 2000
     ---------------            By: /s/ MICHAEL P. HOOPIS
                                    -------------------------------------------
                                        Michael P. Hoopis
                                        President and Chief Executive Officer


Date:  May 12      , 2000
     --------------            By:  /s/ VICTOR C. STREUFERT
                                    --------------------------------------------
                                        Victor C. Streufert
                                        Vice President and Chief Financial
                                        Officer
                                        (Principal Financial and Accounting
                                        Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------

 27.1                          Financial data schedule