Form 10-Q
period 2000-06-30
WATER PIK TECHNOLOGIES INC
filed 2000-08-14
CIK 1094286

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 719-3700


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     The number of shares of Common Stock outstanding on August 7, 2000 was 9,918,132 shares.

                          WATER PIK TECHNOLOGIES, INC.

                                      INDEX


                                                                                Page Number
Part I - Financial Information

    Item 1.     Consolidated Financial Statements

                Consolidated Balance Sheets - June 30, 2000 (unaudited) and
                December 31, 1999                                                     3

                Consolidated Statements of Income - Three months and
                Six months Ended June 30, 2000 and 1999 (unaudited)                   4

                Consolidated Statements of Cash Flows - Six months
                Ended June 30, 2000 and 1999 (unaudited)                              5

                Notes to Consolidated Financial Statements (unaudited)                6

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                  11

    Item 3.     Quantitative and Qualitative Disclosures About Market Risk           16

Part II - Other Information

    Item 4.     Submission of Matters to a Vote of Security Holders                  17

    Item 5.     Other Information                                                    18

    Item 6.     Exhibits and Reports on Form 8-K                                     18

    Signatures                                                                       19

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                          WATER PIK TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
            (In thousands, except for share and per share amounts)

                                                                       June 30,      December 31,
                                                                         2000            1999
-------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                          $   1,316       $   1,514
   Accounts receivable, less allowances for doubtful accounts of
       $1,592 at June 30, 2000 and $1,372 at December 31, 1999           45,087          57,577
   Inventories                                                           31,518          25,349
   Deferred income taxes                                                  7,959           8,666
   Prepaid expenses and other current assets                              2,541           2,559
                                                                      ---------       ---------
TOTAL CURRENT ASSETS                                                     88,421          95,665
Property, plant and equipment, net                                       38,211          38,248
Cost in excess of net assets acquired, net                               21,128          21,972
Deferred income taxes                                                     1,604           1,820
Other assets                                                              1,663           1,926
                                                                      ---------       ---------
TOTAL ASSETS                                                          $ 151,027       $ 159,631
                                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $  26,568       $  27,958
   Accrued income taxes                                                   1,323             248
   Accrued liabilities                                                   20,410          22,646
   Current portion of long-term debt                                      4,860           3,541
                                                                      ---------       ---------
TOTAL CURRENT LIABILITIES                                                53,161          54,393
Long-term debt, less current portion                                     28,706          39,883
Other accrued liabilities                                                 8,867           8,665
                                                                      ---------       ---------
TOTAL LIABILITIES                                                        90,734         102,941
Commitments and contingencies
Stockholders' equity:
   Common stock, $0.01 par value: 50,000,000 shares authorized;
       9,918,132 and 9,811,763 shares issued and outstanding at
       June 30, 2000 and December 31, 1999, respectively                     99              98
   Additional paid-in capital                                            60,044          59,302
   Retained earnings                                                      4,817           1,196
   Equity adjustments due to stock plans                                 (4,399)         (3,824)
   Accumulated comprehensive loss                                          (268)            (82)
                                                                      ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                               60,293          56,690
                                                                      ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 151,027       $ 159,631
                                                                      =========       =========


See accompanying notes

                          WATER PIK TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                 Three Months Ended         Six Months Ended
                                                       June 30,                 June 30,
                                                ---------------------    ----------------------
                                                  2000         1999         2000         1999
-----------------------------------------------------------------------------------------------
SALES                                           $ 75,660    $  64,863    $ 140,829    $ 118,462
Cost and expenses:
   Cost of sales                                  48,556       39,701       91,403       72,773
   Selling expenses                               12,184       12,495       24,280       23,441
   General and administrative expenses             8,633        8,104       16,996       15,473
                                                --------    ---------    ---------    ---------
                                                  69,373       60,300      132,679      111,687
                                                --------    ---------    ---------    ---------
Income before other income and expenses            6,287        4,563        8,150        6,775
Interest expense                                   1,143           --        2,144           --
Other income                                        (103)         (69)        (163)        (119)
                                                --------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES                         5,247        4,632        6,169        6,894
Provision for income taxes                         2,167        1,853        2,548        2,758
                                                --------    ---------    ---------    ---------
NET INCOME                                      $  3,080    $   2,779    $   3,621    $   4,136
                                                ========    =========    =========    =========
BASIC AND DILUTED NET INCOME PER COMMON SHARE   $   0.31    $    0.29    $    0.37    $    0.43
                                                ========    =========    =========    =========


See accompanying notes

                          WATER PIK TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                 --------------------
                                                                   2000        1999
-------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                       $  3,621    $  4,136
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                   4,935       4,153
    Deferred income taxes                                             923       2,007
    Compensation expense arising from stock awards                    145          --
    Gain on sale of property, plant and equipment                      --         (21)
    Change in operating assets and liabilities:
      Accounts receivable                                          12,350       8,123
      Inventories                                                  (5,684)     (1,118)
      Accounts payable                                             (1,365)       (881)
      Accrued liabilities                                          (2,993)        591
      Accrued income taxes                                          1,075          --
      Other assets and liabilities                                    170          34
                                                                 --------    --------
    CASH PROVIDED BY OPERATING ACTIVITIES                          13,177      17,024
                                                                 --------    --------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                      (3,779)     (1,669)
   Disposals of property, plant and equipment                          72          41
   Other                                                               --          42
                                                                 --------    --------
    CASH USED IN INVESTING ACTIVITIES                              (3,707)     (1,586)
                                                                 --------    --------
FINANCING ACTIVITIES:
   Net long-term debt borrowings                                   (9,531)         --
   Principal payments on capital leases                              (113)         --
   Net advances to ATI                                                 --     (15,438)
                                                                 --------    --------
    CASH USED IN FINANCING ACTIVITIES                              (9,644)    (15,438)
                                                                 --------    --------

Effect of exchange rate changes on cash and cash equivalents          (24)         --
                                                                 --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS                                (198)         --
Cash and cash equivalents at beginning of period                    1,514          --
                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  1,316    $     --
                                                                 ========    ========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Property, plant and equipment acquired under capital leases   $     84    $     --

SUPPLEMENTAL INFORMATION
   Cash paid during the period:
    Interest                                                     $  2,025    $     --
    Taxes                                                        $    555    $     --


See accompanying notes

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

The financial statements included in this report contain the historical accounts and operations of the former ATI businesses that now comprise the Company. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts reported in previous years have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on reported results of operations or stockholders' equity. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year ended December 31, 2000.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", (SAB
101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. For companies such as Water Pik Technologies, Inc. with fiscal years that begin between December 16, 1999 and March 15, 2000, the effective date of SAB 101 was subsequently deferred until the fourth quarter of 2000. The Company does not expect adoption to have a significant effect on its consolidated results of operations or financial position.

2. INVENTORIES

Inventories are stated at the lower of cost (last-in, first-out and first-in, first-out cost methods) or market. Inventories consist of the following:

                                                                   June 30,      December 31,
                                                                     2000           1999
---------------------------------------------------------------------------------------------
                                                                        (In thousands)
Raw materials and supplies                                         $ 13,815       $ 14,144
Work-in-process                                                       5,438          4,616
Finished goods                                                       17,192         11,307
                                                                   --------       --------
Total inventories at current cost                                    36,445         30,067
Less:  Allowances to reduce current cost values to LIFO basis        (4,927)        (4,718)
                                                                   --------       --------
Total inventories                                                  $ 31,518       $ 25,349
                                                                   ========       ========

Inventories determined using the last-in, first out method were $23,970,000 at June 30, 2000 and $19,841,000 at December 31, 1999. The remainder of inventory was determined using the first-in, first-out method. These inventory values do not differ materially from current cost.

3. LONG-TERM DEBT

Long-term debt is comprised of the following:

                                        June 30,      December 31,
                                          2000           1999
------------------------------------------------------------------
                                            (In thousands)
Revolving credit facility               $ 25,219       $ 32,884
Canadian revolving credit facility         1,396          3,402
8 percent promissory note                  6,526          6,679
Capitalized leases                           425            459
                                        --------       --------
                                          33,566         43,424
Less:  Current portion                    (4,860)        (3,541)
                                        --------       --------
Long-term debt                          $ 28,706       $ 39,883
                                        ========       ========

The 8 percent promissory note is due to Les Agencies Claude Marchand, Inc. pursuant to the terms of the asset purchase agreement with Les Agencies Claude Marchand, Inc. for the purchase of substantially all of the assets of Olympic, a pool accessories manufacturer and distributor doing business in Canada as Olympic Pool Accessories. The balance at December 31, 1999 included an estimated purchase price increase of $332,000 in accordance with the terms of the asset purchase agreement. The promissory note was amended in June 2000 to reflect a final purchase price increase of $333,000. The principal amount at June 30, 2000 is $6,526,000 of which $3,263,000 is due on November 15, 2000 and $3,263,000 is
due on August 6, 2001. Interest is compounded monthly and payable quarterly.

4. STOCKHOLDERS' EQUITY

During the three months and six months ended June 30, 2000, certain key officers of the Company exercised their rights under the Company's Stock Acquisition and Retention Program (SARP) to acquire an aggregate of 25,328 and 50,275 shares, respectively, of the Company's common stock for $180,000 and $365,000, respectively, based on the average quoted market price of the shares. Payment for the purchased shares was in the form of notes receivable from the officers which bear interest at 6.29 percent per annum. The aggregate amount of notes receivable from officers related to the purchase of shares under the SARP was $2,835,000 and $2,470,000 as of June 30, 2000 and December 31, 1999,
respectively, and is classified, along with the related interest receivable by the Company, as a reduction in stockholders' equity.

Further pursuant to the SARP, the Company awarded one share of restricted common stock at no cost to the officers for every two shares purchased under the SARP, for a total of 12,664 and 25,137 for the three months and six months ended June 30, 2000, respectively. The restrictions lapse five years from the issuance date. The market value of the restricted shares issued in the three months and six months ended June 30, 2000 was $90,000 and $182,000, respectively, and is being amortized to expense on a straight-line basis over the period of restriction. Unamortized prepaid compensation expense related to restricted shares issued under the SARP, including amounts related to shares converted from the Allegheny Teledyne Stock Acquisition and Retention Program as of the spin-off date, was $1,368,000 and $1,341,000 at June 30, 2000 and December 31, 1999, respectively, and is classified as a reduction in stockholders' equity.

On June 27, 2000, the Company's Board of Directors approved an amendment to the 1999 Non-Employee Director Compensation Plan (Plan) which modified the compensation structure, including the elimination of the Non-Employee Director Fee Continuation Plan. The amended plan provides for a one-time grant of 5,000 stock options and a one-time grant of 3,000 shares of restricted stock, in addition to continuing annual stock option grants and payment of retainer, chair and meeting fees.

5. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows (in thousands):

                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                                 --------------------      --------------------
                                                  2000          1999         2000         1999
-----------------------------------------------------------------------------------------------
Net Income                                       $ 3,080      $ 2,779      $ 3,621      $ 4,136

Foreign currency translation gains (losses)         (233)           3         (186)          53
                                                 --------------------      --------------------
Comprehensive income                             $ 2,847      $ 2,782      $ 3,435      $ 4,189
                                                 ====================      ====================

6. LEGAL CONTINGENCIES

In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service (the "IRS") stating that the spin-off would be tax-free to ATI and to ATI's stockholders. The continuing validity of the IRS tax ruling is subject to certain factual representations and assumptions, including the completion of a required public offering of the Company's common stock and use of the anticipated gross proceeds (less associated costs) for further development of high-quality, lower cost manufacturing capabilities, for product line extensions, to expand channels of distribution, to develop a self-sustaining product development process, and for acquisitions and/or joint ventures. Pursuant to the Separation and Distribution Agreement, Water Pik Technologies agreed with ATI to undertake such a public offering. On July 12, 2000, the IRS issued a supplemental ruling to ATI modifying certain requirements imposed under the prior tax ruling. The supplemental ruling reduces the amount of equity capital required to be raised by the Company from $50,000,000 to $15,000,000 and provides an extension until April 30, 2001 for the completion of the equity offering. In addition, under the supplemental ruling the Company may raise the required capital either through a rights offering or through a private placement.

The Tax Sharing and Indemnification Agreement between ATI and Water Pik Technologies provides that the Company will indemnify ATI and its agents and representatives for taxes imposed on, and other amounts paid by, them or ATI's stockholders if the Company takes actions or fails to take actions (such as completing the equity offering) that result in the spin-off not qualifying as a tax-free distribution. If any of the taxes or other amounts were to become payable by the Company, the payment could have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

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

Pursuant to the Employee Benefits Agreement between the Company and ATI, the Company's employees participated in the pension plans of ATI subsequent to the spin-off through March 31, 2000. In accordance with the Interim Services Agreement between the Company and ATI, ATI will also provide the Company with transitional administrative and support services subsequent to the spin-off through November 29, 2000. Amounts expensed by the Company for employee benefit costs and administrative services provided by ATI for the three months and six months ended June 30, 2000 were $8,000 and $400,000, respectively.

The results of operations for the three months and six months ended June 30, 1999 include expenses allocated from ATI of $1,930,000 and $4,577,000, respectively, for income taxes, insurance, pensions and corporate general and administrative expenses. Corporate general and administrative expenses represent allocations for expenses incurred by ATI on the Company's behalf including costs for finance, legal, tax and human resource functions. These amounts were allocated within ATI based on the net sales of the respective operations of its subsidiaries and divisions. The Company also participated in casualty, medical and life insurance programs sponsored by ATI. In the opinion of management, the allocations of these expenses were reasonable.

Amounts payable to ATI at June 30, 2000, which also include amounts for invoices paid by ATI on behalf of the Company, were $1,326,000. Amounts payable to ATI at December 31, 1999 were $1,005,000.

8. EARNINGS PER SHARE

A reconciliation of weighted average shares outstanding, used to calculate basic net income per common share, to weighted average shares outstanding assuming dilution, used to calculate diluted net income per common share, is as follows (in thousands):

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                      ------------------     ----------------
                                                       2000       1999       2000       1999
---------------------------------------------------------------------------------------------
Average outstanding common shares - basic              9,882      9,612      9,812      9,666
Shares issuable upon exercise of dilutive options          3          1         16          1
                                                       ----------------      ----------------
Average outstanding common shares - diluted            9,885      9,613      9,828      9,667
                                                       ================      ================

9. BUSINESS SEGMENTS

Water Pik Technologies operates in two business segments, which are organized around the Company's products: Personal Health Care and Pool Products and Heating Systems. The Personal Health Care segment designs, manufactures and markets showerheads, oral health products and water filtration products. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa equipment, controls and accessories as well as water-heating products for commercial, residential and industrial applications.

Information on the Company's business segments is as follows (in thousands):

                                              Three Months Ended             Six Months Ended
                                                   June 30,                       June 30,
                                           -----------------------       -------------------------
                                             2000            1999           2000           1999
--------------------------------------------------------------------------------------------------
Sales:
    Personal Health Care                   $ 29,152       $ 27,349       $  57,365       $  55,849
    Pool Products and Heating Systems        46,508         37,514          83,464          62,613
                                           -----------------------       -------------------------
Total Sales                                $ 75,660       $ 64,863       $ 140,829       $ 118,462
                                           =======================       =========================
Operating profit:
    Personal Health Care                   $    577       $   (847)      $   1,577       $     330
    Pool Products and Heating Systems         5,710          5,410           6,573           6,445
                                           -----------------------       -------------------------
Total operating profit                        6,287          4,563           8,150           6,775
Interest expense                              1,143             --           2,144              --
Other income                                   (103)           (69)           (163)           (119)
                                           -----------------------       -------------------------
Income before taxes                        $  5,247       $  4,632       $   6,169       $   6,894
                                           =======================       =========================

                                           June 30,     December 31,
                                             2000          2000
--------------------------------------------------------------------
Identifiable assets:
    Personal Health Care                  $  48,511     $  44,657
    Pool Products and Heating Systems        91,962       100,507
    Corporate                                10,554        14,467
                                          ---------     ---------
Total identifiable assets:                $ 151,027     $ 159,631
                                          =========     =========

Total international sales were $14,153,000 and $26,102,000 for the three months and six months ended June 30, 2000, respectively, and $8,660,000 and $15,993,000 for the three and six months ended June 30, 1999, respectively. Of these amounts, sales by operations in the United States to customers in other countries amounted to $5,261,000 and $10,159,000 for the three and six months ended June 30, 2000, respectively and $7,010,000 and $12,824,000 for the three and six months ended June 30, 1999 respectively.

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

Total sales of our two segments for the three months and six months ended June 30, 2000 and 1999 are summarized below:

                                              Three Months Ended                       Six Months Ended
                                                   June 30,                                June 30,
                                    ------------------------------------   --------------------------------------
Segment                                    2000                1999                2000                1999
-----------------------------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
Personal Health Care                $29,152    38.5%    $27,349    42.2%   $ 57,365    40.7%    $ 55,849    47.1%
Pool Products and Heating Systems    46,508    61.5%     37,514    57.8%     83,464    59.3%      62,613    52.9%
                                    ---------------     ---------------    ----------------     ----------------
Total Sales                         $75,660   100.0%    $64,863   100.0%   $140,829   100.0%    $118,462   100.0%
                                    ===============     ===============    ================     ================

RESULTS OF OPERATIONS

Consolidated Results of Operations

                                                     Three Months Ended                     Six Months Ended
                                                           June 30,                              June 30,
                                              ---------------------------------    ---------------------------------
                                                2000         1999      % Change       2000         1999     % Change
--------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Sales                                         $ 75,660     $ 64,863      16.6%     $ 140,829    $ 118,462     18.9%
Gross Profit                                  $ 27,104     $ 25,162       7.7%     $  49,426    $  45,689      8.2%
Operating Profit                              $  6,287     $  4,563      37.8%     $   8,150    $   6,775     20.3%
Gross profit as a percentage of sales             35.8%        38.8%                    35.1%        38.6%
Operating profit as a percentage of sales          8.3%         7.0%                     5.8%         5.7%
International sales as a percentage of sales      18.7%        13.4%                    18.5%        13.5%

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

Sales for the three months ended June 30, 2000 were $75,660,000, representing an increase of 16.6 percent over the comparable period in 1999, primarily due to increased sales of pool products and heating systems. Sales related to Olympic, acquired in August 1999, accounted for $5,168,000 of the sales increase. Gross profit (sales less cost of sales) as a percentage of sales for the three months ended June 30, 2000 decreased to 35.8 percent compared with 38.8 percent for the three months ended June 30, 1999. This decrease is primarily due to a shift in product sales mix to lower margin pool products and heating systems, including sales of Olympic pool products with lower gross margins, and to increased insurance costs as an independent company subsequent to the spin-off.

Operating profit (gross profit less selling expenses and general and administrative expenses) as a percentage of sales increased to 8.3 percent for the three months ended June 30, 2000 from 7.0 percent for the three months ended June 30, 1999 primarily due to improvements in selling expenses and general and administrative expenses as percentages of sales partially offset by the decrease in the gross profit percentage. Operating profit for the three months ended June 30, 2000 was also impacted by $705,000 in severance costs related to a workforce reduction of which $171,000 was recorded as cost of sales, $266,000 as selling expenses and $268,000 as general and administrative expenses. Other items affecting operating profit in the quarter ended June 30, 1999 were $531,000 in expenses related to the closure of manufacturing facilities of which $142,000 was recorded as cost of sales and $389,000 as general and administrative expenses, $330,000 in bad debt expense, $265,000 of expenses relating to workforce reductions in various administrative and engineering departments and $157,000 of spin-off expenses.

Selling expenses as a percentage of sales were 16.1 percent in the three months ended June 30, 2000 as compared to 19.3 percent in the same period of 1999. The favorable trend in selling expenses resulted from leveraging fixed costs over a higher sales base and from the timing of expenses incurred in 2000 as compared 1999. These favorable effects were partially offset by the $266,000 in severance costs as discussed above.

General and administrative expenses as a percentage of sales for the three months ended June 30, 2000 decreased to 11.4 percent as compared to 12.5 percent in the three months ended June 30, 1999. This decrease is primarily due to the lower cost structure established in the second half of 1999 and to the $1,081,000 in special expense items during the three months ended June 30, 1999 as described above. These improvements were partially offset by additional expenses from Olympic and by an increase in corporate expenses resulting from operating as an independent company subsequent to the spin-off from ATI. General and administrative expenses for the three months ended June 30, 1999 include a corporate allocation from ATI whereas general and administrative expenses for the three months ended June 30, 2000 include the actual corporate expenses incurred as an independent company.

Interest expense, which relates to borrowings under the Company's credit facilities and to the promissory note issued in connection with the acquisition of Olympic, was $1,143,000 for the three months ended June 30, 2000. The Company had no interest expense in the three months ended June 30, 1999 since the capital for the Company's operations was provided by ATI's net investment in the Company with no debt allocated to the Company.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Sales for the six months ended June 30, 2000 were $140,829,000, representing an increase of 18.9 percent over the comparable period in 1999, primarily due to increased sales of pool products and heating systems. Sales related to Olympic accounted for $10,676,000 of the sales increase. Gross profit as a percentage of sales for the six months ended June 30, 2000 decreased to 35.1 percent compared with 38.6 percent for the six months ended June 30, 1999. This decrease is primarily due to a shift in product sales mix to lower margin pool products and heating systems, including sales of Olympic pool products with lower gross margins, to increased insurance costs as an independent company subsequent to the spin-off and to initial lower gross margins on recently introduced products.

Operating profit (gross profit less selling expenses and general and administrative expenses) as a percentage of sales was relatively constant at 5.8 percent for the six months ended June 30, 2000 as compared with 5.7 percent for the six months ended June 30, 1999. Operating profit for the six months ended June 30, 2000 was also impacted by the $705,000 in severance costs as discussed above. Other items in the six months ended June 30, 1999 affecting operating profits were $531,000 in expenses related to the closure of manufacturing facilities of which $142,000 was recorded as cost of sales and $389,000 as general and administrative expenses, $930,000 in bad debt expense, $265,000 of expenses relating to workforce reductions in various administrative and engineering departments and $157,000 of spin-off expenses.

Selling expenses as a percentage of sales were 17.2 percent in the six months ended June 30, 2000 as compared to 19.8 percent in the same period of 1999. The favorable trend in selling expenses resulted from leveraging fixed costs over a higher sales base partially offset by the $266,000 in severance costs as discussed above. Selling expenses increased $839,000 to $24,280,000 for the six months ended June 30, 2000 from $23,441,000 for the six months ended June 30, 1999. This increase relates primarily to the acquisition of Olympic and to increased advertising and promotional costs related to new product introductions.

General and administrative expenses as a percentage of sales for the six months ended June 30, 2000 decreased to 12.1 percent as compared to 13.1 percent in the six months ended June 30, 1999 primarily due to the lower cost structure established in the second half of 1999. General and administrative expenses increased $1,523,000 to $16,996,000 for the six months ended June 30, 2000 from $15,473,000 for the same period in 1999. This increase is due to additional expenses from Olympic and to an increase in corporate expenses resulting from operating as an independent company subsequent to the spin-off from ATI. These increases were partially offset by $1,681,000 in special expense items incurred in 1999 as discussed above. General and administrative expenses for the six months ended June 30, 1999 include a corporate allocation from ATI whereas general and administrative expenses for the six months ended June 30, 2000 include the actual corporate expenses incurred as an independent company.

Interest expense was $2,144,000 for the six months ended June 30, 2000. The Company had no interest expense in the six months ended June 30, 1999 since the capital for the Company's operations was provided by ATI's net investment in the Company with no debt allocated to the Company.

PERSONAL HEALTH CARE

                                                    Three Months Ended                      Six Months Ended
                                                          June 30,                              June 30,
                                            ----------------------------------     ---------------------------------
                                              2000          1999      % Change       2000         1999      % Change
--------------------------------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Sales                                       $ 29,152     $ 27,349        6.6%      $ 57,365     $ 55,849       2.7%
Operating profit                            $    577     $   (847)         --      $  1,577     $    330     377.9%
Operating profit as a percentage of sales        2.0%        (3.1%)                     2.7%         0.6%
International sales as a percentage of
 sales                                          19.8%        18.8%                     19.7%        19.5%


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

Sales in our Personal Health Care segment for the three months ended June 30, 2000 were $29,152,000, representing an increase of 6.6 percent over the comparable period in 1999. Increased showerhead sales, including sales of the new Misting Massage(TM) Showerhead, and increased oral health sales, including shipments of the new Water Pik(TM) Flosser, were partially offset by lower sales of water treatment products.

Operating profit as a percentage of sales increased to 2.0 percent for the three months ended June 30, 2000 from an operating loss of 3.1 percent of sales for the three months ended June 30, 1999. This increase is due to improved cost management and increased sales volume during the three months ended June 30, 2000 as well as to special expense items during the comparable period of 1999 of $142,000 related to the closure of manufacturing facilities, $330,000 in bad debt expense, $265,000 related to workforce reductions and $157,000 of spin-off costs. These improvements were partially offset by a decrease in the gross profit percentage resulting from increased insurance costs as an independent company subsequent to the spin-off, initial lower gross margins on recently introduced products and a special expense item of $705,000 in 2000 for severance costs related to a workforce reduction.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Sales in our Personal Health Care segment for the six months ended June 30, 2000 were $57,365,000, representing an increase of 2.7 percent over the comparable period in 1999. The growth in sales is due to increased showerhead and oral health sales partially offset by lower sales of water treatment products.

Operating profit as a percentage of sales increased to 2.7 percent for the six months ended June 30, 2000 from 0.6 percent for the six months ended June 30, 1999. This increase is due to expense reductions resulting from improved cost management and to increased sales volume during the six months ended June 30, 2000 as well as to special expense items during the comparable period of 1999 of $142,000 related to the closure of manufacturing facilities, $930,000 in bad debt expense, $265,000 related to workforce reductions and $157,000 of spin-off costs. These improvements were partially offset by increased insurance costs, initial lower gross margins on recently introduced products and $705,000 in special expenses for severance costs related to a workforce reduction.

POOL PRODUCTS AND HEATING SYSTEMS

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                            ---------------------------------     --------------------------------
                                              2000          1999     % Change       2000         1999     % Change
------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Sales                                       $ 46,508      $ 37,514     24.0%      $ 83,464     $ 62,613     33.3%
Operating profit                            $  5,710      $  5,410      5.5%      $  6,573     $  6,445      2.0%
Operating profit as a percentage of sales       12.3%         14.4%                    7.9%        10.3%
International sales as a percentage of
 sales                                          18.0%          9.4%                   17.7%         8.1%

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

Sales in our Pool Products and Heating Systems segment were $46,508,000 during the three months ended June 30, 2000, an increase of $8,994,000 or 24.0 percent over the comparable period of 1999. The growth in sales was across the pool products and the heating systems product categories. Sales related to Olympic accounted for $5,168,000 of the sales increase.

Operating profit as a percentage of sales decreased to 12.3 percent for the three months ended June 30, 2000 from 14.4 percent in the comparable period of 1999. This decrease is due to a decrease in the gross profit percentage, primarily as a result of the acquisition of Olympic which has lower gross margin products, which was partially offset by savings from the consolidation of two manufacturing facilities in October 1999. Selling expenses as a percentage of sales and general and administrative expenses as a percentage of sales improved in the three months ended June 30, 2000 as compared with the same period in 1999 as a result of leveraging fixed costs over a higher sales base. These improvements were partially offset by an increase in insurance costs and corporate expenses resulting from operating as an independent company subsequent to the spin-off.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Sales in our Pool Products and Heating Systems segment were $83,464,000 during the six months ended June 30, 2000, an increase of $20,851,000 or 33.3 percent over the comparable period of 1999. The strong growth in sales was across the pool products and the heating systems product categories. Sales related to Olympic accounted for $10,676,000 of the sales increase.

Operating profit as a percentage of sales decreased to 7.9 percent for the six months ended June 30, 2000 from 10.3 percent in the comparable period of 1999. This decrease is due to a decrease in the gross profit percentage, primarily as a result of the lower gross margin products at Olympic, which were partially offset by savings from consolidating manufacturing facilities in October 1999. Selling expenses as a percentage of sales improved in the six months ended June 30, 2000 as compared with the same period in 1999 as a result of leveraging fixed costs over a higher sales base. General and administrative expenses as a percentage of sales were relatively constant for the six months ended June 30, 2000 and 1999 as improvements resulting from leveraging fixed costs over a higher sales base were offset by increased insurance costs and corporate expenses experienced subsequent to the spin-off.

SEASONALITY

Our business is highly seasonal, with operating results varying from quarter to quarter. The Personal Health Care segment has historically experienced higher sales in the fourth quarter of each year due to the holiday season. The Pool Products and Heating Systems segment has historically experienced higher sales in the second and fourth quarters of each year as customers purchase such products in preparation for the cooler weather and in anticipation of the warm spring and summer months. In addition, as a result of the seasonality of sales, the Pool Products and Heating Systems segment permits customers to purchase pool products during the winter months with extended payment terms.

FINANCIAL CONDITION AND LIQUIDITY

Our principal capital requirements are to fund working capital needs and capital expenditures and to meet required debt payments. We anticipate that our operating cash flow, together with available borrowings under our credit facilities described below, will be sufficient to meet our working capital requirements, capital expenditure requirements and principal and interest service requirements on our debt obligations for at least the next 12 months. However, all of our planned product line extensions, new product development plans, capital expenditure programs and possible acquisitions cannot be achieved without additional capital. We are required to raise additional equity capital under the terms of our tax-free spin-off from ATI. Depending upon market conditions, the Company may also choose to issue additional stock or debt.

Our cash and cash equivalents decreased $198,000 from $1,514,000 at December 31, 1999 to $1,316,000 at June 30, 2000. Cash generated from operating activities of $13,177,000 during the six months ended June 30, 2000 was used primarily to make $3,779,000 in capital expenditures and for $9,531,000 in repayments of borrowings under our credit facilities.

Cash provided by operating activities for the six months ended June 30, 1999 was $17,024,000 and was used to make $1,669,000 in capital expenditures and to make net advances to ATI of $15,438,000.

Our working capital decreased to $35,260,000 at June 30, 2000 from $41,272,000 at December 31, 1999. The current ratio was relatively constant at 1.7 at June 30, 2000 as compared to 1.8 at December 31, 1999. The decrease in working capital at June 30, 2000 was primarily due to lower accounts receivable and deferred income tax asset balances as well as to higher accrued income tax and current portion of long-term debt balances. These effects were partially offset by a higher inventory balance.

The Company has a $60,000,000 revolving bank credit facility that expires in November 2004. Borrowings under the facility are limited to borrowing base calculations based upon eligible account receivable, inventory, real property and machinery and equipment balances. The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $5,000,000. At June 30, 2000, there was $30,542,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

The Company`s Canadian subsidiary has a CDN. $11,000,000 revolving bank line of credit facility, increasing by CDN. $1,000,000 for certain months of the year, a forward exchange contract facility of up to CDN. $2,000,000 and a letter of credit facility of up to CDN. $500,000. At June 30, 2000, the Company had CDN. $8,909,000 of borrowing availability remaining under the credit facility.

These credit facilities require us to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, dividend payments, consolidated net worth, interest coverage and the relationship of our total consolidated indebtedness to our earnings before interest, taxes, depreciation and amortization. A security interest in substantially all of our assets was granted to the lenders under the credit agreements as collateral.

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

In connection with the spin-off, ATI received a tax ruling from the IRS stating that the spin-off would be tax-free to ATI and to ATI's stockholders. The continuing validity of the Internal Revenue Service tax ruling is subject to certain factual representations and assumptions, including the completion of a required public offering of the Company's common stock and use of the anticipated gross proceeds of approximately $50,000,000 (less associated costs) for further development of high quality, lower cost manufacturing capabilities, for product line extensions, to expand channels of distribution, to develop a self-sustaining product development process, and for acquisitions and/or joint ventures. Pursuant to the Separation and Distribution Agreement that Water Pik Technologies signed prior to the spin-off, the Company agreed with ATI to undertake such a public offering. On July 12, 2000, the IRS issued a supplemental ruling which reduces the amount of equity capital required to be raised by the Company from $50,000,000 to $15,000,000, provides an extension until April 30, 2001 for the completion of the equity offering and permits the Company to raise the required capital through a rights offering or through a private placement.

The Tax Sharing and Indemnification Agreement between ATI and Water Pik Technologies provides that we will indemnify ATI and its agents and representatives for taxes imposed on, and other amounts paid by, them or ATI's stockholders if the Company takes actions or fails to take actions (such as completing the equity offering) that result in the spin-off not qualifying as a tax-free distribution. If any of the taxes or other amounts were to become payable by the Company, the payment could have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999. There has been no significant change in the nature or amount of market risk since year-end.

PART II--OTHER INFORMATION

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Water Pik Technologies, Inc. was held on May 4, 2000. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for the purpose of:

(i) Election of a class of two directors for a three-year term expiring in 2003;

(ii)  Approval of the Company's 1999 Incentive Plan; and

(iii) Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for 2000.

There was no solicitation in opposition to management's nominees for directors and all of management's nominees were elected.

At the meeting, Charles J. Queenan, Jr. and James E. Rohr were elected as directors for three-year terms expiring in 2003, the 1999 Incentive Plan was approved and the appointment of Ernst & Young LLP as independent public auditors was ratified.

The tables below summarize the results of the stockholder vote:

                                                             Number            Percentage
                                                            ---------         -------------
Shares outstanding and entitled to vote                     9,858,699              100.0%
Shares represented in person or by proxy at meeting         8,905,939               90.3%
Shares not voted at meeting                                   952,760                9.7%


Proposal One (Election of Directors)
Breakdown of votes cast for each nominee                    Votes For        Votes Withheld
                                                            ---------        --------------
                          Charles J. Queenan, Jr.           8,792,827            113,112
                          James E. Rohr                     8,842,442             63,497

Proposal Two (Approval of 1999 Incentive Plan)                                                                   Broker
Breakdown of votes cast                                     Votes For         Votes Against       Abstain       Non-Votes
                                                            ---------         -------------       -------       ---------
                                                            5,188,535            749,657          223,984       2,743,763

Proposal Three (Ratification of Auditor Appointment)
Breakdown of votes cast                                                                                          Broker
                                                            Votes For         Votes Against       Abstain       Non-Votes
                                                            ---------         -------------       -------       ---------
                                                            8,873,579             25,216            7,144           0


ITEM 5. OTHER INFORMATION

On July 12, 2000, the Internal Revenue Service (the "IRS") issued a supplemental ruling to Allegheny Technologies Incorporated ("ATI") modifying certain requirements imposed under a prior tax ruling made in connection with the spin-off of the Company from ATI. The prior tax ruling required, among other things, that the Company complete a $50 million public offering of common stock within one year following the spin-off. The supplemental ruling reduces the amount of equity capital required to be raised by the Company from $50 million to $15 million and provides an extension until April 30, 2001 for the Company to complete the equity offering. In addition, under the supplemental ruling the Company may raise the required capital either through a rights offering or through a private placement. The Company intends to use the additional capital for strategic acquisitions, to accelerate the introduction of new products and for further development of lower cost manufacturing capabilities.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

            *10.1 Water Pik Technologies, Inc. 1999 Non-Employee Director Stock Compensation Plan, as Amended.

             27.1  Financial Data Schedule

            * Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K -

         The Company has filed no reports on Form 8-K during the quarter ended June 30, 2000 and through the date of this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WATER PIK TECHNOLOGIES, INC.




Date: August 14, 2000                  By:       /s/   Michael P. Hoopis
                                           -------------------------------------
                                           Michael P. Hoopis
                                           President and Chief Executive Officer





Date: August 14, 2000                  By:        /s/  Victor C. Streufert
                                           -------------------------------------
                                           Victor C. Streufert
                                           Vice President Finance and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Number           Description
--------------           -----------
     *10.1         Water Pik Technologies, Inc. 1999 Non-Employee Director Stock
                   Compensation Plan, as Amended.

      27.1         Financial Data Schedule

     * Management contract or compensatory plan or arrangement.
