Form 10-Q
period 2000-09-30
WATER PIK TECHNOLOGIES INC
filed 2000-11-14
CIK 1094286

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares of Common Stock outstanding on November 10, 2000 was 9,923,685 shares.

                          WATER PIK TECHNOLOGIES, INC.

                                      INDEX


                                                                                             Page Number
Part I - Financial Information

          Item 1. Consolidated Financial Statements

                  Consolidated Balance Sheets - September 30, 2000 (unaudited) and
                  December 31, 1999                                                                3

                  Consolidated Statements of Income - Three Months and
                  Nine Months Ended September 30, 2000 and 1999 (unaudited)                        4

                  Consolidated Statements of Cash Flows - Nine Months
                  Ended September 30, 2000 and 1999 (unaudited)                                    5

                  Notes to Consolidated Financial Statements (unaudited)                           7

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             12

          Item 3. Quantitative and Qualitative Disclosures About Market Risk                      17

Part II - Other Information

          Item 6. Exhibits and Reports on Form 8-K                                                18

    Signatures                                                                                    19

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                          WATER PIK TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
             (In thousands, except for share and per share amounts)

                                                                             September 30,       December 31,
                                                                                2000                 1999
-------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $   1,563           $   1,514
   Accounts receivable, less allowances for doubtful accounts of
       $1,902 at September 30, 2000 and $1,372 at December 31, 1999             40,406              57,577
   Inventories                                                                  38,715              25,349
   Deferred income taxes                                                         7,428               8,666
   Prepaid expenses and other current assets                                     2,545               2,559
                                                                             ---------           ---------
TOTAL CURRENT ASSETS                                                            90,657              95,665
Property, plant and equipment, net                                              38,514              38,248
Cost in excess of net assets acquired, net                                      20,762              21,972
Deferred income taxes                                                            2,343               1,820
Other assets                                                                     1,587               1,926
                                                                             ---------           ---------
TOTAL ASSETS                                                                 $ 153,863           $ 159,631
                                                                             =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $  23,263           $  27,958
   Accrued income taxes                                                          1,944                 248
   Accrued liabilities                                                          22,302              22,646
   Current portion of long-term debt                                             4,368               3,541
                                                                             ---------           ---------
TOTAL CURRENT LIABILITIES                                                       51,877              54,393
Long-term debt, less current portion                                            30,884              39,883
Other accrued liabilities                                                        9,000               8,665
                                                                             ---------           ---------
TOTAL LIABILITIES                                                               91,761             102,941
Commitments and contingencies
Stockholders' equity:
   Common stock, $0.01 par value: 50,000,000 shares authorized;
       9,918,132 and 9,811,763 shares issued and outstanding at
       September 30, 2000 and December 31, 1999, respectively                       99                  98
   Additional paid-in capital                                                   60,044              59,302
   Retained earnings                                                             6,482               1,196
   Equity adjustments due to stock plans                                        (4,357)             (3,824)
   Accumulated comprehensive loss                                                 (166)                (82)
                                                                             ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                                      62,102              56,690
                                                                             ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 153,863           $ 159,631
                                                                             =========           =========


See accompanying notes

                          WATER PIK TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except for share and per share amounts)
                                   (Unaudited)



                                                                  Three Months Ended                      Nine Months Ended
                                                                    September 30,                           September 30,
                                                           -------------------------------         ---------------------------------
                                                               2000               1999                 2000               1999
------------------------------------------------------------------------------------------------------------------------------------
SALES                                                      $    65,154         $    58,026         $   205,983         $   176,488
Cost and expenses:
   Cost of sales                                                41,876              35,843             133,279             108,616
   Selling expenses                                             11,092              12,003              35,372              35,444
   General and administrative expenses                           8,688               6,853              25,684              22,326
                                                           -----------         -----------         -----------         -----------
                                                                61,656              54,699             194,335             166,386
                                                           -----------         -----------         -----------         -----------
Income before other income and expenses                          3,498               3,327              11,648              10,102
Interest expense                                                   741                 117               2,885                 117
Other income                                                       (76)                (45)               (239)               (164)
                                                           -----------         -----------         -----------         -----------
INCOME BEFORE INCOME TAXES                                       2,833               3,255               9,002              10,149
Provision for income taxes                                       1,168               1,302               3,716               4,060
                                                           -----------         -----------         -----------         -----------
NET INCOME                                                 $     1,665         $     1,953         $     5,286         $     6,089
                                                           ===========         ===========         ===========         ===========
BASIC AND DILUTED NET INCOME PER COMMON SHARE              $      0.17         $      0.20         $      0.55         $      0.63
                                                           ===========         ===========         ===========         ===========

SHARES USED IN COMPUTING BASIC EARNINGS PER SHARE            9,698,827           9,522,940           9,677,315           9,618,480
                                                           ===========         ===========         ===========         ===========
SHARES USED IN COMPUTING DILUTED EARNINGS PER SHARE          9,721,657           9,523,904           9,695,842           9,619,589
                                                           ===========         ===========         ===========         ===========


See accompanying notes

                          WATER PIK TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                    -------------------------
                                                                       2000            1999
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                          $  5,286         $  6,089
Adjustments to reconcile net income to net cash provided by
     operating activities:
    Depreciation and amortization                                      7,178            6,364
    Deferred income taxes                                                715                5
    Compensation expense arising from stock awards                       185               --
    Gain on sale of property, plant and equipment                         (9)             (11)
    Change in operating assets and liabilities:
       Accounts receivable                                            18,013           14,379
       Inventories                                                   (12,312)          (5,034)
       Accounts payable                                               (5,170)             181
       Accrued liabilities                                            (1,051)             886
       Accrued income taxes                                            2,041               --
       Other assets and liabilities                                      (89)             261
                                                                    --------         --------
    CASH PROVIDED BY OPERATING ACTIVITIES                             14,787           23,120
                                                                    --------         --------
INVESTING ACTIVITIES:
   Purchases of businesses net of cash acquired                         (761)          (2,500)
   Purchases of property, plant and equipment                         (5,735)          (4,340)
   Disposals of property, plant and equipment                             89               31
   Other                                                                  --              (84)
                                                                    --------         --------
    CASH USED IN INVESTING ACTIVITIES                                 (6,407)          (6,893)
                                                                    --------         --------
FINANCING ACTIVITIES:
   Net long-term debt borrowings                                      (8,129)              --
   Principal payments on capital leases                                 (170)              --
   Other                                                                  --              (31)
   Net advances to ATI                                                    --          (16,196)

                                                                    --------         --------
    CASH USED IN FINANCING ACTIVITIES                                 (8,299)         (16,227)
                                                                    --------         --------

Effect of exchange rate changes on cash and cash equivalents             (32)              --
                                                                    --------         --------
INCREASE IN CASH AND CASH EQUIVALENTS                                     49               --
Cash and cash equivalents at beginning of period                       1,514               --
                                                                    --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  1,563         $     --
                                                                    ========         ========


See accompanying notes

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Net assets acquired under promissory note                          $    --        $ 6,597
   Property, plant and equipment acquired under capital leases        $   107        $    --

SUPPLEMENTAL INFORMATION
   Cash paid during the period:
     Interest                                                         $ 2,995        $    --
     Taxes                                                            $   980        $    --


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

UNAUDITED INTERIM FINANCIAL INFORMATION

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in June 2000, issued SFAS No. 138, which amends and clarifies certain guidance in SFAS No. 133. These statements establish accounting and reporting standards for derivative instruments. The statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Water Pik Technologies must implement SFAS No. 133 by the first quarter of 2001 and does not expect adoption to have a significant effect on its consolidated results of operations or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101), which summarizes the staff's views regarding the application of generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements. The Company will implement SAB 101 in the fourth quarter of 2000 and does not expect adoption to have a significant effect on its consolidated results of operations or financial position.

In September 2000, The Emerging Issues Task Force (EITF) of the FASB reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus states that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. It also determined that if shipping costs or handling costs are significant and are not classified as cost of sales, a company should disclose both the amount of such costs and the line item on the income statement that includes them. The EITF indicated that a company cannot net the shipping and handling costs against shipping and handling revenues in the financial statements. The Company has historically reported outbound shipping costs net of shipping revenues in sales. The Company is required to implement EITF 00-10 in the fourth quarter of 2000 with retroactive application to all periods presented. The impact on the three months and nine months ended September 30, 2000 would be an increase in sales and cost of sales of $1,795,000 and

$5,792,000, respectively. The impact on the three months and nine months ended September 30, 1999 would be an increase in sales and cost of sales of $1,308,000 and $3,770,000, respectively.

2. INVENTORIES

Inventories are stated at the lower of cost (last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods) or market. Inventories consist of the following:

                                                                   September 30,    December 31,
                                                                       2000             1999
------------------------------------------------------------------------------------------------
                                                                          (In thousands)
Raw materials and supplies                                           $ 15,519         $ 14,144
Work-in-process                                                         4,797            4,616
Finished goods                                                         23,508           11,307
                                                                     --------         --------
Total inventories at current cost                                      43,824           30,067
Less:  Allowances to reduce current cost values to LIFO basis          (5,109)          (4,718)
                                                                     --------         --------
Total inventories                                                    $ 38,715         $ 25,349
                                                                     ========         ========

Inventories determined using the LIFO method were $29,725,000 at September 30, 2000 and $19,841,000 at December 31, 1999. The remainder of inventory was determined using the FIFO method. These inventory values do not differ materially from current cost.

3. LONG-TERM DEBT

Long-term debt is comprised of the following:

                                                                   September 30,    December 31,
                                                                      2000             1999
------------------------------------------------------------------------------------------------
                                                                          (In thousands)
Revolving credit facility                                            $ 27,393         $ 32,884
Canadian revolving credit facility                                        843            3,402
8 percent promissory note                                               6,620            6,679
Capitalized leases                                                        396              459
                                                                     --------         --------
                                                                       35,252           43,424
Less:  Current portion                                                 (4,368)          (3,541)
                                                                     --------         --------
Long-term debt                                                       $ 30,884         $ 39,883
                                                                     ========         ========

4.COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows (in thousands):

                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                September 30,
                                                   ----------------------        -----------------------
                                                    2000           1999           2000            1999
--------------------------------------------------------------------------------------------------------
Net Income                                         $ 1,665        $ 1,953        $ 5,286         $ 6,089
Foreign currency translation gains (losses)            102             77            (84)            130
                                                   ----------------------        -----------------------
Comprehensive income                               $ 1,767        $ 2,030        $ 5,202         $ 6,219
                                                   ======================        =======================

5. LEGAL CONTINGENCIES

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

A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, personal injury, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

6. RELATED PARTY TRANSACTIONS

Prior to the spin-off, the Company participated in ATI's centralized cash management system. Cash receipts in excess of cash requirements were transferred to ATI. Those transactions with ATI were non-interest bearing.

Pursuant to the Employee Benefits Agreement between the Company and ATI, the Company's employees participated in the pension plans of ATI subsequent to the spin-off through March 31, 2000. In accordance with the Interim Services Agreement between the Company and ATI, ATI will also provide the Company with transitional administrative and support services subsequent to the spin-off through November 29, 2000. Amounts expensed by the Company for employee benefit costs and administrative services provided by ATI for the three months and nine months ended September 30, 2000 were $15,000 and $415,000, respectively.

The results of operations for the three months and nine months ended September 30, 1999 include expenses allocated from ATI of $5,355,000 and $9,932,000, respectively, for income taxes, insurance, pensions and corporate general and administrative expenses. Corporate general and administrative expenses represent allocations for expenses incurred by ATI on the Company's behalf including costs for finance, legal, tax and human resource functions. These amounts were allocated within ATI based on the net sales of the respective operations of its subsidiaries and divisions. The Company also participated in casualty, medical and life insurance programs sponsored by ATI. In the opinion of management, the allocations of these expenses were reasonable.

Amounts payable to ATI at September 30, 2000, which also include amounts for invoices paid by ATI on behalf of the Company, were $1,124,000. Amounts payable to ATI at December 31, 1999 were $1,005,000.


7. EARNINGS PER SHARE

A reconciliation of weighted average shares outstanding, used to calculate basic net income per common share, to weighted average shares outstanding assuming dilution, used to calculate diluted net income per common share, is as follows:

                                                             Three Months Ended                 Nine Months Ended
                                                                September 30,                     September 30,
                                                         --------------------------        --------------------------
                                                           2000              1999             2000             1999
---------------------------------------------------------------------------------------------------------------------
Average outstanding common shares - basic                9,698,827        9,522,940        9,677,315        9,618,480
Shares issuable upon exercise of dilutive options           22,830              964           18,527            1,109
                                                         --------------------------        --------------------------
Average outstanding common shares - diluted              9,721,657        9,523,904        9,695,842        9,619,589
                                                         ==========================        ==========================

8. ACQUISITIONS

On July 30, 2000, the Company acquired the assets of Allegheny Technologies Japan Ltd., a distributor of the Company's Personal Health Care products, for $1,265,000 in cash. In connection with the purchase, the Company acquired working capital of $1,255,000 and property, plant and equipment of $10,000. The transaction was accounted for as a purchase acquisition and, accordingly, the results of operations of Allegheny Technologies Japan Ltd. are included in the Company's consolidated financial statements from the date of acquisition. Pro forma comparative results of operations are not presented because they are not materially different from the Company's reported results of operations.

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

Information on the Company's business segments is as follows (in thousands):

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                             ---------------------------         ---------------------------
                                                2000              1999              2000              1999
------------------------------------------------------------------------------------------------------------
Sales:
    Personal Health Care                     $  32,127         $  30,761         $  89,492         $  86,610
    Pool Products and Heating Systems           33,027            27,265           116,491            89,878
                                             ---------------------------         ---------------------------
Total Sales                                  $  65,154         $  58,026         $ 205,983         $ 176,488
                                             ===========================         ===========================

Operating profit:
    Personal Health Care                     $   2,598         $   3,047         $   4,175         $   3,377
    Pool Products and Heating Systems              900               280             7,473             6,725
                                             ---------------------------         ---------------------------
Total operating profit                           3,498             3,327            11,648            10,102
Interest expense                                   741               117             2,885               117
Other income                                       (76)              (45)             (239)             (164)
                                             ---------------------------         ---------------------------
Income before taxes                          $   2,833         $   3,255         $   9,002         $  10,149
                                             ===========================         ===========================

                                            September 30,   December 31,
                                                2000           1999
------------------------------------------------------------------------
Identifiable assets:
    Personal Health Care                     $ 56,025        $ 44,657
    Pool Products and Heating Systems          86,296         100,507
    Corporate                                  11,542          14,467
                                             ------------------------
Total identifiable assets:                   $153,863        $159,631
                                             ========================

Total international sales were $9,385,000 and $35,487,000 for the three months and nine months ended September 30, 2000, respectively, and $11,524,000 and $27,517,000 for the three and nine months ended September 30, 1999, respectively. Of these amounts, sales by operations in the United States to customers in other countries amounted to $3,973,000 and $14,132,000 for the three and nine months ended September 30, 2000, respectively and $6,813,000 and $19,637,000 for the three and nine months ended September 30, 1999 respectively.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW OF BUSINESS

Water Pik Technologies is a leader in the design, manufacturing and marketing of a broad range of well-recognized personal health care products and pool and water-heating products. The Company operates in two business segments: Personal Health Care and Pool Products and Heating Systems. The Company's products include: showerheads; oral health products; water filtration products; pool and spa heaters, electronic controls, valves and water features; and residential and commercial water-heating systems.

Total sales of the Company's two segments for the three months and nine months ended September 30, 2000 and 1999 are summarized below:

                                                   Three Months Ended                           Nine Months Ended
                                                      September 30,                                September 30,
                                      -------------------------------------------     -------------------------------------------
Segment                                        2000                   1999                  2000                    1999
---------------------------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Personal Health Care                  $ 32,127      49.3%     $ 30,761      53.0%     $  89,492     43.4%     $  86,610     49.1%
Pool Products and Heating Systems       33,027      50.7%       27,265      47.0%       116,491     56.6%        89,878     50.9%
                                      ------------------      ------------------      ------------------      ------------------
Total Sales                           $ 65,154     100.0%     $ 58,026     100.0%     $ 205,983    100.0%     $ 176,488    100.0%
                                      ==================      ==================      ==================      ==================

RESULTS OF OPERATIONS

Consolidated Results of Operations

                                                              Three Months Ended                    Nine Months Ended
                                                                September 30,                         September 30,
                                                --------------------------------------   ---------------------------------------
                                                   2000          1999            %          2000           1999             %
--------------------------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
Sales                                           $   65,154      $  58,026        12.3%   $  205,983     $   176,488        16.7%
Gross profit                                    $   23,278      $  22,183         4.9%   $   72,704     $    67,872         7.1%
Operating profit                                $    3,498      $   3,327         5.1%   $   11,648     $    10,102        15.3%
Gross profit as a percentage of sales                 35.7%          38.2%                     35.3%           38.5%
Operating profit as a percentage of sales              5.4%           5.7%                      5.7%            5.7%
International sales as a percentage of sales          14.4%          19.9%                     17.2%           15.6%

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Sales for the three months ended September 30, 2000 were $65,154,000, representing an increase of 12.3 percent over the comparable period in 1999, primarily due to increased sales of pool products and heating systems. Sales related to Olympic Pool Accessories ("Olympic") in Canada, acquired in August 1999, accounted for $844,000 of the sales increase. Gross profit (sales less cost of sales) as a percentage of sales for the three months ended September 30, 2000 decreased to 35.7 percent compared with 38.2 percent for the three months ended September 30, 1999. This decrease is primarily due to a shift in product sales mix to lower margin pool products and heating systems, to increased insurance costs as an independent company subsequent to the spin-off and to lower prices for certain personal health care products in response to increased competitive pressures.

Operating profit (gross profit less selling expenses and general and administrative expenses) as a percentage of sales decreased to 5.4 percent for the three months ended September 30, 2000 from 5.7 percent for the three months ended September 30, 1999 primarily due to the decrease in the gross profit percentage and an increase in general and administrative expenses as a percentage of sales partially offset by a decrease in selling expenses as a percentage of sales. Other special expense items affecting operating profit in the quarter ended September 30, 1999 were $228,000 in expenses related to the closure of manufacturing facilities of which $116,000 was recorded as cost of sales and $112,000 as general and administrative expenses, $267,000 of expenses relating to workforce reductions in various administrative and engineering departments of which $115,000 was recorded as cost of sales and $152,000 as general and administrative expenses, and $128,000 of spin-off expenses.

Selling expenses as a percentage of sales were 17.0 percent in the three months ended September 30, 2000 as compared to 20.7 percent in the same period of 1999. The favorable trend in selling expenses resulted from leveraging fixed costs over a higher sales base and from the timing of expenses incurred in 2000 as compared to 1999.

General and administrative expenses as a percentage of sales for the three months ended September 30, 2000 increased to 13.3 percent as compared to 11.8 percent in the three months ended September 30, 1999. This increase is primarily due an increase in corporate expenses resulting from operating as an independent company subsequent to the spin-off from ATI. General and administrative expenses for the three months ended September 30, 1999 include a corporate allocation from ATI whereas general and administrative expenses for the three months ended September 30, 2000 include the actual corporate expenses incurred as an independent company. This increase was partially offset by the $392,000 in special expense items during the three months ended September 30, 1999 as described above.

Interest expense, which relates to borrowings under the Company's credit facilities and to the promissory note issued in connection with the acquisition of Olympic, was $741,000 for the three months ended September 30, 2000. The Company had no interest expense in the three months ended September 30, 1999 since the capital for the Company's operations was provided by ATI's net investment in the Company with no debt allocated to the Company.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Sales for the nine months ended September 30, 2000 were $205,983,000, representing an increase of 16.7 percent over the comparable period in 1999, primarily due to increased sales of pool products and heating systems. Sales related to Olympic accounted for $11,520,000 of the sales increase. Gross profit as a percentage of sales for the nine months ended September 30, 2000 decreased to 35.3 percent compared to 38.5 percent for the nine months ended September 30, 1999. This decrease is primarily due to a shift in product sales mix to lower margin pool products and heating systems, including sales of Olympic pool products with lower gross margins, to increased insurance costs as an independent company subsequent to the spin-off, to initial lower gross margins on recently introduced products and to lower prices for certain personal health care products in response to increased competitive pressures.

Operating profit (gross profit less selling expenses and general and administrative expenses) as a percentage of sales was consistent at 5.7 percent for the nine months ended September 30, 2000 and September 30, 1999. Operating profit for the nine months ended September 30, 2000 was also impacted by $705,000 in severance related to a workforce reduction of which $171,000 was recorded as cost of sales, $266,000 as selling expenses and $268,000 as general and administrative expenses. Other special expense items in the nine months ended September 30, 1999 affecting operating profits were $759,000 in expenses related to the closure of manufacturing facilities of which $258,000 was recorded as cost of sales and $501,000 as general and administrative expenses, $930,000 in bad debt expense, $532,000 of expenses relating to workforce reductions in various administrative and engineering departments and $285,000 of spin-off expenses.

Selling expenses as a percentage of sales were 17.2 percent in the nine months ended September 30, 2000 as compared to 20.1 percent in the same period of 1999. Selling expenses were relatively constant at $35,372,000 for the nine months ended September 30, 2000 as compared with $35,444,000 for the nine months ended September 30, 1999. The favorable trend in selling expenses resulted from leveraging fixed costs over a higher sales base and from the timing of expenses incurred in 2000 as compared to 1999, partially offset by the $266,000 in severance costs as discussed above.

General and administrative expenses as a percentage of sales for the nine months ended September 30, 2000 decreased to 12.5 percent as compared to 12.7 percent in the nine months ended September 30, 1999 primarily due to the special expense items in the nine months ended September 30, 1999 as discussed above. General and administrative expenses increased $3,358,000 to $25,684,000 for the nine months ended September 30, 2000 from $22,326,000 for the same period in 1999. The increase is due to additional expenses from Olympic and to an increase in corporate expenses resulting from operating as an independent company subsequent to the spin-off from ATI. General and administrative expenses for the nine months ended September 30, 1999 include a corporate allocation from ATI whereas general and administrative expenses for the nine months ended September 30, 2000 include the actual corporate expenses incurred as an independent company.

Interest expense was $2,885,000 for the nine months ended September 30, 2000. The Company had no interest expense in the nine months ended September 30, 1999 since the capital for the Company's operations was provided by ATI's net investment in the Company with no debt allocated to the Company.


PERSONAL HEALTH CARE

                                                           Three Months Ended                       Nine Months Ended
                                                              September 30,                            September 30,
                                                 -------------------------------------   -------------------------------------
                                                    2000          1999            %          2000          1999            %
------------------------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
Sales                                            $  32,127      $  30,761        4.4%    $  89,492      $  86,610         3.3%
Operating profit                                 $   2,598      $   3,047      (14.7)%   $   4,175      $   3,377        23.6%
Operating profit as a percentage of sales              8.1%           9.9%                     4.7%           3.9%
International sales as a percentage of sales          16.6%          26.7%                    18.6%          22.1%


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Sales in the Personal Health Care segment for the three months ended September 30, 2000 were $32,127,000, representing an increase of 4.4 percent over the comparable period in 1999. Increased showerhead sales, including sales of the new Misting Massage(TM) Showerhead, and increased oral health sales, including shipments of the new Water Pik(TM) Flosser, were partially offset by lower sales of water treatment products.

Operating profit as a percentage of sales decreased to 8.1 percent for the three months ended September 30, 2000 from 9.9 percent for the three months ended September 30, 1999. The decrease in the operating profit percentage is primarily due to increased insurance costs as an independent company subsequent to the spin-off, to lower prices for certain products in response to increased competitive pressures and to a change in product mix to lower-margin products partially offset by special expense items in the three months ended September 30, 1999 of $142,000 related to the closure of manufacturing facilities, $267,000 related to workforce reductions and $128,000 in spin-off costs.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Sales in the Personal Health Care segment for the nine months ended September 30, 2000 were $89,492,000, representing an increase of 3.3 percent over the comparable period in 1999. The growth in sales is due to increased showerhead and oral health sales partially offset by lower sales of water treatment products.

Operating profit as a percentage of sales increased to 4.7 percent for the nine months ended September 30, 2000 from 3.9 percent for the nine months ended September 30, 1999. This increase is primarily due to increased sales volume during the nine months ended September 30, 2000 as well as to special expense items in the nine months ended September 30, 1999 of $258,000 related to the closure of manufacturing facilities, $930,000 in bad debt expense, $532,000 related to workforce reductions and $285,000 of spin-off costs. These improvements were partially offset by increased insurance costs, initial lower gross margins on recently introduced products, lower prices for certain products in response to increased competitive pressures and $705,000 in special expenses for severance costs related to a workforce reduction.

POOL PRODUCTS AND HEATING SYSTEMS


                                                            Three Months Ended                      Nine Months Ended
                                                               September 30,                           September 30,
                                                 -------------------------------------    --------------------------------------
                                                    2000            1999           %         2000            1999            %
--------------------------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
Sales                                            $  33,027     $   27,265         21.1%   $  116,491      $  89,878        29.6%
Operating profit                                 $     900     $      280        221.4%   $    7,473      $   6,725        11.1%
Operating profit as a percentage of sales              2.7%           1.0%                       6.4%           7.5%
International sales as a percentage of sales          12.2%          12.1%                      16.2%           9.3%

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Sales in the Pool Products and Heating Systems segment were $33,027,000 during the three months ended September 30, 2000, an increase of $5,762,000 or 21.1 percent over the comparable period of 1999. The growth in sales was across the pool products and the heating systems product categories. Sales related to Olympic accounted for $844,000 of the sales increase.

Operating profit as a percentage of sales increased to 2.7 percent for the three months ended September 30, 2000 from 1.0 percent in the comparable period of 1999. This increase is due to a increase in the gross profit percentage, primarily due to savings from the consolidation of two manufacturing facilities in October 1999. Selling expenses as a percentage of sales improved in the three months ended September 30, 2000 as compared with the same period in 1999 as a result of leveraging fixed costs over a higher sales base. These improvements were partially offset by an increase in insurance costs and corporate expenses resulting from operating as an independent company subsequent to the spin-off.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Sales in the Pool Products and Heating Systems segment were $116,491,000 during the nine months ended September 30, 2000, an increase of $26,613,000 or 29.6 percent over the comparable period of 1999. The strong growth in sales was across the pool products and the heating systems product categories. Sales related to Olympic accounted for $11,520,000 of the sales increase.

Operating profit as a percentage of sales decreased to 6.4 percent for the nine months ended September 30, 2000 from 7.5 percent in the comparable period of 1999. This decrease is due to a decrease in the gross profit percentage, primarily as a result of the lower gross margin products at Olympic, which were partially offset by savings from consolidating manufacturing facilities in October 1999. Selling expenses as a percentage of sales improved in the nine months ended September 30, 2000 as compared with the same period in 1999 as a result of leveraging fixed costs over a higher sales base. General and administrative expenses as a percentage of sales increased over the same period due to increased insurance costs and corporate expenses experienced subsequent to the spin-off.


SEASONALITY

The Company's business is highly seasonal, with operating results varying from quarter to quarter. The Personal Health Care segment has historically experienced higher sales in the fourth quarter of each year due to stronger retail demand during the holiday season. However, in recent months a number of the Company's larger retail customers have reported that they anticipate a continued slowing in retail sales for the fourth quarter 2000 and have taken steps to more closely manage their inventories. The Pool Products and Heating Systems segment has historically experienced higher sales in the second and fourth quarters of each year as customers purchase such products in preparation for the cooler weather and in anticipation of the warm spring and summer months. In addition, as a result of the seasonality of sales, the Pool Products and Heating Systems segment permits customers to purchase pool products during the winter months with extended payment terms as is consistent with industry practice.

FINANCIAL CONDITION AND LIQUIDITY

The Company's principal capital requirements are to fund working capital needs and capital expenditures and to meet required debt payments. The Company anticipates that its operating cash flow, together with available borrowings under its credit facilities described below, will be sufficient to meet working capital requirements, capital expenditure requirements and principal and interest service requirements on its debt obligations for at least the next 12 months. However, all of the Company's planned product line extensions, new product development plans, capital expenditure programs and possible acquisitions cannot be achieved without additional capital. The Company is required to raise additional equity capital under the terms of the tax-free spin-off from ATI. Depending upon market conditions, the Company may also choose to issue additional stock or debt.

Cash and cash equivalents increased $49,000 from $1,514,000 at December 31, 1999 to $1,563,000 at September 30, 2000. Cash generated from operating activities of $14,787,000 during the nine months ended September 30, 2000 was used primarily to make $5,735,000 in capital expenditures and $761,000 in acquisitions and for $8,129,000 in repayments of borrowings under credit facilities.

Cash provided by operating activities for the nine months ended September 30, 1999 was $23,120,000 and was used to make $4,340,000 in capital expenditures and $2,500,000 in acquisitions and to make net advances to ATI of $16,196,000.

Working capital decreased to $38,780,000 at September 30, 2000 from $41,272,000 at December 31, 1999. The current ratio was relatively constant at 1.7 at September 30, 2000 as compared to 1.8 at December 31, 1999. The decrease in working capital at September 30, 2000 was primarily due to lower accounts receivable and deferred income tax asset balances as well as to higher accrued income tax and current portion of long-term debt balances. These effects were partially offset by a higher inventory balance. These fluctuations result primarily from the normal seasonality of the Company's operations.

The Company has a $60,000,000 revolving bank credit facility that expires in November 2004. Borrowings under the facility are limited to borrowing base calculations based upon eligible account receivable, inventory, real property and machinery and equipment balances. The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $5,000,000. At September 30, 2000, there was $23,042,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

The Company`s Canadian subsidiary has a CDN. $11,000,000 revolving bank line of credit facility, increasing by CDN. $1,000,000 for certain months of the year, a forward exchange contract facility of up to CDN. $2,000,000 and a letter of credit facility of up to CDN. $500,000. At September 30, 2000, the Company had CDN. $8,114,000 of borrowing availability remaining under the credit facility.

These credit facilities require the Company to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, dividend payments, consolidated net worth, interest coverage and the relationship of total consolidated indebtedness to earnings before interest, taxes, depreciation and amortization. A security interest in substantially all of the Company's assets was granted to the lenders under the credit agreements as collateral.

The Company currently anticipates that no cash dividends will be paid on Water Pik Technologies common stock in order to conserve cash for use in the Company's business, including new product development and possible future acquisitions. In addition, the terms of the Company's credit facilities prohibit the Company from paying dividends. The Company's Board of Directors will periodically re-evaluate the dividend policy taking into account operating results, capital needs, the terms of the credit facilities and other factors.

Prior to November 29, 1999, the Company participated in the general liability, product liability and workers'

GORDON L. ROGERS
compensation insurance programs sponsored by ATI. The Company has since entered into general liability, product liability and workers' compensation insurance programs of its own. Insurance coverage under these programs is subject to policy deductibles for which the Company is at risk for losses. In connection with the spin-off, the Company has agreed to indemnify ATI for losses attributable to its operations prior to the spin-off. Reserves have been established based upon existing and estimated claims and historical experience in settling such matters. The actual settlements of claims under these insurance programs may differ from estimated reserves, but the possible range of loss in excess of those accrued is not reasonably estimable. Based upon currently available information, management does not believe that settlement of insurance claims will have a material adverse effect on the Company's financial condition or liquidity.

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

The Tax Sharing and Indemnification Agreement between ATI and Water Pik Technologies provides that Water Pik Technologies will indemnify ATI and its agents and representatives for taxes imposed on, and other amounts paid by, them or ATI's stockholders if the Company takes actions or fails to take actions (such as completing the equity offering) that result in the spin-off not qualifying as a tax-free distribution. If any of the taxes or other amounts were to become payable by the Company, the payment could have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

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

PART II--OTHER INFORMATION


ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits -

                27.1    Financial Data Schedule

        (b)     Reports on Form 8-K -

                The Company has filed no reports on Form 8-K during the quarter ended September 30, 2000 and through the date of this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WATER PIK TECHNOLOGIES, INC.




Date:  November 14, 2000               By:  /s/   Michael P. Hoopis
                                          --------------------------------------
                                          Michael P. Hoopis
                                          President and Chief Executive Officer



Date:  November 14, 2000               By:  /s/  Victor C. Streufert
                                          --------------------------------------
                                          Victor C. Streufert
                                          Vice President Finance and Chief
                                          Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEXT

EXHIBIT
NUMBER                DESCRIPTION
------                -----------
27.1           Financial Data Schedule