Form 10-K
period 2000-12-31
WATER PIK TECHNOLOGIES INC
filed 2001-03-20
CIK 1094286

      FORM 10-K
--------------------------------------------------------------------------------

                        Securities and Exchange Commission Washington, D.C.
                        20549

                                               FORM 10-K

                        [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 2000

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

                                  Common Stock, $.01 par value        New York Stock Exchange
                                  Preferred Share Purchase Rights     New York Stock Exchange
                                  (Title of each class)               (Name of each exchange on which registered)

                        Securities registered pursuant to Section 12(g) of the
                        Act: None

                        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
                        past 90 days.  X _  Yes   _  No

                        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 2001 was approximately $97,668,000, based on the closing sale price of the Common Stock of $8.20 as reported by the New York Stock Exchange. Shares of voting stock known by the registrant to be beneficially owned by executive officers or directors of the registrant are not included in the computation; however, shares of voting stock reported to be beneficially owned by holders of 5 percent or more of the voting stock are included in the computation. The registrant has made no determination whether any such persons are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

                        The number of shares of Common Stock outstanding as of March 12, 2001 was 11,910,673 shares.

                        Documents incorporated by reference:

                        Part III of this Report incorporates by reference selected portions of the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders scheduled to be held on April 26, 2001, which will be filed by the Company within 120 days after December 31, 2000.

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

As used herein, references to the "Company" together with its consolidated subsidiaries include the historical results and activities of the business and operations transferred to the Company in the spin-off unless the context otherwise indicates.

Water Pik Technologies is a leader in the design, manufacturing and marketing of a broad range of well-recognized personal health care products and pool products and heating systems. Water Pik Technologies operates in two business segments -- Personal Health Care and Pool Products and Heating Systems.

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

An extensive distribution network allows the Company to distribute its products across various distribution channels to reach a greater number of consumers and distributors. The Company manufactures and distributes products principally through seven facilities located in the United States and Canada. Sales in fiscal years 2000, 1999 and 1998 were $296.1 million, $260.1 million, and $240.6 million, respectively.

INDUSTRY OVERVIEW
The Company believes that it can take advantage of current market and industry trends for the Personal Health Care segment and the Pool Products and Heating Systems segment, such as:

- demographic trends reflecting the aging of the U.S. population;
- an increased emphasis on a personal health care lifestyle;
- an increased emphasis on spending time at home or "cocooning"; and
- an increased use of the backyard for outdoor living, recreation and relaxation.

The U.S. population consists of approximately 77 million "baby boomers" ranging from 37 to 55 years of age. These consumers wish to remain active and seek personal health care products to maintain a high quality of life. Moreover, "baby boomers" typically have more discretionary income, which they are more likely to spend on home remodeling projects, including projects to improve their backyards, pools and spas. In addition, many consumers now view the backyard as an extension of their indoor living environment and are improving backyards as they would the interiors of their homes.

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

COMPETITIVE STRENGTHS
The Company is a strong competitor for the following reasons:

- Strong Brand Names. Over many years, the Company has developed an extensive portfolio of company-owned brand names. These strong brand names include the Water Pik(R) personal health care products, the Laars(R) pool and spa heaters and the Jandy(R) electronic controls, valves and water features. As consumers turn more and more to brand name merchandise to validate their product purchase decisions, the Company believes that its strong brand names will provide the platform for future growth and will enable the Company to expand its product offerings into new and existing product categories and channels of distribution.

- Reputation for Innovative Products. The Company has a strong history of innovative product development with both its Water Pik(R) personal health care products and its Laars(R) and Jandy(R) pool and water-heating products. The Company has developed and introduced many products which are considered the first of their kind and that resulted in the formation of new markets, such as: the Water Pik(R) Oral Irrigator; The Original Shower Massage(R) showerhead; the Instapure(R) end-of-faucet water filter; the Laars(R) swimming pool heater; the Jandy(R) automatic swimming pool cleaner; and the Jandy(R) AquaLink(R) electronic swimming pool control system. In response to changing consumer preferences, the Company continues to develop and introduce new and innovative products such as: The Flexible Shower Massage(TM); the Misting Massage(TM) showerheads; the Water Pik(TM) flosser; the Laars(R) (Hi-E) high efficiency swimming pool heater; and the Endurance(TM) modulating residential boiler. The Company has received numerous awards for its product design, innovation and quality.

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

BUSINESS STRATEGY
The Company's vision is to create a growth-oriented consumer products company that capitalizes on its well-recognized brand names and develops innovative products that provide outstanding value to its customers as follows:

- Accelerate Introduction of Innovative New Products. The Company intends to accelerate the development and introduction of new and innovative products to achieve its growth objectives. Its success in product development will continue to be driven by consumer needs, market trends and the vulnerability of its competitors. The Company intends to sharpen its focus on the regular development of new products and extensions to the existing product lines. These developments may range from significant new product functions or features to innovative design changes to satisfy changing consumer preferences. The Company intends to increase the flexibility of its design and manufacturing processes to enhance its ability to be responsive to consumer preferences and to enable it to introduce new products and product extensions with shorter development cycles than its competitors.

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

- Capitalize Upon Our Existing Distribution Channels. As the Company accelerates the introduction of innovative new products and broadens its product offerings, it will be able to rapidly offer these products to existing retail and wholesale distribution channels through its well-established distribution network. The Company believes that it can utilize all of its distribution channels to effectively distribute more of its product lines to allow the Company to reach a greater number of consumers and distributors. The Company believes that it also will have an opportunity to capitalize on its distribution strengths in specific product segments by cross-selling other products into those channels of distribution. For example, some Water Pik(R) products have the potential to be sold through wholesale and construction distribution channels that currently sell Laars(R) products.

- Utilize Our Proven Manufacturing Capabilities to Become a Lower Cost
Producer. The Company believes that it can more fully utilize proven manufacturing capabilities to add more value to its customers through continuous improvements in product quality, cost reductions and product delivery. The Company is in the process of fully integrating state-of-the-art production techniques throughout its business in order to reduce its total product cycle time and reduce its total product cost, using a "quality first" discipline in everything it does.

The Company also is in the process of integrating and streamlining its manufacturing capabilities and facilities when and where appropriate to lower its costs and improve delivery performance. The Company intends to continue to look for innovative ways to become a lower cost manufacturer, including outsourcing manufacturing to overseas suppliers. We believe that achieving world-class capabilities will provide us with a dynamic structure of high product quality, lower product cost and an efficient product delivery system as we strive to continuously exceed our customers' requirements.

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

The Company has no current or pending arrangements, understandings or agreements with respect to any significant potential acquisitions.

BUSINESS SEGMENTS

See Note 14 to the consolidated financial statements for financial information by reportable segment and by geographical area. Information related to business acquisitions is set forth in Note 13 to the consolidated and combined financial statements. See also Management's Discussion and Analysis of Financial Condition and Results of Operations.

PERSONAL HEALTH CARE

The Personal Health Care segment designs, manufactures and markets showerheads, oral health products and water filtration products, which are sold primarily under the Water Pik(R) brand name.

SHOWERHEADS. Through the development and production of pulsating showerheads, the Company became recognized as an industry leader for personal health care products. The Company developed The Original Shower Massage(R) product line, the first massaging showerhead. The Original Shower Massage(R) showerhead has been redesigned and refined as consumer preferences have changed. In 1997, the Company introduced the award winning Flexible Shower Massage(TM) showerhead that adjusts to a wide variety of positions and height settings. The Flexible Shower Massage(TM) showerhead received Good

Housekeeping magazine's "Good Buy" award for 1998; was named one of the "Best New Products" for 1998 by Today's Homeowner Magazine; and received the "Excellence in Design Award" from Appliance Manufacturer magazine in the "Personal Care/Portable Appliances" category.

The Company's showerhead products are marketed under the following product names:

SuperSaver(R) Showerheads
The Original Shower Massage(R) showerhead
The Adjustable Shower Massage Showerhead
The Flexible Shower Massage(TM) showerhead
Misting Massage(TM) showerhead
Water Massage Showerhead
Water Pik(R) shower filter

The Company continues to refine and develop innovations to The Original Shower Massage(R) product line, including the Misting Massage(TM) showerhead, which was introduced in June 1999, as well as the Water Massage pulsating shower and extensions such as the adjustable handle shower massage, which is ergonomically designed and easier to hold than other models.

ORAL HEALTH PRODUCTS. The Personal Health Care segment manufactures a complete line of consumer oral health care devices. In 1962, the Company developed and introduced the original Water Pik(R) oral irrigator. The oral health products are designed to reduce plaque, stains and gingivitis and many of the products are accepted by the American Dental Association. Products include personal and family Water Pik(R) dental systems, and the SenSonic(R) plaque removal instrument, an electronic toothbrush that generates 30,000 sonic brush strokes per minute. In February 2000, the Company introduced the Water Pik(TM) flosser, an automated dental product designed to make flossing easier and more convenient.

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

POOL PRODUCTS AND HEATING SYSTEMS

POOL AND SPA PRODUCTS. The Company is a leader in the design, manufacture and marketing of swimming pool and spa equipment, which is sold primarily under the Laars(R) and Jandy(R) brand names. The products include:

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

These products are marketed under the following brand names:

                      PRODUCT CATEGORY                                BRAND NAME
--------------------------------------------------------------------------------------
Pool Heaters                                                    Laars(R) Lite
                                                                Laars(R) LX
High-Efficiency Pool Heater                                     Laars(R) Hi-E2
Oil Pool Heater                                                 Laars(R) DP
Commercial Pool Heater                                          Laars(R) AP
Electronic Controls                                             Jandy(R) RS
Control Valves                                                  Jandy(R) Valve
Valve Actuator                                                  Jandy(R) JVA
Automatic Pool Cleaner                                          Jandy(R) RayVac
Water Features                                                  Jandy(R) Sheer
                                                                Descent(R), Aqua
                                                                Accents(R)
Pumps and Filters                                               Jandy(R) Pump
                                                                Jandy(R) Filter
Maintenance Equipment and Accessories                           Olympic (in Canada)
                                                                Water Pik(R)
                                                                Jandy(TM)

The Company is a leading manufacturer and marketer of swimming pool and spa heaters, including natural gas, propane and oil fired residential and commercial pool heaters. This segment manufactures both standard efficiency (82 percent) and high efficiency (95 percent) heaters. In late 1998, the Laars(R) LX heater was introduced with advanced technology polymer headers, graphic user interface controls with an alphanumeric display, fan-assisted combustion and modern European appliance styling. The Laars(R) LX heater is designed to enable the consumer to perform complete diagnostics, set precise pool and spa temperatures and easily switch from pool to spa mode.

In 1996, the Company acquired Jandy, one of the leading producers of electronic control systems, automatic valves, automatic cleaners and other water features for the swimming pool and spa industries. Jandy(R) electronic pool and spa controls are recognized as being some of the highest quality, most technologically advanced and innovative products in the pool and spa industry. Jandy(R) produces a wide array of electronic control systems ranging from basic systems which adjust only one or two functions to sophisticated systems that completely automate a pool, spa, lighting, water features and landscape features.

Jandy developed one of the first automatic pool cleaners, which is hydrodynamically propelled to quietly vacuum pools. In addition, Jandy manufactures valves and valve actuators which automate pool and spa plumbing to switch water circulation from pool to spa, control spa overflow, drain water and control fountains, waterfalls and other water features. Jandy(R) valves and valve actuators also are used by original equipment manufacturers for many automation applications.

The segment also offers a complete line of water features to enhance pool construction, which produces a range of water effects, including the Sheer Descent(R), Sheer Arc(TM), Sheer Curtain(TM) and Sheer Rain(TM) waterfalls; and the recently introduced Aqua Accents(TM).

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

The Company also provides sales and marketing services for Fiberstars, Inc. fiber optic lighting pool products under a marketing alliance entered into with Fiberstars, Inc. in August 2000.

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

                      PRODUCT CATEGORY                               BRAND NAME
------------------------------------------------------------------------------------
Commercial Boilers and Water Heaters                            Laars(R) Mighty
                                                                Therm(R)
                                                                Laars(R) Mighty Max
                                                                Laars(R) Mighty
                                                                Stack(R)
Residential Boiler                                              Laars(R) Mini-Therm
Residential Combination Boiler                                  Laars(R) Mini-
                                                                Combo(TM)
High-Efficiency Boilers                                         Laars(R) CB(R)
                                                                Laars(R) Summit(R)
                                                                Laars(R)
                                                                Endurance(TM)
Oil Boilers                                                     Laars(R) Max(TM)
                                                                Laars(R) Newport(TM)

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

SALES, MARKETING AND DISTRIBUTION
The Company sells its products using a combination of inside sales representatives, manufacturers' representatives and distributors. This provides a broad distribution network that allows the Company to efficiently distribute its products across a number of distribution channels to reach a greater number of consumers and distributors than many of its competitors.

International sales are primarily to Canada, Japan and Europe and accounted for 16 percent of the Company's total sales in 2000. Approximately one half of the Company's international sales were in Canada.

PERSONAL HEALTH CARE

The Original Shower Massage(R) product line is marketed to consumers through mass merchandisers and home centers such as Wal-Mart(R), K-Mart(R) and The Home Depot(R) stores.

Our Water Pik(R) and other consumer oral health products are marketed to consumers through mass merchandisers such as Wal-Mart(R), K-Mart(R) and Target(R) stores.

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

The Company's success depends on the ability to introduce innovative products before its competitors, and to design, manufacture and market a broad range of reliable products which incorporate technological innovations and satisfy current consumer trends. Among the most significant competitors are larger companies which have greater financial and technical resources than the Company does, including in personal health care products, companies such as The Gillette Company, which manufactures Braun(R) products; The Clorox Company, which manufactures Brita(R) products; and Procter & Gamble Co., after its 1999 acquisition of the manufacturer of PUR(R) products; and, in pool and water-heating products, companies such as Pentair Pool Products, which includes PacFab, Inc./East and United Dominion Industries, Ltd., whose subsidiary Weil-McLain manufactures boiler products.

RESEARCH AND PRODUCT DEVELOPMENT
The Company supports research and product development through both its marketing and engineering departments. The marketing team, together with outside consultants, researches both demographics and lifestyle trends to identify product concepts related to unmet consumer needs. Product concepts are then expressed in engineering prototypes in the first stage of new product development. Research continues as product concepts evolve through interaction with consumer focus groups. At any point in time, the Company generally has products in various stages of development. The Company's research and product development expenditures were approximately $8.1 million, $7.7 million and $7.7 million in 2000, 1999 and 1998, respectively.

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

MANUFACTURING AND MATERIALS
The Company's manufacturing operations consist of manufacturing finished products from components and subassemblies that the Company either produces or acquires from a wide range of vendors. Certain of the Company's products are manufactured by third-party original equipment manufacturers.

The Company utilizes two primary methods of fulfilling demand for products: building products to a demand forecast and building products to a customer order. In building products to a demand forecast, capabilities are employed to maximize manufacturing efficiencies by producing high volumes of basic product configurations. Building products to a customer order permits configuration of units to the particular specific customization requirements of the customer. Both methods are designed to generate cost efficiencies and high customer fill rates and on-time-delivery relating to just-in-time manufacturing, inventory management and distribution practices.

The Company believes that there are a sufficient number of suppliers for most of its raw materials, components and subassemblies. A small number of raw materials and components, however, are purchased from single sources due to technology, availability, price, quality or other considerations. Order lead times and cancellation requirements vary by supplier and component. Key components and processes currently obtained from single sources include certain of the Company's electrical components. In addition, new products to be introduced by the Company may initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for additional suppliers.

Like other participants in the manufacturing industry, the Company ordinarily acquires materials and components through a combination of blanket and scheduled purchase orders released to position the supplier to support the Company's requirements for periods averaging 90 to 180 days. From time to time the Company has experienced price increases and limited availability of certain components that are not available from multiple sources. At times, the Company has been constrained by raw materials and components availability in meeting product orders and future constraints could have an adverse effect on the Company's operating results. On occasion, the Company acquires raw materials and components inventory in anticipation of supply constraints. A restoration of raw materials and components availability and resulting decline in raw materials and components pricing more quickly than anticipated could have an adverse effect on the Company's operating results.

PATENTS AND TRADEMARKS
Water Pik Technologies holds a number of patents registered in the U.S., Canada and other countries. The Company also holds the exclusive rights with respect to certain technology included in its products. The Company relies primarily upon a combination of trademark, copyright, know-how, trade secrets, proprietary information, patents, licenses and contractual restrictions to protect its intellectual property rights. Management believes that such measures afford only limited protection and, accordingly, there can be no assurance that the steps taken to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or the independent development of similar technology by others. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or obtain and use information that the Company regards as proprietary.

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

BACKLOG
Backlog consists of firm orders for the Company's products that are generally shipped within the next year. Backlog was $11,302,000 and $16,797,000 as of December 31, 2000 and 1999, respectively.

EMPLOYEES
The Company's work force consists of approximately 1,700 employees. The Company is not a party to a collective bargaining agreement with respect to any of its employees. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS
Executive Officers of the Company as of March 2001 are as follows:

                 NAME, OFFICE AND POSITION                       AGE
----------------------------------------------------------------------
Michael P. Hoopis, President and Chief Executive Officer          50
Robert A. Shortt, Executive Vice President, Sales, Marketing
  and Business Development                                        39
Victor C. Streufert, Vice President, Finance, Chief
  Financial Officer and Treasurer                                 43
Richard P. Bisson, Vice President, Operations                     41
Robert J. Rasp, General Manager, Pool Products and Heating
  Systems                                                         42
Theresa Hope-Reese, Vice President, Human Resources               43
Richard D. Tipton, Vice President, General Counsel and
  Secretary                                                       44

Set forth below are the business backgrounds for the past five years of the executive officers of the Company:

Mike Hoopis has been President and Chief Executive Officer since August 1999, when the Company was incorporated in anticipation of the spin-off from Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated ("ATI"). From October 1998 to August 1999, Mr. Hoopis was President and Chief Executive Officer of the Consumer Products Division of ATI. Prior to that time, Mr. Hoopis was affiliated with The Black & Decker Corporation in various executive positions, including as President, Worldwide Household Products, and as Executive Vice President from 1996 to 1998; President, Price Pfister, Inc. from 1992 to 1996; President, Kwikset Corporation from 1991 to 1992; and Vice President of Manufacturing, U.S. Household Products from 1989 to 1991. Mr. Hoopis was President of the Stiffel Company from 1986 to 1989, and he held various marketing, manufacturing and engineering positions with other corporations. Mr. Hoopis is a Director of Doskocil Manufacturing Company, Inc., a manufacturer of a broad range of plastic and pet products, and Meade Instruments Corp., a designer and distributor of telescopes and related accessories.

Robert A. Shortt has been Executive Vice President, Sales, Marketing and Business Development of the Company since August 1999. From July 1999 to August 1999, Mr. Shortt was Vice President, Sales, Marketing and Business Development of the Consumer Products Division of ATI. From 1996 to 1999, Mr. Shortt was Vice President, Marketing and Merchandising of CSK Auto Corp., an automotive parts and accessories retailer. From 1995 to 1996, Mr. Shortt was Vice President, Marketing of Price Pfister, Inc., a division of The Black & Decker Corporation, and from 1990 to 1995, Mr. Shortt was Vice President of Kwikset Corporation, a division of The Black & Decker Corporation.

Victor C. Streufert has been Vice President, Finance, Chief Financial Officer and Treasurer of the Company since August 1999. From July 1999 to August 1999, Mr. Streufert was Vice President, Finance and Chief Financial Officer of the Consumer Products Division of ATI. Prior to that time, from 1996 to 1998, Mr. Streufert was Senior Vice President, Finance and Administration and Chief Financial Officer of National Telephone Communications, Inc. From 1995 to 1996, Mr. Streufert was Vice President, Finance and Chief Financial Officer of Pyxis Corporation, a health care technology and service company, and from 1989 to 1995, Mr. Streufert was Executive Vice President, Chief Financial Officer of American Health Properties Inc.

Richard P. Bisson has been Vice President, Operations of the Company since August 1999. From July 1999 to August 1999, Mr. Bisson was Vice President, Operations of the Consumer Products Division of ATI. From January 1999 to July 1999, Mr. Bisson was a Consultant to the Chairman and Chief Executive Officer of Eldor Corporation, a producer of transformers for consumer and automotive markets. From 1996 to January 1999, Mr. Bisson was Managing Director of Gilardoni S.p.A., a supplier of products, components and services in medical, security and non-destructive testing industries. From 1990 to 1996, Mr. Bisson held a variety of positions with Price Pfister, Inc., a division of The Black & Decker Corporation, including Director, Manufacturing and Director, Engineering Services.

Robert J. Rasp has been General Manager, Pool Products and Heating Systems of the Company since October 1999. Previously, he was President of Laars since 1996 and Vice President, Heating Systems of Laars from 1994 to 1996. Prior to 1994 Mr. Rasp held senior-level management positions with Carrier Corporation and York International Corporation.

Theresa Hope-Reese has been Vice President -- Human Resources since January 2000. From 1988 to 1999, Ms. Hope-Reese was Vice President -- Human Resources for Varco International, Inc. a manufacturer of oil field equipment. From 1984 to 1988, Ms. Hope-Reese was Regional Human Resources Manager for Getty Synthetic Fuels, a Division of Air Products and Chemicals, Inc. Prior to that she was Human Resources Manager at Data Point Corporation, a manufacturer of local area networks.

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

Executive officers of the Company are elected annually following the annual meeting of the shareholders.

FORWARD -- LOOKING STATEMENTS
This report contains disclosures that are forward-looking statements. All statements regarding Water Pik Technologies' expected future financial condition, results of operations, cash flows, dividends, financing plans, business strategy, budgets, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, benefits from new technology, plans and objectives of management for future operations and markets for stock are forward-looking statements. In addition, forward-looking statements include statements in which we use words such as "expect," "believe," "anticipate," "intend," or similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that such expectations will prove to have been correct and actual results may differ materially from those reflected in the forward-looking statements. Water Pik Technologies does not have an intention or obligation to update forward-looking statements, even if new information, future events or other circumstances make them incorrect or misleading.

Factors that could cause our actual results to differ from the expectations reflected in the forward-looking statements in this document include the following:

WE MAY BE UNABLE TO SUCCESSFULLY ENHANCE OUR EXISTING PRODUCTS AND DEVELOP AND MARKET ENHANCED OR NEW PRODUCTS IN A TIMELY AND COST-EFFECTIVE MANNER.
Our growth and future success will depend upon our ability to enhance our existing products and to develop and market enhanced or new products in a timely and cost effective manner. We may not be successful in developing or marketing enhanced or new products, and the market may not accept our products. The resulting level of sales of any of our enhanced or new products may not justify the costs associated with their development and marketing. In addition, certain new products, such as the Company's products under development that incorporate ozone-generation technology, require greater testing and governmental agency regulatory approvals than the Company's existing product lines. Such testing and approval processes are designed to determine whether a new product is safe and effective. The process of developing data to support product effectiveness claims and/or applications for regulatory approval is costly and may not ultimately prove to be successful.

WE MAY NOT HAVE SUFFICIENT CAPITAL RESOURCES TO FUND PLANNED PRODUCT LINE EXTENSIONS, NEW PRODUCT DEVELOPMENT, CAPITAL EXPENDITURES AND POSSIBLE ACQUISITIONS.
We cannot satisfy all of our planned product line extensions, new product development plans, capital expenditure programs and possible acquisitions without additional capital. We believe that our working capital and general financing requirements for our existing business can be satisfied from the anticipated cash flow from operations and available borrowings under our credit facilities. In January 2001, we completed a $15 million private placement of Company equity securities. The private placement satisfies the conditions of the July 2000 Internal Revenue Service ruling which required the Company to raise $15 million by April 30, 2001.

Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including investor perceptions of us, our business and the industries in which we operate, and general economic and market conditions. We may be unable to successfully raise needed capital and the amount of net proceeds that will be available to us may not be sufficient to meet our needs. Even if we are successful in raising capital, it may not be on favorable terms. Failure to successfully raise needed capital on a timely basis or to obtain any needed additional financing on favorable terms could have a material adverse effect on our business, results of operations and financial condition.

THE FAILURE OF OUR GROWTH STRATEGY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.
As part of our growth strategy, we plan to:

- develop high quality, lower cost manufacturing capabilities;
- pursue product line extensions for existing categories and enhance existing products;
- expand into new channels of distribution with existing products;
- develop a self-sustaining product development process; and
- seek complementary acquisitions and alliances to enhance our market presence.

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

WELL-FINANCED COMPETITORS COULD ATTEMPT TO CAPTURE OUR MARKET SHARE.
The markets in which we operate are highly competitive. We compete with domestic and international companies. Among our most significant competitors are larger companies which have greater financial and technical resources than we do, including in personal health care products companies such as The Gillette Company, which manufactures Braun(R) products, The Clorox Company, which manufactures Brita(R) products, and Procter & Gamble Co., after its 1999 acquisition of the manufacturer of PUR(R) products; and, in pool and water-heating products, companies such as Pentair Pool Products, which includes PacFab, Inc./ East and United Dominion Industries, Ltd., whose subsidiary Weil-McLain manufactures boiler products. Because these companies have greater financial and technical resources than we do, they may be willing to commit significant resources to protect their own market shares or to capture market share from us. As a result, we may need to incur greater costs than previously incurred for trade and consumer promotions and advertising to preserve or improve market share, to introduce and establish new products and line extensions and to enhance existing products. At the same time, we may need to undertake additional production-related cost-cutting measures to enable us to respond to competitors' price reductions and marketing efforts without reducing our margins. We cannot assure you that we will be able to make such additional expenditures or implement such cost-cutting measures or that, if made or implemented, they will be effective.

WE ARE DEPENDENT ON CERTAIN KEY CUSTOMERS AND THE GENERAL RETAIL ENVIRONMENT. Our top ten customers, including the effects of acquisitions as described below, accounted for 37 and 33 percent of our net sales in 2000 and 1999, respectively. SCP Pool Corporation, including Superior Pool Products acquired by SCP in July 2000 and Hughes Supply, Inc. acquired by SCP in January 2001, and Wal-Mart Stores Inc. were our largest customers, accounting for 14.1 percent and 5.9 percent, respectively, of our net sales in 2000 and 13.1 percent and 7.4 percent, respectively, of our net sales in 1999.

We face pricing pressures from our trade customers. Because of the highly competitive retail environment, retailers have increasingly sought to reduce inventory levels and obtain pricing concessions from vendors. From time to time, we may need to reduce the prices for some of our products to respond to competitive and consumer pressures. We are also subject to the risk that high-volume customers could seek alternative pricing concessions or better trade terms. The loss of, or a substantial decrease in, the volume of purchases by SCP Pool Corporation or Wal-Mart Stores Inc. or any of our other top customers could have a material adverse effect on our business, results of operations and financial condition.

Our performance also is dependent upon the general health of the retail environment. Changes in that environment and the financial difficulties of retailers could have a material adverse effect on our business, results of operations and financial condition.

ACQUISITIONS INVOLVE INHERENT RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.
Our growth strategy includes acquisitions of existing businesses and product lines. Acquisitions involve various inherent risks, such as:

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

OUR BUSINESS IS HIGHLY SEASONAL WHICH MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.
Our business is highly seasonal, with operating results varying from quarter to quarter. Our Personal Health Care segment has historically experienced higher sales in the fourth quarter of each year due to stronger retail demand during the holiday season. The Pool Products and Heating Systems segment has historically experienced higher sales in the second and fourth quarters of each year as customers purchase such products in preparation for the cooler weather and in anticipation of the warm spring and summer months. In addition, as a result of the seasonality of sales, the Pool Products and Heating Systems segment offers incentive programs and extended payments terms to encourage pool product customers to purchase products during the winter months, as is consistent with industry practice. This increases the risk that our customers will build-up excess inventory in response to purchase incentives. In addition, seasonality increases the risk of having insufficient cash to invest in product development at critical times. Poor weather can also have a material adverse impact on sales of pool products.

WE ARE SUBJECT TO THE RISKS ASSOCIATED WITH INTERNATIONAL SALES.
During 2000, international sales accounted for approximately 16 percent of our total sales, of which approximately 50 percent were sales made in Canada. We anticipate that future international sales will increase and may account for a more significant percentage of our sales. Risks associated with such increased international sales include:

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

In addition, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. Laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future.

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

FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD REDUCE OUR COMPETITIVENESS. Our intellectual property rights are important to our business because they protect our investment in valuable research and development incorporated in our patents and goodwill we build up in our trademarks. We rely primarily upon a combination of trademark, copyright, know-how, trade secrets, proprietary information, patent and contractual restrictions to protect our intellectual property rights. We believe that such measures afford only limited protection and, accordingly, we cannot assure you that the steps taken by us to protect these intellectual property rights will be adequate to prevent misappropriation of our technology or the independent development of similar technology by others. The costs associated with protecting our intellectual property rights, including litigation costs, may be material. We also cannot be sure that we will be able to successfully assert our intellectual property rights or that these rights will not be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our products are sold do not protect our intellectual property rights to the same extent as the laws of the United States. A failure by us or our inability to protect our intellectual property rights, and a successful intellectual property challenge or infringement proceeding against us, could make us less competitive and have a material adverse effect on our business, operating results and financial condition.

FAILURE OF REPRESENTATIONS AND ASSUMPTIONS UNDERLYING THE IRS TAX RULING COULD CAUSE THE SPIN-OFF NOT TO BE TAX-FREE TO ATI OR TO ATI'S STOCKHOLDERS AND MAY REQUIRE US TO INDEMNIFY ATI.
While the tax ruling relating to the qualification of the spin-off as a tax-free distribution within the meaning of Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"), generally is binding on the IRS, the continuing validity of the tax ruling is subject to certain factual representations and assumptions. The Company is not aware of any facts or circumstances that would cause such representations and assumptions to become untrue.

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

The Tax Sharing and Indemnification Agreement between ATI and us also provides that we will be responsible for any taxes imposed on and other amounts paid by ATI, its agents and representatives and its stockholders as a result of the failure of the spin-off to qualify as a tax-free distribution within the meaning of Section 355 of the Code if the failure or disqualification is caused by certain post-spin-off actions by or with respect to us (including our subsidiaries) or our stockholders. For example, the acquisition of Water Pik Technologies by a third party during the two-year period following the spin-off could cause such a failure or disqualification. If any of the taxes or other amounts described above were to become payable by us, the payment could have a material adverse effect on our business, results of operations, financial position, and cash flow and could exceed our net worth by a substantial amount. See also Note 11 to our Financial Statements entitled "Commitments and Contingencies."

 ITEM 2   PROPERTIES

MANUFACTURING AND FACILITIES
The Company's principal manufacturing and distribution facilities as of March 12, 2001 are listed below. Five of the eight facilities are owned and, of those owned, the facilities located in the U.S. are pledged as collateral for a credit facility. Although the facilities vary in terms of age and condition, management believes that these facilities have been well maintained. Each of the manufacturing facilities conducts manufacturing operations in a relatively autonomous manner, supported by its own manufacturing and assembly area, quality assurance department, and other support functions. The Company has instituted quality assurance programs to provide that its products comply with the Consumer Products Safety Act and other similar laws. The Company's Moorpark, California and Rochester, New Hampshire facilities are ISO 9002 certified and the Fort Collins and Loveland, Colorado facilities are ISO 9001 certified.

                                                                                                 SQUARE FOOTAGE
      FACILITY LOCATION                              PRINCIPAL USE                               (OWNED/LEASED)
-------------------------------------------------------------------------------------------------------------------
Fort Collins, Colorado         Manufacturing of oral health products.                        250,000 (owned)
Loveland, Colorado             Manufacturing of showerheads, water filtration products,      136,000 (owned)
                               and oral health products.
Montreal, Canada (2            Manufacturing and distribution of pool and spa                55,000 (leased)
  buildings)                   accessories, including cleaning and maintenance supplies,     47,000 (leased)
                               white goods, ladders, solar reels, floating lounges, pool
                               toys and games.
Moorpark, California           Manufacturing and distribution of pool and spa heaters,       200,000 (owned)
                               pool pumps and filters, valves, actuators, electronic
                               controls, automated cleaners, fiber optic lighting,
                               boilers and water heaters.
Oakville, Canada               Distribution of Laars(R) products.                            40,000 (owned)
Petaluma, California           Sales, marketing and customer service for pool products.      21,000 (leased)
Rochester, New Hampshire       Manufacturing of commercial boilers, waterheaters, pool       80,000 (owned)
                               heaters and Trianco products.
Scarborough, Canada            Sales, marketing, customer service, warehousing and           30,000 (leased)
                               distribution of Water Pik(R) Products.

The Company's executive offices are located in Newport Beach, California and are leased from a third party. The facility in Petaluma, California was leased from a third party in November 1999 to accommodate the sales, marketing and customer service staff for our pool products business when the facility in Novato, California was vacated in April 2000. The Novato, California facility was also utilized for manufacturing until January 2000. The Company's facilities are modern and sufficient to carry on current activities.

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

 ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

PART II

 ITEM 5   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

PRICE RANGE OF COMMON STOCK
The Company's common stock is listed on the New York Stock Exchange and trades under the symbol "PIK". The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by the New York Stock Exchange.

                                                              HIGH      LOW
                                                              -----    -----
2000
  First Quarter                                               $9.63    $6.56
  Second Quarter                                               8.25     6.00
  Third Quarter                                                9.69     5.88
  Fourth Quarter                                               9.69     5.75
1999
  Fourth Quarter (from November 29, 1999)                      9.75     6.75

On March 12, 2001, the closing sale price of our common stock as reported by the New York Stock Exchange was $8.20 per share. As of March 12, 2001, there were approximately 4,814 holders of record of the common stock.

DIVIDEND POLICY
To date, the Company has paid no cash dividends to its stockholders. The Company has no plans to pay dividends on its common stock in order to conserve cash for use in its business. In addition, the terms of the Company's credit facilities prohibit it from paying dividends.

RECENT SALES OF UNREGISTERED SECURITIES
On January 3, 2001, the Company sold 1,973,685 shares of common stock at $7.60 per share to two investment funds managed by Special Value Investment Management, LLC in a private placement. Proceeds from the offering in the amount of $15,000,006, net of $1,334,000 in offering costs, are to be used to fund new product development activities and to further develop lower cost manufacturing capabilities. The shares of common stock were issued to the investment funds in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company has the obligation to register these shares, plus an additional 386,800 shares of common stock that the purchasers owned prior to the offering, under the Securities Act and pay certain registration expenses at the request of the purchasers subsequent to January 3, 2002.

 ITEM 6   SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FINANCIAL DATA
The following table summarizes certain selected consolidated financial data for Water Pik Technologies. The income statement data for each of the five years ended December 31, 2000, 1999, 1998, 1997 and 1996 and the balance sheet data at December 31, 2000, 1999, 1998 and 1997 set forth below are derived from audited consolidated financial statements of Water Pik Technologies. The balance sheet data at December 31, 1996 set forth below is derived from unaudited consolidated financial statements of Water Pik Technologies. Certain amounts reported in previous years have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on reported results of operations or stockholders' equity.

                                                                 YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------
                                           2000            1999            1998            1997            1996
------------------------------------------------------------------------------------------------------------------
                                                            (in thousands, except for share and per share amounts)
CONSOLIDATED STATEMENT OF INCOME DATA:
Sales                                   $  296,053      $  260,133      $  240,562      $  246,443      $  218,571
Costs and expenses:
  Cost of sales                            193,768         161,155         144,318         144,068         137,030
  Selling expenses                          48,441          48,721          49,830          44,740          43,112
  General and administrative expenses       33,888          31,053          27,382          29,251          26,119
                                        ----------      ----------      ----------      ----------      ----------
                                           276,097         240,929         221,530         218,059         206,261
                                        ----------      ----------      ----------      ----------      ----------
Income before other income and
  expenses                                  19,956          19,204          19,032          28,384          12,310
Interest expense                             3,899             582              --              --              --
Other income                                  (302)           (198)           (126)           (532)             (7)
                                        ----------      ----------      ----------      ----------      ----------
Income before income taxes                  16,359          18,820          19,158          28,916          12,317
Provision for income taxes                   6,156           7,766           7,663          11,364           4,964
                                        ----------      ----------      ----------      ----------      ----------
Net income                              $   10,203      $   11,054      $   11,495      $   17,552      $    7,353
                                        ==========      ==========      ==========      ==========      ==========
Net income per common share -- basic
  and diluted                           $     1.05      $     1.15      $     1.17      $     1.79      $     0.77
                                        ==========      ==========      ==========      ==========      ==========
Average weighted common shares
  outstanding -- basic                   9,685,719       9,587,291       9,837,534       9,830,038       9,561,061
Average weighted common shares
  outstanding -- diluted                 9,722,996       9,594,330       9,838,465       9,831,222       9,561,754

CONSOLIDATED BALANCE SHEET DATA:

Working capital                         $   46,488      $   41,272      $   35,778      $   39,057      $   41,914
Total assets                            $  173,196      $  159,631      $  126,700      $  118,901      $  117,589
Long-term debt, less current portion    $   36,995      $   39,883      $       --      $       --      $       --
Stockholders' equity                    $   66,747      $   56,690      $   88,822      $   80,653      $   85,335

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

The historical selected consolidated financial data for the period prior to the spin-off is not necessarily indicative of the results of operations or financial position that would have occurred if the Company had been a separate, independent public company during the periods presented, nor are they indicative of its future performance. Such historical data should be read in conjunction with the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" and its consolidated financial statements and the related notes.

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

OVERVIEW OF BUSINESS
Water Pik Technologies is a leader in the design, manufacturing and marketing of a broad range of well-recognized personal health care products and pool and water-heating products. The Company operates in two business segments: Personal Health Care and Pool Products and Heating Systems. The Personal Health Care segment designs, manufactures and markets personal health care products, including showerheads, oral health products and water filtration products, and professional dental products. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, electronic controls, valves, water features and residential and commercial water-heating systems.

Total sales of our two segments for years ended December 31, 2000, 1999 and 1998 are summarized below:

                                                               YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------
               SEGMENT                         2000                      1999                      1998
---------------------------------------------------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
Personal Health Care                   $124,509       42.1%      $124,126       47.7%      $125,926       52.3%
Pool Products and Heating Systems       171,544       57.9%       136,007       52.3%       114,636       47.7%
                                       --------                  --------                  --------
Total Sales                            $296,053      100.0%      $260,133      100.0%      $240,562      100.0%
                                       ========                  ========                  ========

The financial information in the Company's financial statements for periods prior to the spin-off from ATI is not necessarily indicative of results of operations, financial condition and cash flows that would have occurred if the Company had been a separate, independent public company during the periods presented nor is it indicative of our future results. On an historical basis prior to November 29, 1999, the capital for the Company's operations was provided by ATI's net investment in the Company, with no debt allocated to the Company. Accordingly, the historical financial statements prior to November 29, 1999 reflect no interest income or interest expense. Prior to the spin-off, ATI established a five-year $60,000,000 revolving credit facility, and $34,000,000 of borrowings under the facility were used by ATI prior to the spin-off to repay certain of its debt obligations. In connection with the spin-off, the Company assumed this credit facility, including the repayment obligations for ATI's $34,000,000 of borrowings. Following the spin-off, up to $26,000,000 of borrowing availability remained under the credit facility, subject to the borrowing base limitations under the facility. The amount of ATI indebtedness assumed by the Company under the new credit agreement was determined by reference to (i) historical levels of ATI consolidated indebtedness relative to the expected market capitalization of ATI and the Company and (ii) the level of debt and debt service capacity of the Company, as well as its ability to finance working capital requirements through a combination of operating cash flow and revolving credit borrowings. The historical consolidated financial statements prior to November 29, 1999 included herein do not reflect any changes that occurred in the capitalization or results of operations of the Company as a result of, or after, the spin-off.

In September 2000, The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus states that all amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue and that such amounts cannot be netted against the related shipping costs. The Company has historically reported certain outbound shipping costs net of shipping revenues in sales. In accordance with EITF 00-10, the Company implemented the consensus in the fourth quarter of 2000 with retroactive application to all periods presented. As such, sales and cost of sales for all prior periods have been increased to reflect the reclassification of shipping costs from sales to cost of sales. These reclassifications had no effect on reported gross profit or results of operations.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------
                                               2000         % CHANGE         1999         % CHANGE         1998
------------------------------------------------------------------------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS)
Sales                                        $296,053        13.8%         $260,133         8.1%         $ 240,562
Gross profit                                 $102,285         3.3%         $ 98,978         2.8%         $  96,244
Operating profit                             $ 19,956         3.9%         $ 19,204         0.9%         $  19,032
Gross profit as a percentage of sales            34.5%                         38.0%                          40.0%
Operating profit as a percentage of sales         6.7%                          7.4%                           7.9%
International sales as a percentage of
  sales                                          16.4%                         14.0%                          15.6%

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999
Sales for 2000 were $296,053,000, representing an increase of 13.8 percent over 1999 due to increased sales of pool products and water-heating systems. Sales by Olympic, acquired in August 1999, amounted to $14,351,000 in 2000 versus $1,758,000 in 1999. Gross profit (sales less cost of sales) as a percentage of sales for 2000 decreased to 34.5 percent compared with 38.0 percent for 1999 primarily due to the shift in product sales mix to lower margin pool products and heating systems, including sales of Olympic pool products with lower gross margins. Gross profit was also impacted by increased insurance costs as an independent company subsequent to the spin-off from ATI, initial lower gross margins on recently introduced products and lower prices for certain personal health care products in response to increased competitive pressure.

Operating profit (gross profit less selling expenses and general and administrative expenses) as a percentage of sales decreased to 6.7 percent in 2000 from 7.4 percent in 1999. This decrease in operating profit was primarily due to the decrease in gross profit percentage described above partially offset by improvements in selling expense and general and administrative expense as a percentage of sales. Operating profit in 2000 was also reduced by $857,000 in severance costs related to a workforce reduction of which $164,000 was classified as cost of sales, $223,000 as selling expense and $470,000 as general and administrative expense. Other items in 1999 reducing operating profit were $996,000 of expenses related to the closing of three manufacturing facilities, of which $258,000 was recorded as cost of sales and $738,000 was recorded as general and administrative expenses, $930,000 of unusual general and administrative expenses associated with bad debts of several major retail customers, $532,000 of expenses relating to workforce reductions in various administrative and engineering departments and $285,000 of spin-off expenses. The costs related to the closure of manufacturing facilities and workforce reductions are the result of the Company's continuous cost-reduction and cost-containment initiatives.

Selling expenses as a percentage of sales decreased to 16.4 percent in 2000 as compared with 18.7 percent in 1999. Selling expenses were relatively constant at $48,441,000 in 2000 compared to $48,721,000 in 1999. The favorable trend in selling expenses resulted from leveraging fixed costs over a higher sales base and a decrease in marketing and advertising expenses in 2000 as compared with 1999.

General and administrative expenses as a percentage of sales decreased to 11.4 percent in 2000 from 11.9 percent in 1999 primarily due to the special expense items as discussed above. General and administrative expenses increased to $33,888,000 in 2000 from $31,053,000 in 1999. The increase is due to a full year of expenses from Olympic compared with five months in 1999 and to an increase in corporate expenses resulting from operating as an independent company subsequent to the spin-off from ATI. These increases were partially offset by savings resulting from reorganizations and workforce reductions in both 1999 and 2000. General and administrative expenses for the first 11 months of 1999 include a corporate allocation from ATI whereas general and administrative expenses subsequent to November 29, 1999 include actual corporate expenses incurred as an independent company.

Interest expense was $3,899,000 in 2000 compared with $582,000 in 1999. Prior to the spin-off on November 29, 1999, the Company had no interest expense since the capital for the Company's operations was provided by ATI's net investment in the Company with no debt allocated to the Company. Effective with the date of the spin-off through December 31, 2000, the Company has had outstanding borrowings under its credit facilities. In addition, the Company issued an 8 percent promissory note in connection with its acquisition of Olympic in July 1999. The first installment representing half of the principal was paid on November 15, 2000.

The effective income tax rate was 37.6 percent for 2000 as compared with 41.3 percent for 1999. The effective income tax rate in 2000 was reduced from the 1999 rate due to the use of a more favorable apportionment method for state income taxes and by the identification and utilization of state tax credits and research and development credits not utilized in prior years.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998
Sales for 1999 were $260,133,000, representing an increase of 8.1 percent over 1998 due to increased sales of pool products and water-heating systems. The acquisition of Olympic in 1999 contributed sales of $1,758,000 or 0.7 percent of 1999 sales. Gross profit as a percentage of sales for 1999 decreased to 38.0 percent compared with 40.0 percent for 1998 primarily due to a shift in product sales mix to lower margin pool products and heating systems and to lower prices for personal health care products in response to competitive pressure.

Operating profit as a percentage of sales decreased to 7.4 percent in 1999 from
7.9 percent in 1998. Selling expenses as a percentage of sales were 18.7 percent in 1999 compared with 20.7 percent in 1998. The favorable trend in selling expenses resulted from leveraging fixed costs over a higher sales base. General and administrative expenses as a percentage of sales for 1999 were higher at
11.9 percent compared with 11.4 percent in 1998 and include a corporate allocation from the former parent company of Water Pik Technologies for the first 11 months of 1999 and all of 1998. Operations subsequent to November 29, 1999 include actual corporate expenses incurred.

Other items in 1999 affecting operating profit were $1,293,000 of seasonal losses from Olympic, $996,000 of expenses related to the closing of three manufacturing facilities of which $258,000 was recorded as cost of sales and $738,000 was recorded as general and administrative expenses, $930,000 of unusual general and administrative expenses associated with bad debts of several major retail customers, $532,000 of expenses relating to workforce reductions in various administrative and engineering departments and $285,000 of spin-off expenses. The costs related to the closure of manufacturing facilities and workforce reductions are resulting from the Company's continuous cost-reduction and cost-containment initiatives.

Interest expense for 1999 was $582,000. Effective with the date of the spin-off through December 31, 1999, the Company had outstanding borrowing under its credit facilities. In addition, the Company issued an 8 percent promissory note in connection with its acquisition of Olympic in July 1999. The Company had no interest expense in 1998 since the capital for the Company's operations was provided by ATI's net investment in the Company with no debt allocated to the Company.

The effective income tax rate was 41.3 percent for 1999 as compared with 40.0 percent for 1998. The increase primarily related to higher estimated state income taxes.

PERSONAL HEALTH CARE

                                                                    YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------
                                             ---------------------------------------------------------------------
                                               2000         % CHANGE         1999         % CHANGE         1998
------------------------------------------------------------------------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS)
Sales                                        $124,509          0.3%        $124,126         (1.4)%       $ 125,926
Operating profit                             $  7,141        (10.5)%       $  7,982        (15.3)%       $   9,426
Operating profit as a percentage of sales         5.7%                          6.4%                           7.5%
International sales as a percentage of
  sales                                          18.6%                         18.7%                          20.5%

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999
Sales in the Personal Health Care segment for 2000 were $124,509,000, representing an increase of 0.3 percent over 1999. The nominal growth in sales is due to increased oral health sales, including shipments of the new Water Pik(TM) flosser, partially offset by lower sales of water treatment products and showerheads. Additionally, sales in the fourth quarter, typically the strongest season of the year, decreased 6.7 percent from 1999 to 2000 reflecting the difficult U.S. retail environment.

Operating profit as a percentage of sales decreased to 5.7 percent in 2000 from
6.4 percent in 1999. This decrease is primarily due to a change in product mix to lower margin products and lower prices on certain products due to increased competitive market pressures. These effects were largely offset by decreased selling and general and administrative expenses as a percentage of sales in 2000 compared to 1999 resulting from the reorganizations and staff reductions in 2000 and 1999, as well as to special expense items in 1999 of $258,000 related to the closure of manufacturing facilities, $930,000 in bad debt expense, $532,000 related to workforce reductions and $285,000 of spin-off costs.

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

Operating profit decreased $1,444,000 to $7,982,000 in 1999 compared to $9,426,000 in 1998. Operating profit was negatively impacted by higher tooling amortization expense associated with increased new product development initiatives. Operating profit in 1999 was also negatively impacted by unusual expenses of $930,000 associated with bad debts of several major retail customers, and $1,075,000 of expenses related to the closure of a manufacturing facility, workforce reductions and non-recurring spin-off costs. These unusual expenses were offset by a decrease in selling and marketing expenses of $3,101,000 from 1998 to 1999. Selling and marketing expenses for 1999 declined compared to the prior year primarily due to the reorganization and streamlining of operations during this period.

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

POOL PRODUCTS AND HEATING SYSTEMS

                                                                    YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------
                                                2000         % CHANGE         1999         % CHANGE         1998
------------------------------------------------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
Sales                                         $171,544       26.1%          $136,007       18.6%          $114,636
Operating profit                              $ 12,815       14.2%          $ 11,222       16.8%          $  9,606
Operating profit as a percentage of sales          7.5%                          8.3%                          8.4%
International sales as a percentage of sales      14.8%                          9.8%                         10.3%

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999
Sales in the Pool Products and Heating Systems segment were $171,544,000 in 2000, an increase of $35,537,000 or 26.1 percent over 1999. The strong growth in sales was across the pool products and heating systems product categories with especially strong growth in pool and spa heaters and Jandy(TM) electronics. Sales related to Olympic, acquired in August 1999, accounted for $12,593,000 of the increase.

Operating profit as a percentage of sales decreased to 7.5 percent in 2000 from
8.3 percent in 1999. This decrease is due to a decrease in the gross profit percentage resulting primarily from the lower gross margin products at Olympic, partially offset by savings from consolidating manufacturing facilities in October 1999. Selling expenses as a percentage of sales improved in 2000 compared to 1999 as a result of leveraging fixed costs over a higher sales base. General and administrative expenses as a percentage of sales were consistent in 2000 and 1999. The increase in sales absorbed the impact of increased insurance costs and corporate expenses experienced subsequent to the spin-off.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998
Sales of our Pool Products and Heating Systems segment increased 18.6 percent in 1999 compared to 1998. Pool products sales increased 22.3 percent due to strong pool equipment and heater sales. Sales of Olympic were $1,758,000 in 1999. Water-heating product sales increased 9.6 percent due mainly to the acquisition of Trianco in August 1998. Sales of water-heating products, excluding Trianco products, decreased 3.0 percent due largely to the plant closure process which caused a product shortage for several months, an increase in the sales backlog and the loss of certain seasonal re-orders in the fourth quarter.

Operating profit increased 16.8 percent in 1999 as compared to 1998. The increase in operating profit was primarily due to increased sales volume, offset by expenses of $738,000 related to the closing of two manufacturing facilities and seasonal losses of $1,293,000 of newly acquired Olympic.

The Pool Products and Heating Systems segment incurred plant closure costs of $738,000 in 1999, all of which were recorded in general and administrative expenses, related to the closures of the Randolph, Massachusetts facility and the Novato, California facility. The Randolph facility was closed in October 1999 and the closure of the Novato facility was completed in April 2000. The production capabilities of these two facilities have been relocated to other facilities in order to achieve cost savings and improve manufacturing efficiencies. The plant closure costs consisted of severance costs of $263,000, equipment move and production line setup costs of $150,000, and plant clean-up and other costs of $325,000. At December 31, 1999, there was a reserve of $236,000 primarily for the unpaid portion of severance expenses, remaining from the plant closures. These amounts were paid in 2000.

FINANCIAL CONDITION AND LIQUIDITY
Our principal capital requirements are to fund working capital needs and capital expenditures and to meet required debt payments. We anticipate that our operating cash flow, together with available borrowings under our credit facilities described below, will be sufficient to meet our working capital requirements, capital expenditure requirements and interest service requirements on our debt obligations for at least the next 12 months. On January 3, 2001, the Company sold 1,973,685 shares of its common stock at $7.60 per share to two investment funds managed by Special Value Investment Management in a private placement. Proceeds from the offering in the amount of $15,000,006, net of $1,334,000 in offering costs, is to be used to fund new product development activities and to further develop lower cost manufacturing capabilities. The Company has the obligation to register these shares and pay certain registration expenses at the request of the purchaser subsequent to January 3, 2002. The transaction satisfies the requirements of the tax ruling from the Internal Revenue Service (the IRS) regarding the tax-free status of the spin-off from ATI, as amended on July 12, 2000, which required the Company to complete an equity offering of $15,000,000 by April 30, 2001.

Water Pik's cash and cash equivalents decreased to $1,383,000 at December 31, 2000 from $1,514,000 at December 31, 1999. The decrease resulted from $12,616,000 of cash used in investing activities, primarily for capital expenditures, and $362,000 of cash used in financing activities, primarily on net borrowings on long-term debt, offset by $12,650,000 in cash provided by operating activities.

Net cash of $12,650,000 provided by operating activities consisted primarily of net income of $10,203,000 adjusted for non-cash items of $11,452,000 offset by $9,005,000 used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from an increase in accounts receivable and inventories as well as to a decrease in accounts payable, partially offset by an increase in accrued income taxes and accrued liabilities. Increased accounts receivable result from the increase in fourth quarter 2000 sales in the Pool Products and Heating Systems segment as compared to the fourth quarter of 1999. The increase in inventory resulted from lower than anticipated sales in the fourth quarter at both segments due to the difficult retail environment. The increase in accrued income taxes is the result of the Company operating as an independent public company for the entire year 2000 as compared with one month in 1999. The increase in accrued liabilities primarily relates to increased accrued rebates and warranty due to the growth in sales in the fourth quarter of 2000 as compared with the same period in 1999.

In 1999, cash generated from operations of $14,250,000 was used primarily to fund the cash portion of the purchase price of Olympic of $2,500,000, to make $8,584,000 in capital expenditures and to advance $3,997,000 to ATI. In 1998, cash generated from operations of $22,325,000 was used to purchase Trianco for $10,647,000, to make $8,650,000 in capital expenditures and to advance $3,223,000 to ATI.

Working capital increased to $46,488,000 at December 31, 2000 from $41,272,000 at December 31, 1999. The current ratio was unchanged at 1.8 for both periods. The increase in working capital at December 31, 2000 was primarily due to higher accounts receivable and inventory balances and lower accounts payable balances partially offset by decrease in deferred tax assets and increases in accrued income taxes and the current portion of long-term debt.

On a historical basis prior to November 29, 1999, most of the capital for the Company's operations was provided by ATI's net investment in the Company, for which no interest was charged. None of ATI's debt on a historical basis was allocated to the Company. Prior to the spin-off, ATI established a five-year $60,000,000 revolving credit facility, and $34,000,000 of borrowings under the facility were used by ATI to repay certain of its obligations. The Company assumed this revolving credit facility, including the repayment obligations for ATI's $34,000,000 of borrowings made by ATI prior to the spin-off. At December 31, 2000, the Company had $23,155,000 of borrowing availability remaining under borrowing base limitations of the credit facility. Borrowings under the credit facility bear interest at variable rates at, or at margins above, prevailing prime, LIBOR (London Interbank Offered Rate), federal funds or certificate of deposit rates and depend on the ratio of consolidated total indebtedness to earnings before interest, taxes, depreciation and amortization from time to time. The interest rate in effect on borrowings under the revolving credit loans at December 31, 2000 was 10.0 percent. The interest rate in effect on LIBOR loans at December 31, 2000 was 8.66 percent.

On November 3, 1999, the Company's Canadian subsidiary entered into a financing agreement with a bank for a revolving line of credit facility up to CDN. $11,000,000. At December 31, 2000, the Company had CDN. $4,866,000 of borrowing availability remaining under borrowing base limitations of the credit facility. Borrowings under the credit facility bear interest at variable rates at, or at margins above, the prevailing Canadian prime rate. The interest rate in effect at December 31, 2000 was 8.0 percent.

The credit facilities require the Company to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, dividend payments, consolidated net worth, interest coverage and the relationship of our total consolidated indebtedness to our earnings before interest, taxes, depreciation and amortization. A security interest in substantially all of the Company's assets was granted to the lenders under the credit agreements as collateral under the credit agreements.

On July 30, 2000, the Company acquired the assets of Allegheny Technologies Japan Ltd., a distributor of the Company's Personal Health Care products, for $1,265,000 in cash. In connection with the purchase, the Company acquired working capital of $1,255,000, including cash of $504,000, and property, plant and equipment of $10,000. The transaction was accounted for as a purchase acquisition and, accordingly, the results of operations of Allegheny Technologies Japan Ltd. are included in the Company's consolidated financial statements from the date of acquisition.

In August 1999, the Company acquired substantially all of the assets of Olympic, a pool accessories manufacturer and distributor, for $2,500,000 in cash and a CDN. $9,274,000 (US$6,344,000) promissory note. In June 2000, the promissory note was amended to reflect a final purchase price adjustment of CDN. $485,000. The first installment was paid on November 15, 2000 in accordance with the terms of the amended agreement and the remaining balance of CDN. $4,879,000 (US$3,133,000) is due on August 6, 2001. Interest on the note is compounded monthly and payable quarterly. Olympic is located in Montreal, Quebec, and produces a full line of pool accessories ranging from cleaning and maintenance supplies to white goods, ladders, solar reels, floating lounges, and pool toys and games. Olympic distributes its products in Canada, Europe and the United States. These pool accessories are being distributed in the U.S. and Europe under our Water Pik(TM) and Jandy(TM) brand names.

Total capital expenditures for 2000 and 1999, excluding the purchases of Olympic and Allegheny Technologies Japan Ltd., were $12,078,000 and $8,584,000, respectively. At December 31, 2000, Water Pik Technologies had capital expenditure commitments of $1,528,000, primarily for tooling and equipment for use in production.

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

Prior to November 29, 1999 the Company participated in the general liability, product liability, and workers' compensation insurance programs sponsored by ATI. The Company has since entered into general liability, product liability and workers compensation insurance programs of its own. Insurance coverage under these programs are subject to policy deductibles for which we are at risk for losses. In connection with the spin-off, we have agreed to indemnify ATI for losses attributable to our operations prior to the spin-off. Reserves have been established based upon existing and estimated claims and historical experience in settling such matters. As a result of the spin-off, ATI transferred to the Company reserves for estimated losses under these insurance programs totaling $10,423,000 and related deferred taxes of $4,882,000. During 2000, a number of these cases were settled and at December 31, 2000, the Company had reserves for estimated losses on claims existing at the time of the spin-off and estimated claims subsequent to the spin-off of $9,503,000. The actual settlements of claims under these insurance programs may differ from estimated reserves, but the possible range of loss in excess of those accrued is not reasonably estimable. Based upon currently available information, management does not believe that settlement of insurance claims will have a material adverse effect on our financial condition, results of operation or liquidity.

In connection with the spin-off, ATI received a tax ruling from the IRS stating that the spin-off would be tax-free to ATI and to ATI's stockholders. The continuing validity of the Internal Revenue Service tax ruling is subject to certain factual representations and assumptions, including the completion of a required public offering of the Company's common stock within one year following the spin-off and use of the anticipated gross proceeds of approximately $50,000,000 (less associated costs) for further development of high quality, lower cost manufacturing capabilities, for product line extensions, to expand channels of distribution, to develop a self-sustaining product development process, and for acquisitions and/or joint ventures. Pursuant to the Separation and Distribution Agreement that Water Pik Technologies signed prior to the spin-off, the Company agreed with ATI to undertake such a public offering. On July 12, 2000, the IRS issued a supplemental ruling to ATI modifying certain requirements imposed under the prior tax ruling. The supplemental ruling reduced the amount of equity capital required to be raised by the Company from $50,000,000 to $15,000,000, provided an extension until April 30, 2001 for the completion of the offering and allowed the Company to raise the required capital through a rights offering or private placement. In January 2001, the Company issued 1,973,685 shares of common stock at $7.60 per share in a private placement for gross proceeds of $15,000,006 to fulfill a material requirement of the ruling.

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

OTHER MATTERS

ACCOUNTING PRONOUNCEMENTS

See Note 2: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for information related to recent accounting pronouncements.

INFLATION

Inflation has not been a significant factor in the markets in which the Company operates and has not had a material impact upon the Company's results of operations for the periods discussed above.

IMPACT OF YEAR 2000

The Company spent approximately $1,300,000 during 1998 and 1999 in connection with updating and preparing its computer and information systems for the year 2000 date change. The Company did not experience business disruption or incur significant expenses in 2000 related to the date change.

 ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with foreign currency and interest rate fluctuations. The Company has not entered into any market risk sensitive instruments for trading purposes.

FOREIGN CURRENCY RISK
Operating in international markets sometimes involves exposure to volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. These changes, if material, may cause the Company to adjust its financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

International operations constituted approximately 16 percent of the Company's 2000 consolidated sales. As currency exchange rates change, translation of the income statements of international operations, primarily in Canadian dollars and Japanese Yen, into U.S. dollars affects year-over-year comparability of operating results. The Company does not generally hedge translation risks because cash flows from international operations are generally reinvested locally. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost.

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

 ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WATER PIK TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Ernst & Young LLP, Independent Auditors               25
Consolidated Balance Sheets at December 31, 2000 and 1999       26
Consolidated Statements of Income for the years ended
  December 31, 2000, 1999 and 1998                              27
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998                              28
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998                  29
Notes to Consolidated Financial Statements                      30

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Water Pik Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Water Pik Technologies, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Water Pik Technologies, Inc. at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles in the United States.

                                        /s/ ERNST & YOUNG LLP

Woodland Hills, California
January 22, 2001

WATER PIK TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                     2000          1999
--------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS,
                                                                EXCEPT FOR SHARE AND
                                                                 PER SHARE AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents                                    $  1,383      $  1,514
  Accounts receivable, less allowances for doubtful accounts of $1,910 and $1,372 at
    December 31, 2000 and 1999, respectively                     62,519        57,577
  Inventories                                                    33,866        25,349
  Deferred income taxes                                           6,877         8,666
  Prepaid expenses and other current assets                       2,284         2,559
                                                              ------------------------
TOTAL CURRENT ASSETS                                            106,929        95,665
Property, plant and equipment, net                               42,364        38,248
Cost in excess of net assets acquired, net                       20,109        21,972
Deferred income taxes                                             1,760         1,820
Other assets                                                      2,034         1,926
                                                              ------------------------
TOTAL ASSETS                                                   $173,196      $159,631
                                                              ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $ 26,255      $ 27,958
  Accrued income taxes                                            3,284           248
  Accrued liabilities                                            25,162        22,646
  Current portion of long-term debt                               5,740         3,541
                                                              ------------------------
TOTAL CURRENT LIABILITIES                                        60,441        54,393
Long-term debt, less current portion                             36,995        39,883
Other accrued liabilities                                         9,013         8,665
                                                              ------------------------
TOTAL LIABILITIES                                               106,449       102,941
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value: 5,000,000 shares
    authorized; none issued                                          --            --
  Common stock, $0.01 par value: 50,000,000 shares
    authorized; 9,923,685 and 9,811,763 shares issued and
    outstanding at December 31, 2000 and December 31, 1999,
    respectively                                                     99            98
  Additional paid-in capital                                     60,064        59,302
  Retained earnings                                              11,399         1,196
  Equity adjustments due to stock plans                          (4,314)       (3,824)
  Accumulated comprehensive loss                                   (501)          (82)
                                                              ------------------------
TOTAL STOCKHOLDERS' EQUITY                                       66,747        56,690
                                                              ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $173,196      $159,631
                                                              ========================

See accompanying notes.

WATER PIK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,                                          2000             1999             1998
-------------------------------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS, EXCEPT FOR SHARE AND PER
                                                                              SHARE AMOUNTS)
SALES                                                          $  296,053       $  260,133       $  240,562
Cost and expenses:
  Cost of sales                                                   193,768          161,155          144,318
  Selling expenses                                                 48,441           48,721           49,830
  General and administrative expenses                              33,888           31,053           27,382
                                                              -----------------------------------------------
                                                                  276,097          240,929          221,530
                                                              -----------------------------------------------
Income before other income and expenses                            19,956           19,204           19,032
Interest expense                                                    3,899              582               --
Other income                                                         (302)            (198)            (126)
                                                              -----------------------------------------------
INCOME BEFORE INCOME TAXES                                         16,359           18,820           19,158
Provision for income taxes                                          6,156            7,766            7,663
                                                              -----------------------------------------------
NET INCOME                                                     $   10,203       $   11,054       $   11,495
                                                              ===============================================
BASIC AND DILUTED NET INCOME PER COMMON SHARE                  $     1.05       $     1.15       $     1.17
                                                              ===============================================
SHARES USED IN COMPUTING BASIC EARNINGS PER SHARE               9,685,719        9,587,291        9,837,534
                                                              ===============================================
SHARES USED IN COMPUTING DILUTED EARNINGS PER SHARE             9,722,996        9,594,330        9,838,465
                                                              ===============================================

See accompanying notes.

WATER PIK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                         2000        1999        1998
----------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income                                                    $ 10,203    $ 11,054    $ 11,495
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                9,381       8,491       6,324
    Deferred income taxes                                        1,849           5         641
    Compensation expense arising from stock awards                 230          --          --
    Gain on sale of property, plant and equipment                   (8)        (11)        (13)
    Change in operating assets and liabilities:
      Accounts receivable                                       (4,455)     (9,463)      3,284
      Inventories                                               (8,429)     (4,882)      4,955
      Accounts payable                                          (2,165)      7,658      (2,120)
      Accrued liabilities                                        2,532       1,445      (1,520)
      Accrued income taxes                                       3,036         248          --
      Other assets and liabilities                                 476        (295)       (721)
                                                              --------------------------------
    CASH PROVIDED BY OPERATING ACTIVITIES                       12,650      14,250      22,325
INVESTING ACTIVITIES:
  Purchases of businesses, net of cash acquired                   (761)     (2,500)    (10,647)
  Purchases of property, plant and equipment                   (11,935)     (8,584)     (8,650)
  Disposals of property, plant and equipment                        80          31         155
  Other                                                             --          80          40
                                                              --------------------------------
    CASH USED IN INVESTING ACTIVITIES                          (12,616)    (10,973)    (19,102)
FINANCING ACTIVITIES:
  Net borrowings under credit facilities                         3,001       2,234          --
  Repayment of promissory note                                  (3,178)         --          --
  Principal payments on capital leases                            (229)         --          --
  Other                                                             44          --          --
  Net advances to ATI                                               --      (3,997)     (3,223)
                                                              --------------------------------
    CASH USED IN FINANCING ACTIVITIES                             (362)     (1,763)     (3,223)
Effect of exchange rate changes on cash and cash equivalents       197          --          --
                                                              --------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (131)      1,514          --
Cash and cash equivalents at beginning of year                   1,514          --          --
                                                              --------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $  1,383    $  1,514    $     --
                                                              ================================
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Reduction of net advances from ATI resulting from spin-off  $     --    $(94,985)   $     --
  Assumption of debt from ATI                                 $     --    $ 34,000    $     --
  Net liabilities transferred from ATI                        $     --    $  5,290    $     --
  Equity adjustment (due to stock plans) transferred from
    ATI                                                       $     --    $    121    $     --
  Net assets acquired under promissory note                   $     --    $  6,676    $     --
  Property, plant and equipment acquired under capital
    leases                                                    $    143    $     --    $     --
SUPPLEMENTAL INFORMATION
  Cash paid during the period:
    Interest expense                                          $  4,028    $    202    $     --
    Income taxes                                              $  1,113    $    550    $     --

See accompanying notes.

WATER PIK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        EQUITY                                ACCUMULATED
                                        ADDITIONAL   ADJUSTMENTS                ADVANCES         OTHER            TOTAL
                               COMMON    PAID-IN        DUE TO      RETAINED    (TO) FROM    COMPREHENSIVE    STOCKHOLDERS'
                               STOCK     CAPITAL     STOCK PLANS    EARNINGS       ATI       INCOME (LOSS)       EQUITY
---------------------------------------------------------------------------------------------------------------------------
                                                                      (IN THOUSANDS)
Balance, December 31, 1997      $--      $     --      $    --      $    --     $ 80,852         $(199)         $ 80,653
Net income                       --            --           --           --       11,495            --            11,495
Other comprehensive income:
  Foreign currency
    translation losses           --            --           --           --           --          (103)             (103)
                                                                                                                --------
Comprehensive income                                                                                              11,392
Net transactions with ATI        --            --           --           --       (3,223)           --            (3,223)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998       --            --           --           --       89,124          (302)           88,822
Net income                       --            --           --        1,196        9,858            --            11,054
Other comprehensive income:
  Foreign currency
    translation gains            --            --           --           --           --           200               200
                                                                                                                --------
Comprehensive income                                                                                              11,254
Spin-off by ATI                  93        94,892                        --      (94,985)           --                --
Net transactions with ATI        --       (39,290)        (121)          --       (3,997)           20           (43,388)
Employee Stock Acquisition
  and Retention Plan,
  amortization and loan           5         3,700       (3,703)          --           --            --                 2
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999       98        59,302       (3,824)       1,196           --           (82)           56,690
Net income                       --            --           --       10,203           --            --            10,203
Other comprehensive income:
  Foreign currency
    translation losses           --            --           --           --           --          (419)             (419)
                                                                                                                --------
Comprehensive income                                                                                               9,784
Issuance of common stock to
  employees and directors        --           116           --           --           --            --               116
Issuance of restricted stock
  to directors and
  amortization-                                99          (83)          --           --            --                16
Employee Stock Acquisition
  and Retention Plan,
  amortization and loan           1           547         (407)          --           --            --               141
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000      $99      $ 60,064      $(4,314)     $11,399     $     --         $(501)         $ 66,747
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

WATER PIK TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

1.  BUSINESS AND SPIN-OFF FROM ALLEGHENY TELEDYNE INCORPORATED

DESCRIPTION OF BUSINESS

Water Pik Technologies, Inc. ("Water Pik Technologies" or the "Company") is a leader in the design, manufacturing and marketing of a broad range of well-recognized personal health care products and pool products and heating systems. The Company's products include: showerheads; oral health products; water filtration products; pool and spa heaters, controls, valves and water features; and residential and commercial water-heating systems. Water Pik Technologies operates in two business segments -- Personal Health Care and Pool Products and Heating Systems.

SPIN-OFF FROM ALLEGHENY TELEDYNE INCORPORATED

Water Pik Technologies, Inc. became an independent public company on November 29, 1999 when Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated ("ATI"), distributed all of the Company's common stock to stockholders of ATI in a tax-free transaction (the "spin-off"). Stockholders of ATI received one share of Company common stock for every 20 shares of ATI stock. Following the spin-off, ATI held no equity interest in the Company.

Water Pik Technologies consists of the former consumer products segment of ATI, which includes the operations of the Teledyne Water Pik division with operations in the U.S. and Canada and the Teledyne Laars division with operations in the U.S. and Canada.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Water Pik Technologies, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. For periods prior to the spin-off from ATI, the financial statements include the businesses described in Note 1 on a combined basis. ATI's historical cost basis of assets and liabilities, as of the date of the spin-off, has been reflected in the Company's financial statements.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the estimates used in the preparation of the Company's consolidated financial statements are reasonable.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's non-U.S. subsidiaries are measured using local currency as the functional currency. Assets and liabilities are translated at the exchange rates in effect at year-end. Revenues and expenses are translated at the rates of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are recorded directly into a separate component in stockholders' equity.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF RISK

The Company grants credit terms in the normal course of business to its customers. The Company markets its products to a diverse customer base, principally throughout the United States and Canada. Trade credit is extended based upon evaluations of each customer's ability to perform its obligations, which are updated periodically. The Company does not normally require collateral or other security to support credit sales. One customer, including amounts related to two other customers acquired by the customer in 2000 and 2001, accounted for 14 percent of net sales in 2000, 13 percent in 1999 and 12 percent in 1998.

INVENTORIES

Inventories are stated at the lower of cost (last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, plastic injection molds over 3 to 7 years and leasehold improvements over the shorter of their estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to operations as incurred. Depreciation and amortization expense related to property, plant and equipment was $6,795,000, $6,039,000 and $4,644,000 in 2000, 1999 and 1998, respectively. Effective
October 1, 2000, the Company increased the estimated useful life of certain tooling at the Personal Health Care segment from 3 years to 5 years. The change resulted in a $280,000 decrease in depreciation expense and a $170,000 increase in net income ($0.02 per diluted share) for the year ended December 31, 2000.

COST IN EXCESS OF NET ASSETS ACQUIRED

Cost in excess of net assets acquired relates to businesses purchased (goodwill) and is being amortized on a straight-line basis over periods not exceeding 15 years. Accumulated amortization was $5,861,000 and $4,155,000 at December 31, 2000 and 1999, respectively. Goodwill amortization expense was $1,706,000, $1,545,000 and $1,096,000 in 2000, 1999 and 1998, respectively. Cost in excess of net assets acquired related to businesses purchased prior to October 31, 1970 is not being amortized. Goodwill not being amortized amounted to $239,000 at December 31, 2000 and 1999.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. No such impairment losses have been recognized as of December 31, 2000, 1999 and 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and the promissory note approximate their fair value based on their short-term nature. The carrying value of the borrowings under the Company's revolving credit facilities are considered to approximate their fair value because the interest rate of these instruments is based on variable reference rates.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyers price is fixed or determinable and collectibility is reasonably assured. The Company allows credit for products returned within its policy terms. Such returns are estimated and an allowance is provided at time of sale.

PRODUCT DEVELOPMENT AND RESEARCH AND DEVELOPMENT COSTS

Product development and research and development costs are classified in general and administrative expenses and are expensed as incurred. Product development and research and development costs were $8,076,000, $7,672,000 and $7,734,000 for 2000, 1999 and 1998, respectively.

ADVERTISING COSTS

Advertising costs are expensed in the year incurred and were $20,527,000, $23,852,000 and $24,664,000 for 2000, 1999 and 1998, respectively.

WARRANTY COSTS

The Company's return policy is to replace, repair or issue credit for products under warranty. Estimated warranty costs are provided when sales are recognized and amounted to $5,965,000, $4,565,000 and $4,924,000 for 2000, 1999 and 1998,
respectively.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

STOCK BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation expense for stock options granted at fair value. The Company has chosen to continue to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Accordingly, the Company has provided pro forma disclosures of the earnings per share as determined under the provision of SFAS No. 123.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires foreign currency translation adjustments to be included in other comprehensive income. Comprehensive income is presented in the consolidated statements of stockholders' equity. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in June 2000, issued SFAS No. 138, which amends and clarifies certain guidance in SFAS No. 133. These statements establish accounting and reporting standards for derivative instruments. The statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company must implement SFAS No. 133 by the first quarter of 2001. The Company has evaluated the requirements of SFAS No. 133 and does not expect adoption to have a significant impact on the Company's consolidated results of operations or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the staff's views regarding the application of generally accepted accounting principles to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB No. 101 in the fourth quarter of 2000 did not have a significant effect on the Company's consolidated results of operations or financial position.

In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which addresses the classification of shipping and handling costs and the related revenue. The Company adopted EITF 00-10 in the fourth quarter of 2000 resulting in a reclassification of outgoing freight costs from a deduction in arriving at net sales to an expense in cost of sales. In accordance with the guidance, sales and cost of sales for all prior periods presented have been restated. As a result of the restatement, 1999 sales and cost of sales increased $5,446,000 to $260,133,000 and $161,155,000, respectively and 1998 sales and cost of sales increased $4,774,000 to $240,562,000 and $144,318,000, respectively. These reclassifications had no effect on reported gross profit or results of operations.

EITF 00-14, "Accounting for Certain Sales Incentives" was issued in May 2000 and subsequently amended in November 2000. This guidance addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company is required to adopt EITF 00-14 in the second quarter of 2001. Management does not anticipate that the adoption of EITF 00-14 will have a significant impact on the Company's consolidated results of operations, financial position or income statement classification.

In January 2001, the EITF reached a consensus on Item 3 of Issue 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." This guidance requires that obligations for cash rebates offered to customers who achieve specified cumulative levels of revenue transactions be recognized as a reduction of revenue based on a systematic and rational allocation to each of the underlying revenue transactions that result in progress towards the rebate. The Company is required to adopt EITF No. 00-22 in the first quarter of 2001. The Company has reviewed the requirements of EITF 00-22 and has determined that it is currently in compliance with the consensus.

RECLASSIFICATIONS

Certain amounts reported in previous years have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on reported results of operations or stockholders' equity.

3.  INVENTORIES

Inventories consist of the following:

DECEMBER 31,                                                      2000        1999
------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS)
Raw materials and supplies                                      $ 12,207    $ 14,144
Work-in-process                                                    5,273       4,616
Finished goods                                                    21,026      11,307
                                                                --------------------
Total inventories at current cost                                 38,506      30,067
Less: LIFO reserves to reduce current cost values to LIFO
  basis                                                           (4,640)     (4,718)
                                                                --------------------
Total inventories                                               $ 33,866    $ 25,349
                                                                ====================

Inventories determined using the LIFO cost method were $28,515,000 at December 31, 2000 and $19,841,000 at December 31, 1999, net of the respective LIFO reserves. The remainder of inventory was determined using the FIFO cost method. The inventory values prior to the LIFO reserve do not differ materially from cost to current cost.

4.  SUPPLEMENTAL BALANCE SHEET INFORMATION

Property, plant and equipment were as follows:

DECEMBER 31,                                                      2000        1999
------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS)
Land                                                            $  4,693    $  4,697
Buildings                                                         20,848      19,839
Equipment                                                         68,008      60,053
Leasehold improvements                                             1,066         656
                                                                --------------------
                                                                  94,615      85,245
Less: Accumulated depreciation and amortization                  (52,251)    (46,997)
                                                                --------------------
Property, plant and equipment, net                              $ 42,364    $ 38,248
                                                                ====================

Accrued liabilities are comprised of the following:

DECEMBER 31,                                                     2000       1999
----------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
Salaries and wages                                              $ 7,002    $ 8,660
Warranty reserves                                                 3,561      3,338
Advertising                                                       5,483      3,929
Sales allowances and rebates                                      4,900      2,596
Property taxes                                                      970        855
Other                                                             3,246      3,268
                                                                ------------------
Total accrued liabilities                                       $25,162    $22,646
                                                                ==================

5.  LONG-TERM DEBT

Long-term debt is comprised of the following:

DECEMBER 31,                                                      2000        1999
------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS)
Revolving credit facility                                       $ 36,845    $ 32,884
Canadian revolving credit facility                                 2,399       3,402
8 percent promissory note                                          3,133       6,679
Capitalized leases                                                   358         459
                                                                --------------------
                                                                  42,735      43,424
Less: Current portion                                             (5,740)     (3,541)
                                                                --------------------
Long-term debt                                                  $ 36,995    $ 39,883
                                                                ====================

Long-term debt is payable as follows: year ended December 31, 2001 -- $5,740,000; 2002 -- $125,000; 2003 -- $18,000; 2004 -- $36,850,000;
2005 -- $2,000.

REVOLVING CREDIT FACILITY

On November 29, 1999, the Company entered into a financing agreement with a group of banks for a revolving line of credit up to $60,000,000 through November 2004. Borrowings under the revolving credit facility are limited to borrowing base calculations based upon eligible account receivable, eligible inventory and eligible real estate and equipment balances, as defined. At December 31, 2000, the Company had $23,155,000 of borrowing availability remaining under borrowing base limitations of the credit facility. The credit facility is secured by the Company's assets.

Borrowings under the revolving credit loans bear interest at either the bank's prime rate plus 0.25 percent to 0.50 percent (10.0 percent at December 31, 2000) or, if the Company exercises a LIBOR option, at the LIBOR rate plus 125 to 225 basis points per annum (8.66 percent at December 31, 2000). The Company is subject to a $50,000 annual agency fee and an unused line fee equal to 0.175 percent to 0.50 percent (determined by leverage ratio) per annum of the monthly average unused borrowings. Interest on the revolving credit loan is payable monthly. The weighted average interest rate on borrowings during 2000 was
8.64 percent.

The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $5,000,000. A letter of credit fee is charged to the Company equal to 0.50 percent on the aggregate undrawn amount of all outstanding letters of credit. At December 31, 2000, the aggregate amount of outstanding letters of credit under the credit facility was $1,861,000.

The credit facility requires the Company to be in compliance with specific financial covenants. The Company was in compliance with these financial covenants at December 31, 2000.

CANADIAN REVOLVING CREDIT FACILITY

On November 3, 1999, the Company's Canadian subsidiary entered into a financing agreement with a bank for a revolving line of credit up to CDN. $11,000,000, increasing by CDN. $1,000,000 for certain months of the year, a forward exchange contract facility of up to CDN. $2,000,000 and the issuance of letters of credits not to exceed CDN. $500,000. At December 31, 2000, the Company had CDN. $4,866,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

Borrowings under the revolving Canadian credit facility bear interest at either the bank's prevailing annual Canadian or U.S. prime rate plus 0.50 percent (8.0 percent at December 31, 2000). The interest is payable monthly. The weighted average interest rate on borrowings during 2000 was 7.63 percent. At December 31, 2000, the aggregate amount of outstanding letters of credit under the credit facility was CDN. $170,000 (US $109,000).

The Canadian credit facility requires the Company to be in compliance with specific financial covenants. The Company was in compliance with these financial covenants at December 31, 2000.

These revolving credit facility agreements also contain customary non-financial covenants including restrictions on the incurrence of debt and encumbrances, limitations on sales of assets, mergers and acquisitions and the payment of dividends.

PROMISSORY NOTE

On August 5, 1999, the Company's Canadian subsidiary entered into a CDN. $9,274,000 (US$6,344,000), 8 percent promissory note with Les Agencies Claude Marchand, Inc. pursuant to the terms of the asset purchase agreement with Les Agencies

Claude Marchand, Inc. At December 31, 1999, the Company recorded an estimated purchase price increase of CDN. $485,000 (US$332,000) pursuant to the terms of the asset purchase agreement. The adjusted principal amount of CDN. $9,759,000 (US$6,356,000) was due in two equal installments on November 15, 2000 and August 6, 2001. Interest is compounded monthly and payable quarterly. In June 2000, the promissory note was amended to reflect a final purchase price adjustment of CDN. $485,000. The first installment was paid on November 15, 2000 in accordance with the terms of the amended agreement.

6.  STOCK COMPENSATION PLANS

EMPLOYEE STOCK PURCHASE PLANS

On November 12, 1999, the Company's Board of Directors adopted the Water Pik Technologies, Inc. Employee Stock Purchase Plan which consists of the Stock Acquisition and Retention Program (the SARP) and the Employee Stock Purchase Program (the ESPP).

Pursuant to the SARP, certain officers fully exercised their rights in 2000 and 1999 to acquire an aggregate 50,275 and 333,785 shares, respectively, of the Company's common stock at the quoted market price on the date of purchase. Payment for the purchased shares was in the form of full-recourse notes receivable by the Company from the officers which bear interest at a weighted average rate of 6.3 percent per annum and are payable in level monthly payments of principal and interest beginning on the fifth anniversary of the notes. The aggregate amount of the notes receivable from officers related to the purchase of these shares at December 31, 2000 and 1999 was $2,835,000 and $2,470,000, respectively, and was classified as a reduction of stockholders' equity in the accompanying consolidated balance sheets. Further pursuant to the SARP, for every two shares purchased by an officer of the Company under the SARP, the officer was awarded one share of restricted common stock of the Company at no cost to the officer. The restrictions on the restricted shares lapse five years from the date of grant. During 2000 and 1999, an aggregate of 25,137 and 166,892 restricted common shares with an aggregate market value on the date of issuance of $182,000 and $1,235,000, respectively, were issued. The amounts are being amortized as compensation expense on a straight-line basis over the period of restrictions and the unamortized balance is classified as a reduction of stockholders' equity in the accompanying consolidated balance sheets. Compensation expense for 2000 and 1999 was $282,000 and $15,000, respectively.

Effective May 1, 2000, the Company implemented the ESPP. The ESPP allows eligible employees to purchase the Company's common stock through payroll deductions of up to 25.0 percent of their base earnings within the minimum and maximum contribution limits per payroll period as established in the ESPP. The Company contributes 15.0 percent of each participant's monthly contribution towards the purchase of shares of the Company's common stock. Shares of common stock are purchased monthly in the open market at the fair market value on the purchase date and vest immediately. In 2000, 11,000 shares were purchased in the open market under the ESPP.

ALLEGHENY TELEDYNE STOCK ACQUISITION AND RETENTION PROGRAM

During 1999 and 1998, certain employees purchased ATI common stock and were awarded restricted shares under the Allegheny Teledyne Stock Acquisition and Retention Program ("Allegheny Teledyne SARP"). Effective November 29, 1999, participants who purchased or designated ATI shares under the Allegheny Teledyne SARP received distributions of the common stock of Teledyne Technologies and Water Pik Technologies in the spin-offs on the purchased or designated ATI shares. The shares they received in the spin-off, as well as the original ATI shares, will continue to be held as collateral for the loans for the purchased shares, all of which will be retained by ATI until the loans are fully paid.

Restricted shares awarded under the Allegheny Teledyne SARP to a Company employee were converted into 12,276 restricted shares of Company common stock under the Water Pik Technologies Inc. 1999 Incentive Plan as of the spin-off date. The number of converted shares awarded was determined based on the relationship of the ATI stock price and stock price of the Company, so that the market value of the stock and the Company stock were equivalent before the spin-off and immediately after the spin-off. The Allegheny Teledyne SARP shares had a value of $150,000 when issued. The balance of the related prepaid compensation expense of $91,000 and $121,000 at December 31, 2000 and 1999, respectively, is recorded as a reduction of stockholders' equity in the accompanying consolidated balance sheets. The amount is being amortized to expense on the straight-line basis over the period of restrictions. In accordance with the terms in the original Allegheny Teledyne SARP, the restrictions on these shares lapse after five years from the original award date with restrictions lapsing from May 2003 through August 2004.

NON-EMPLOYEE DIRECTOR COMPENSATION PLAN

On November 12, 1999, the Company's Board of Directors adopted the Water Pik Technologies Inc. 1999 Non-Employee Director Stock Compensation Plan (Directors'
Plan), which was subsequently amended on June 27, 2000. A maximum of

100,000 common shares of the Company or options to acquire common shares of the Company may be issued under the Directors' Plan to non-employee directors, including shares issued in payment of retainer fees. Pursuant to the Directors' Plan, as amended, each Non-Employee Director was granted on a one-time basis 3,000 shares of restricted common stock with an aggregate market value on the date of grant of $99,000. The amount is being amortized to expense on the straight-line basis over the period of restrictions and the unamortized balance of $83,000 at December 31, 2000 is classified as a reduction of stockholders' equity in the accompanying consolidated balance sheet. Also in accordance with the Directors' Plan, the Company grants options to non-employee directors to purchase shares of its common stock at future dates at the fair market value on the date of grant. Options vest from one to three years following the grant date. As of December 31, 2000, 35,000 options with a weighted average exercise price of $6.82 had been granted under the Directors' Plan and 5,000 options with a weighted average exercise price of $7.69 were exercisable. As of December 31, 2000, 42,268 shares were available for grant under the Directors' Plan.

STOCK OPTION PLANS

On October 25, 2000, the Personnel and Compensation Committee of the Board of Directors approved the Water Pik Technologies Performance Share Plan ("PSP") and the grant of stock options for the performance period from January 1, 2001 to December 31, 2003 ("Current Performance Period"). The PSP provides grants of stock options with performance-based vesting and other performance awards that can be earned if specified performance objectives are met over a multi-year cycle. During the Current Performance Period, the financial target is based on the achievement of specified levels of earnings per share. If the financial target is met during the Current Performance Period, the PSP awards become fully vested on February 15 of the year following the three-year measurement period. If the financial target is not met during the Current Performance Period, the PSP awards vest at the rate of one-third each year beginning December 31, 2003.

On November 12, 1999, the Company's Board of Directors adopted the Water Pik Technologies Inc. 1999 Incentive Plan and on December 30, 1999, adopted the 1999 Broad Based Stock Option Plan. The 1999 Incentive Plan and the 1999 Broad Based Stock Option Plan provide for awards of up to 12 percent and 5 percent, respectively, of the outstanding shares of the common stock of the Company to employees of the Company.

As of December 31, 2000, there were 26,139 shares available for option grants or awards under the Company's employee stock option plans.

CONVERSION OF ALLEGHENY TELEDYNE STOCK OPTIONS

During 1999 and prior years, certain employees of the Company received stock options to acquire ATI common stock issued under ATI benefit plans. Effective November 29, 1999, stock options outstanding under the ATI benefit plans that were held by Company employees were converted into options to purchase shares of Water Pik Technologies common stock under the Water Pik Technologies Inc. 1999 Incentive Plan and the 1999 Broad Based Stock Option Plan. The converted stock options have the same vesting provisions, expiration dates, and terms and conditions as the ATI stock options they replaced. The number of options and the exercise price of the options were adjusted in the conversion based on the relationship of the ATI stock price and stock price of the Company, so that the "intrinsic value" (the difference between the market value of the stock into which the options are exercisable and the exercise price of the options outstanding) of the options outstanding before the spin-off was equal to the intrinsic value of the options outstanding immediately after the spin-off.

The following table summarizes activity of the Company employees' stock options, including those converted from ATI options.

YEAR ENDED DECEMBER 31,                            2000                     1999                    1998
----------------------------------------------------------------------------------------------------------------
                                                       WEIGHTED-               WEIGHTED-               WEIGHTED-
                                           NUMBER       AVERAGE     NUMBER      AVERAGE     NUMBER      AVERAGE
                                             OF        EXERCISE       OF       EXERCISE       OF       EXERCISE
                                           SHARES        PRICE      SHARES       PRICE      SHARES       PRICE
----------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year            868,899     $ 9.46      459,252     $ 11.54      80,866     $ 7.23
Granted                                     844,400       7.94      454,333        7.69     378,386      12.45
Forfeitures                                (160,363)     10.58      (44,686)      12.87          --         --
Exercised                                        --         --           --          --          --         --
                                          ----------------------------------------------------------------------
Outstanding at end of year                1,552,936     $ 8.52      868,899     $  9.46     459,252     $11.54
                                          ======================================================================
Exercisable at end of year                  334,606     $ 9.85      181,517     $ 10.32      54,622     $ 6.91
                                          ======================================================================

Information regarding employee stock options outstanding as of December 31, 2000 is as follows:

                                                   OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------------------------------------------
                                                 WEIGHTED-AVERAGE
                                    NUMBER          REMAINING         WEIGHTED-AVERAGE      NUMBER       WEIGHTED-AVERAGE
PRICE RANGE                        OF SHARES     CONTRACTUAL LIFE      EXERCISE PRICE      OF SHARES      EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------------
$4.76 to $7.41                       74,996          7.0 years             $ 6.70            30,996           $ 6.11
$7.53 to $7.97                      947,483          9.4 years             $ 7.75           118,800           $ 7.69
$8.17 to $9.73                      314,852          8.7 years             $ 8.44            41,074           $ 9.08
$11.39 to $14.47                    215,605          7.6 years             $12.66           143,736           $12.66

The weighted-average remaining contractual life of options outstanding as of December 31, 2000 is 8.9 years.

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

YEAR ENDED DECEMBER 31,                                        2000       1999       1998
-------------------------------------------------------------------------------------------
Net income: as reported (in thousands)                        $10,203    $11,054    $11,495
Net income: pro forma (in thousands)                          $ 9,384    $10,719    $11,331
Basic and diluted net income per common share: as reported    $  1.05    $  1.15    $  1.17
Basic and diluted net income per common share: pro forma      $  0.97    $  1.12    $  1.15

For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the options' vesting period. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

YEAR ENDED DECEMBER 31,                                       2000     1999     1998
-------------------------------------------------------------------------------------
Expected dividend yield                                         0.0%     0.0%     2.9%
Expected volatility                                            61.4%    27.0%    31.0%
Risk-free interest rate                                         6.2%     6.2%     4.9%
Expected lives (in years)                                       7.0      8.0      8.0
Weighted-average fair value of options granted during year    $5.30    $3.66    $3.88

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

7.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as designated by the Company's Board of Directors. At December 31, 2000 and 1999, there were no shares of preferred stock issued and outstanding.

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

On December 29, 2000, the Company entered into an agreement with Special Value Bond Fund, LLC and Special Value Bond Fund II, LLC to issue 1,973,685 shares of common stock at an aggregate purchase price of $15,000,006 in a private placement. The closing date per the agreement was the later of January 3, 2001 or the second trading day following the satisfaction or waiver of certain conditions specified in the agreement. The shares were issued on January 3, 2001 upon satisfaction of the conditions.

STOCKHOLDERS' RIGHTS PLAN

On November 12, 1999, the Company's Board of Directors adopted a stockholders' rights plan under which preferred share purchase rights were authorized and declared as a dividend on the common shares of the Company to be distributed by ATI to its stockholders. The rights become exercisable only if a person or group acquires 15 percent or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock. Each right will entitle stockholders to then buy one one-hundredth of a share of Series A Junior Participating Preferred stock at an exercise price of $60. The rights will expire on the close of business November 12, 2009, subject to extension, earlier redemption or exchange by the Company as described in the plan. The rights plan was amended effective as of December 29, 2000 to exempt the purchase of 1,973,685 shares of common stock as described above from triggering the rights plan.

8.  RELATED PARTY TRANSACTIONS

In connection with the spin-off, ATI and the Company entered into several agreements. The Separation and Distribution Agreement provided for the principal corporate transactions required to effect the separation of the Company's businesses from ATI, the spin-off and certain other matters governing the relationship between the Company and ATI following the spin-off. The Employee Benefit Agreement contains various agreements between ATI and the Company concerning employees, pension and employee benefit plans and other compensation arrangements for current and former employees of our business. The Tax Sharing and Indemnification Agreement allocates certain tax liabilities and obligations between ATI and the Company.

Under the Interim Services Agreement, ATI provided the Company with transitional administration and support services through September 2000 and provided that the Company pay ATI a fee approximating ATI's cost for such services plus 10 percent. The Company paid ATI approximately $34,000 during 2000 for transitional services.

The financial statements include transactions with ATI prior to the spin-off as follows:

YEAR ENDED DECEMBER 31,                                         1999        1998
----------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)
Net advances from ATI, beginning of the year                  $ 89,124    $ 80,852
Net cash transactions with ATI:
  Current provision for income taxes                             7,542       7,022
  Insurance expense                                              3,594       3,948
  Corporate general and administrative expenses                  2,292       2,358
  Pension expense                                                1,886       1,483
  Other net cash to ATI                                        (19,311)    (18,034)
                                                              --------------------
Net cash transactions with ATI                                  (3,997)     (3,223)
Transfer of ATI investment in Company                          (94,985)         --
Net income allocable to ATI                                      9,858      11,495
                                                              --------------------
Net advances from ATI, end of the year                        $     --    $ 89,124
                                                              ====================

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

There was a payable to ATI of $1,331,000 at December 31, 2000 for interim services and invoices paid on behalf of the Company. There was a payable to other ATI subsidiaries of $1,004,968 at December 31, 1999 and $136,000 at December 31, 1998.

9.  INCOME TAXES

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

Provision for income taxes for 1999 and 1998 were calculated as if the Company had filed separate income tax returns. Provision for income taxes is comprised of the following:

YEAR ENDED DECEMBER 31,                                        2000      1999      1998
----------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)
Current:
  Federal                                                     $3,464    $6,355    $6,070
  State                                                          866     1,406       952
                                                              --------------------------
Total current                                                  4,330     7,761     7,022
Deferred:
  Federal                                                      1,691         5       599
  State                                                          474        --        42
  Foreign                                                       (339)       --        --
                                                              --------------------------
Total deferred                                                 1,826         5       641
                                                              --------------------------
Provision for income taxes                                    $6,156    $7,766    $7,663
                                                              ==========================

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

YEAR ENDED DECEMBER 31,                                       2000    1999    1998
----------------------------------------------------------------------------------
Federal tax rate                                              35.0%   35.0%   35.0%
State and local income taxes, net of federal tax benefit       3.3     5.0     3.5
Other                                                         (0.7)    1.3     1.5
                                                              --------------------
Effective income tax rate                                     37.6%   41.3%   40.0%
                                                              ====================

The effective income tax rate in 2000 decreased from the 1999 rate due to the use of a more favorable apportionment method for state income taxes and to the identification and utilization of state tax credits and research and development credits not utilized in prior years.

Deferred income taxes result from net operating loss carryforwards, temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair values of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax basis. Deferred income taxes represent future tax benefits or costs to be recognized when net operating loss carryforwards are utilized and when temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows:

DECEMBER 31,                                                   2000      1999
-------------------------------------------------------------------------------
                                                               (IN THOUSANDS)
Deferred income tax assets:
  Accrued liabilities                                         $8,040    $ 9,884
  Inventories                                                  1,162      1,381
  Net operating loss                                             339         --
  Intangible assets                                              145        178
  Other                                                           16         16
                                                              -----------------
Total deferred income tax assets                               9,702     11,459
Deferred income tax liabilities
  Depreciation and amortization                               (1,065)      (973)
                                                              -----------------
Total deferred income tax liabilities                         (1,065)      (973)
                                                              -----------------
Net deferred income tax asset                                 $8,637    $10,486
                                                              =================

Tax loss carryforwards relate to foreign subsidiaries and expire from 2006 to 2007. These limitations should not materially impact the utilization of the tax loss carryforwards.

As of the spin-off date, November 29, 1999, a deferred income tax asset of $4,482,000 was transferred from ATI which related to certain accrued liabilities transferred from ATI on that date.

Although realization of the net deferred tax asset is not assured, management believes that it is more likely than not that all of the net deferred tax assets will be realized. However, the amount of the deferred tax asset considered realizable could be adjusted in the future based on changing conditions.

10.  PENSION PLAN AND RETIREMENT BENEFITS

RETIREMENT PLAN

Effective April 1, 2000, the Company implemented the Water Pik Technologies, Inc. Retirement Plan (Retirement Plan) intended to qualify under Section 401(K) of the Internal Revenue Code. Under the Retirement Plan, U.S. employees may defer up to 15.0 percent of their annual compensation up to the annual maximum dollar amount established by the Internal Revenue Service. The Retirement Plan provides for matching contributions by the Company of $0.50 for every $1.00 deferred up to the greater of 3.0 percent of annual compensation or $1,000. The Retirement Plan also provides for basic contributions of 2.0 to 4.5 percent of annual compensation as well as discretionary contributions of up to 1.0 percent of compensation based on Company profits. The implementation of the Retirement Plan satisfies the requirements of the Employee Benefits Agreement between the Company and ATI. Expense associated with the Retirement Plan in 2000 was $1,791,000.

ATI PENSION AND RETIREMENT PLANS

The Company participated in a defined contribution plan sponsored by ATI maintained for substantially all of its employees through April 1, 2000. The costs associated with this plan were $187,000, $593,000, and $616,000 for 2000, 1999 and 1998, respectively. Water Pik Technologies employees' account balances under the plan were transferred to the Retirement Plan effective April 1, 2000.

Certain of the Company's employees participated in the noncontributory defined benefit plan sponsored by ATI. Benefits under this defined benefit plan are generally based on years of service and/or final average pay. ATI funds the pension plan in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code. Under the Employee Benefits Agreement between the Company and ATI, Company employees who, as of the spin-off date, were participants in the ATI Pension Plan continued to accrue benefits under the ATI Pension Plan for service to the Company until April 1, 2000. Also, in accordance with the Employee Benefits Agreement, ATI has retained the obligation associated with the Company's employees that participated in this plan and will pay benefits at the same times and under the same terms and conditions as applicable to benefits accrued under the ATI Pension Plan. Net expenses associated with the ATI defined benefit plan allocated to the Company were $381,000, $1,886,000, and $1,483,000 in 2000, 1999 and 1998, respectively.

DEFERRED COMPENSATION PLAN

Effective November 29, 1999, the Company implemented the Water Pik Technologies, Inc. Deferred Compensation Plan (Deferred Compensation Plan). The Deferred Compensation Plan, which is unfunded, permits a select group of management or highly compensated employees who, due to Internal Revenue Service guidelines cannot take full advantage of the Retirement Plan, to annually elect to defer up to 100 percent of their base salary and annual bonus on a pre-tax basis. The Deferred Compensation Plan provides for matching contributions by the Company as well as basic and discretionary contributions as provided under the Company's Retirement Plan. Participants elect the types of investments to be used in determining the amount of earnings to be credited to their accounts. Distributions from the plan are made at retirement, death or termination of employment, in a lump sum, or quarterly installments over the elected period. Expenses of the Deferred Compensation Plan in 2000 were $102,000. At December 31, 2000, the liability under the Deferred Compensation Plan was $815,000.

11.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company leases buildings and equipment under agreements that expire in various years through 2005. Certain leases contain renewal options with similar terms. Rental expense under operating leases was $1,205,000, $1,994,000 and $1,699,000 for 2000, 1999 and 1998, respectively. Future minimum rental commitments under operating leases with noncancelable terms of more than one year as of December 31, 2000, were as follows: $1,395,000 in 2000, $1,297,000 in
2001, $1,174,000 in 2002, $838,000 in 2003 and $76,000 in 2004.

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

In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service (the "IRS") stating that the spin-off would be tax-free to ATI and to ATI's stockholders. The continuing validity of the IRS tax ruling is subject to certain factual representations and assumptions, including the Company's completion of a public offering of the Company's common stock and use of the anticipated gross proceeds (less associated costs) for further development of high-quality, lower cost manufacturing capabilities, for product line extensions, to expand channels of distribution, to develop a self-sustaining product development process, and for acquisitions and/or joint ventures. Pursuant to the Separation and Distribution Agreement, the Company agreed with ATI to undertake such a public offering. On July 12, 2000, the IRS issued a supplemental ruling to ATI modifying certain requirements imposed under the prior tax ruling. The supplemental ruling reduced the amount of equity capital required to be raised by the Company from $50,000,000 to $15,000,000, provided an extension until April 30, 2001 for the completion of the offering and allowed the Company to raise the required capital through a rights offering or private placement. In January 2001, the Company issued and sold 1,973,685 shares of common stock at $7.60 per share in a private placement for total proceeds of $15,000,006 to fulfill a material requirement of the ruling.

The Tax Sharing and Indemnification Agreement between the Company and ATI provides that the Company will indemnify ATI and its directors, officers, agents and representatives for any taxes imposed on, and other amounts paid by, them or ATI's stockholders if the Company takes actions or fails to take actions, that result in the spin-off not qualifying as a tax-free distribution. Pursuant to the Tax Sharing and Indemnification Agreement, the Company has agreed that for a two-year period following the date of the spin-off: (i) to continue to engage in the Company's businesses; (ii) to continue to own and manage at least 50 percent of the assets owned directly or indirectly immediately after the spin-off; and
(iii) not to engage in a number of specified transactions without the consent of ATI. If any of the taxes or other amounts were to become payable by the Company, the payment could have a material adverse effect on the Company's business, results of operations, financials condition and cash flow.

12.  EARNINGS PER SHARE

A reconciliation of weighted average shares outstanding, used to calculate basic net income per common share, to weighted average shares outstanding assuming dilution, used to calculate diluted net income per common share, follows:

YEAR ENDED DECEMBER 31,                                        2000       1999       1998
-------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS)
Weighted average common shares outstanding -- basic             9,686      9,587      9,837
Dilutive effect of employee stock options and restricted
  shares                                                           37          7          1
                                                              -----------------------------
Weighted average common shares outstanding -- diluted           9,723      9,594      9,838
                                                              =============================
Net income used to compute basic and diluted earnings per
  share                                                       $10,203    $11,054    $11,495
                                                              =============================

Shares issuable upon exercise of dilutive options and the dilutive effect of restricted shares are determined using the treasury stock method. Options to purchase 604,000, 356,000 and 138,000 shares with exercise prices greater than the average market prices of common stock were outstanding during 2000, 1999 and 1998, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

13.  ACQUISITIONS

In July 2000, the Company acquired the assets of Allegheny Technologies Japan Ltd., a distributor of the Company's Personal Health Care products, for $1,265,000 in cash. In connection with the purchase, the Company acquired working capital of $1,255,000, including cash of $504,000, and property, plant and equipment of $10,000. The transaction was accounted for as a purchase acquisition and, accordingly, the results of operations of Allegheny Technologies Japan Ltd. are included in the Company's consolidated financial statements from the date of acquisition. Pro forma comparative results of operations are not presented because they are not materially different from the Company's reported results of operations.

In August 1999, the Company acquired substantially all of the assets of Olympic, a pool accessories manufacturer and distributor, doing business in Canada as Olympic Pool Accessories, for $2,500,000 in cash and a $6,344,000 promissory note. At December 31, 1999, the Company recorded an estimated purchase price adjustment, in accordance with the terms of the asset purchase agreement, of $332,000. In connection with the purchase, the Company acquired $2,053,000 of working capital and $3,175,000 of property, plant and equipment, and assumed $794,000 of liabilities. The goodwill recorded as part of this transaction was $4,410,000. In June 2000, the note was amended upon calculation of the final purchase price adjustment to $6,265,000. Additionally, the Company adjusted the preliminary allocation of the purchase price for obsolete inventory resulting in an increase of $114,000 in goodwill. Olympic is located in Montreal, Quebec, and produces a full line of pool accessories ranging from cleaning and maintenance supplies to white goods, ladders, solar reels, floating lounges, and pool toys and games. Olympic distributes it products in Canada, Europe and the United States.

Had Olympic been purchased as of January 1, 1999, pro-forma sales, net income, basic and diluted net income per common share would have been approximately $269,000,000, $12,000,000, $1.25 and $1.25, respectively, for 1999. Had Olympic been purchased as of January 1, 1998, pro forma sales, net income, basic and diluted net income per common share would have been approximately $248,000,000, $11,000,000, $1.12 and $1.12, respectively, for 1998.

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

14.  BUSINESS SEGMENTS

The Company operates in two business segments organized around its products:
Personal Health Care and Pool Products and Heating Systems. The Personal Health Care segment designs, manufactures and markets showerheads, oral health and water filtration product lines. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa equipment, controls and accessories as well as water-heating products for commercial, residential and industrial applications.

Information on the Company's business segments is as follows:

YEAR ENDED DECEMBER 31,                                         2000        1999        1998
----------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
Sales:
  Personal Health Care                                        $124,509    $124,126    $125,926
  Pool Products and Heating Systems                            171,544     136,007     114,636
                                                              --------------------------------
Total sales                                                   $296,053    $260,133    $240,562
                                                              ================================
Operating profit:
  Personal Health Care                                        $  7,141    $  7,982    $  9,426
  Pool Products and Heating Systems                             12,815      11,222       9,606
                                                              --------------------------------
Total operating profit                                          19,956      19,204      19,032
Interest expense                                                 3,899         582          --
Other income                                                      (302)       (198)       (126)
                                                              --------------------------------
Income before income taxes                                    $ 16,359    $ 18,820    $ 19,158
                                                              ================================
Depreciation and amortization:
  Personal Health Care                                           4,712       4,196       3,234
  Pool Products and Heating Systems                              4,638       4,295       3,090
  Corporate                                                         31          --          --
                                                              --------------------------------
Total depreciation and amortization                           $  9,381    $  8,491    $  6,324
                                                              ================================
Capital expenditures:
  Personal Health Care                                        $  7,316    $  6,153    $  5,194
  Pool Products and Heating Systems                              4,474       2,409       3,456
  Corporate                                                        288          22          --
                                                              --------------------------------
Total capital expenditures                                    $ 12,078    $  8,584    $  8,650
                                                              ================================
Identifiable assets:
  Personal Health Care                                        $ 53,842    $ 44,657    $ 44,641
  Pool Products and Heating Systems                            108,867     100,507      75,592
  Corporate                                                     10,487      14,467       7,218
                                                              --------------------------------
Total identifiable assets                                     $173,196    $159,631    $127,451
                                                              ================================

The following information sets forth geographic information on our sales and long-lived assets for 2000, 1999 and 1998:

                                                               UNITED
                                                               STATES     CANADA      OTHER     CONSOLIDATED
------------------------------------------------------------------------------------------------------------
                                                                              (IN THOUSANDS)
Year ended December 31, 2000:
Sales to unaffiliated customers                               $247,436    $24,746    $23,871      $296,053
                                                              ==============================================
Long-lived assets at December 31, 2000                        $ 57,476    $ 7,022    $     9      $ 64,507
                                                              ==============================================
Year ended December 31, 1999:
Sales to unaffiliated customers                               $222,863    $17,650    $19,620      $260,133
                                                              ==============================================
Long-lived assets at December 31, 1999                        $ 54,347    $ 7,799    $    --      $ 62,146
                                                              ==============================================
Year ended December 31, 1998:
Sales to unaffiliated customers                               $202,214    $17,342    $21,006      $240,562
                                                              ==============================================
Long-lived assets at December 31, 1998                        $ 53,902    $   351    $    --      $ 54,253
                                                              ==============================================

15.  EVENT SUBSEQUENT TO DECEMBER 31, 2000

On January 5, 2001, pursuant to a stock purchase agreement, the Company sold 1,973,685 shares of its common stock at $7.60 per share in a private placement transaction to two investment funds managed by Special Value Investment Management, LLC. The proceeds from the offering, net of offering expenses of $1,334,000, are to be used to fund new product development activities and to further develop lower cost manufacturing capabilities. The transaction satisfies the requirements of the tax ruling from the IRS regarding the tax-free status of the spin-off from ATI, as amended on July 12, 2000, which required the Company to complete an equity offering of $15,000,000 by April 30, 2001.

16.  QUARTERLY DATA (UNAUDITED)

QUARTER ENDED                                                MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31
-------------------------------------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
2000:
Sales, as originally reported                                 $65,169     $75,660        $65,154         $ 84,278
Reclassification of outbound shipping costs to cost of
  sales                                                         1,935       2,062          1,795               --
                                                             ------------------------------------------------------
Sales, as reclassified                                         67,104      77,722         66,949           84,278
Gross profit                                                   22,322      27,104         23,278           29,581
Net income                                                        541       3,080          1,665            4,917
Net income per share:
  Basic                                                       $  0.06     $  0.31        $  0.17         $   0.51
  Diluted                                                     $  0.06     $  0.31        $  0.17         $   0.50
1999:
Sales, as originally reported                                 $53,599     $64,863        $58,026         $ 78,199
Reclassification of outbound shipping costs to cost of
  sales                                                           929       1,533          1,308            1,676
                                                             ------------------------------------------------------
Sales, as reclassified                                         54,528      66,396         59,334           79,875
Gross profit                                                   20,527      25,162         22,183           31,106
Net income                                                      1,357       2,779          1,953            4,965
Net income per share:
  Basic                                                       $  0.14     $  0.29        $  0.21         $   0.52
  Diluted                                                     $  0.14     $  0.29        $  0.21         $   0.52

 ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

 ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding the Company's directors will be set forth under the caption "Proposal One -- Election of Directors" in the Company's definitive Proxy Statement for use in connection with its Annual Meeting of Stockholders scheduled to be held on April 26, 2001 (the "2001 Proxy Statement") and is incorporated herein by reference. The 2001 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

The information regarding the Company's executive officers required by this Item (other than the information regarding executive officers set forth at the end of Item 1 of Part I of this Form 10-K) will be contained in the Company's definitive 2001 Proxy Statement for its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

 ITEM 11   EXECUTIVE COMPENSATION

The information required by this Item will be contained in the sections entitled "Executive Compensation" and "Director Compensation" in the Company's definitive definitive 2001 Proxy Statement for its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

 ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive 2001 Proxy Statement for its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

 ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be contained in the section entitled "Certain Relationships and Related Transactions" in the Company's definitive 2001 Proxy statement for its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

 ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits and Financial Statements Schedules:

1) FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8 of this
Report:

Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets at December 31, 2000 and 1999
Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements

2) SUPPLEMENTAL SCHEDULES

SCHEDULE II -- QUALIFYING ACCOUNTS AND RESERVES
(IN THOUSANDS)

                 COLUMN A                     COLUMN B               COLUMN C              COLUMN D       COLUMN E
                                                            --------------------------
                                                                    ADDITIONS
                                                            --------------------------
                                             BALANCE AT     CHARGED TO     CHARGED TO                    BALANCE AT
                                              BEGINNING       COST &          OTHER                        END OF
DESCRIPTION                                   OF PERIOD      EXPENSES       ACCOUNTS      DEDUCTIONS       PERIOD
--------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
  Deducted from Asset Accounts:
    Allowance for Doubtful Accounts            $ 1,372        $  679        $      --      $    141(a)     $ 1,910
  Liability Reserves:
    Warranty Reserves                            3,338         5,965               --         5,742(d)       3,561
    Product Liability and Workers'
      Compensation Reserves                     10,423           825               --         1,745(d)       9,503
Year ended December 31, 1999
  Deducted from Asset Accounts:
    Allowance for Doubtful Accounts              1,756           858               --         1,242(a)       1,372
  Liability Reserves:
    Warranty Reserves                            3,165         2,397               --         2,224(d)       3,338
    Product Liability and Workers'
      Compensation Reserves                         --            --           10,423(b)         --         10,423
Year ended December 31, 1998
  Deducted from Asset Accounts:
    Allowance for Doubtful Accounts              1,952           236               --           432(a)       1,756
  Liability Reserves:
    Warranty Reserves                            3,047         2,682              150(c)      2,714(d)       3,165
    Product Liability and Workers'
      Compensation Reserves                         --            --               --            --             --

(a) Uncollectable accounts written off, net of recoveries
(b) Reserves transferred from ATI at spin-off
(c) Purchase of Trianco Heatmaker assets and liabilities
(d) Cash payments on claims

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3) EXHIBITS

A list of exhibits included in this Report or incorporated by reference is found in the Exhibit Index set forth below.

(a)(3) Exhibit Index:

     EXHIBIT
     NUMBER                             DESCRIPTION
----------------------------------------------------------------------------
      2.1       Separation and Distribution Agreement dated November 29,
                1999, between Allegheny Teledyne Incorporated, TDY Holdings,
                LLC, Teledyne Industries, Inc. and Water Pik Technologies,
                Inc. (Incorporated by reference from Exhibit 2.1 to Form 8-K filed on December 1, 1999.)
      2.2       Amendment dated November 14, 2000, to Tax Sharing and
                Indemnification Agreement dated November 29, 1999 between
                Water Pik Technologies, Inc. and Allegheny Teledyne
                Incorporated and to Separation and Distribution Agreement
                dated November 29, 1999, between Allegheny Teledyne
                Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc.
                and Water Pik Technologies, Inc. (This document also relates to Exhibit 10.2 below.) (Filed herewith.)
      3.1       Restated Certificate of Incorporation of Water Pik
                Technologies, Inc., as amended. (Incorporated by reference from Exhibit 3.1 to Form 10-K for fiscal year ended December
                31, 1999 filed on March 29, 2000 ("1999 Form 10-K").)
      3.2       Amended and Restated Bylaws of Water Pik Technologies, Inc.
                (Incorporated by reference from Exhibit 3.2 to Registration
                Statement on Form 10 (File No. 1-15297) ("Form 10").)
      4.1       Rights Agreement dated November 12, 1999, between Water Pik
                Technologies, Inc. and ChaseMellon Shareholder Services,
                L.L.C., as Rights Agent. (Incorporated by reference from
                Exhibit 4.1 to Form 8-K filed on December 1, 1999.)
      4.2       Amendment No. 1 to Rights Agreement dated December 28, 2000, between Water Pik Technologies, Inc. and Mellon Investor
                Services, LLC, formerly known as ChaseMellon Shareholder
                Services, L.L.C. (Filed herewith.)
      4.3       Registration Rights Agreement dated as of January 3, 2001, between Water Pik Technologies, Inc., Special Value Bond
                Fund, LLC and Special Value Bond Fund II, LLC. (Incorporated
                by reference from Exhibit 4.1 to Form 8-K filed with the
                Commission on January 11, 2001.)
      4.4       Restated Credit Agreement dated as of November 29, 1999,
                between Water Pik Technologies, Inc. and Laars, Inc., the
                Guarantors and Lenders named therein, and The Chase
                Manhattan Bank, as agent for the Lenders (the "Restated
                Credit Agreement"). (Incorporated by reference from Exhibit
                4.2 to 1999 Form 10-K.)
      4.5       Form of Revolving Credit Note of Water Pik Technologies,
                Inc. pursuant to the Restated Credit Agreement, together
                with schedule. (Incorporated by reference from Exhibit 4.3 to 1999 Form 10-K.)
      4.6       Pledge Agreement and Irrevocable Proxy of Water Pik
                Technologies, Inc. pursuant to the Restated Credit
                Agreement. (Incorporated by reference from Exhibit 4.4 to
                1999 Form 10-K.)
      4.7       Security Agreement of Water Pik Technologies, Inc. pursuant to the Restated Credit Agreement. (Incorporated by reference from Exhibit 4.5 to 1999 Form 10-K.)
      4.8       Water Pik Technologies, Inc.'s Security Agreement and
                Mortgage-Trademarks and Patents pursuant to the Restated
                Credit Agreement. (Incorporated by reference from Exhibit
                4.6 to 1999 Form 10-K.)
      4.9       Guarantee of Water Pik Technologies, Inc. pursuant to the
                Restated Credit Agreement. (Incorporated by reference from
                Exhibit 4.7 to 1999 Form 10-K.)
      4.10      Revolving Line of Credit Facility between Water Pik Canada
                Ltd. and Banque Nationale de Paris (Canada), as amended.
                (Incorporated by reference from Exhibit 4.8 to 1999 Form
                10-K.)
     10.1       Tax Sharing and Indemnification Agreement dated November 29,
                1999, between Water Pik Technologies, Inc. and Allegheny
                Teledyne Incorporated. (Incorporated by reference from
                Exhibit 10.1 to Form 8-K filed on December 1, 1999.)
     10.2       Amendment dated November 14, 2000, to Tax Sharing and
                Indemnification Agreement dated November 29, 1999 between
                Water Pik Technologies, Inc. and Allegheny Teledyne
                Incorporated and to Separation and Distribution Agreement
                dated November 29, 1999, between Allegheny Teledyne
                Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc.
                and Water Pik Technologies, Inc. (Filed herewith. See 2.2
                above.)
     10.3       Interim Services Agreement dated November 29, 1999, between
                Water Pik Technologies, Inc. and Allegheny Teledyne
                Incorporated. (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on December 1, 1999.)
     10.4       Employee Benefits Agreement dated November 29, 1999, between
                Water Pik Technologies, Inc. and Allegheny Teledyne
                Incorporated. (Incorporated by reference from Exhibit 10.3 to Form 8-K filed on December 1, 1999.)
*    10.5       Amended and Restated Employment Agreement dated September
                15, 1998, between Water Pik Technologies, Inc. and Michael
                P. Hoopis. (Incorporated by reference from Exhibit 10.4 to
                Registration Statement on Form 10.)

     EXHIBIT
     NUMBER                             DESCRIPTION
----------------------------------------------------------------------------
*    10.6       Employment Agreement dated December 1, 1999, between Water
                Pik Technologies, Inc. and Robert J. Rasp. (Incorporated by
                reference from Exhibit 10.5 to 1999 Form 10-K.)
*    10.7       Form of Employment Agreement entered into with certain
                executives of Water Pik Technologies, Inc., together with
                schedule. (Incorporated by reference from Exhibit 10.6 to
                1999 Form 10-K.)
*    10.8       Form of Employment Agreement entered into with certain
                executives of Water Pik Technologies, Inc., together with
                schedule. (Incorporated by reference from Exhibit 10.5 to
                Registration Statement on Form 10).
*    10.9       Form of Amendment to Employment Agreement with certain
                executives of Water Pik Technologies, Inc., together with
                schedule. (Incorporated by reference from Exhibit 10.8 to
                1999 Form 10-K.)
*    10.10      Second Amendment to Employment Agreement dated October 25,
                2000, between Water Pik Technologies, Inc. and Michael P.
                Hoopis. (Filed herewith.)
*    10.11      Executive Deferred Compensation Plan of Water Pik
                Technologies, Inc. (Incorporated by reference from Exhibit
                No. 4.1 of Registration Statement on Form S-8. (File No.
                333-30016.).)
*    10.12      1999 Non-Employee Director Stock Compensation Plan of Water
                Pik Technologies, Inc., as amended. (Incorporated by
                reference from Exhibit 10.1 to Form 10-Q for the quarter
                ended June 30, 2000.)
*    10.13      1999 Incentive Plan of Water Pik Technologies, Inc.
                (Incorporated by reference from Exhibit 10.11 to 1999 Form
                10-K.)
*    10.14      Employee Stock Purchase Plan of Water Pik Technologies, Inc.
                (Incorporated by reference from Exhibit 10.13 to 1999 Form
                10-K.)
     10.15      Stock Purchase Agreement dated as of December 29, 2000, by and among Water Pik Technologies, Inc., Special Value Bond
                Fund, LLC and Special Value Bond Fund II, LLC. (Incorporated
                by reference from Exhibit 10.1 to Form 8-K filed on January
                11, 2001.)
     21.1       Subsidiaries of Water Pik Technologies, Inc. (Filed
                herewith.)
     23.1       Consent of Ernst & Young LLP, independent public
                accountants. (Filed herewith.)

* Management contract or compensatory plan or arrangement.

The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained or incorporated by reference herein.

(b) Reports on Form 8-K Filed in the Fourth Quarter of 2000:

There were no reports on Form 8-K filed in the Fourth Quarter of 2000.

(c) Exhibits
    See subsection (a)(3) above.

(d) Financial Statement Schedules
    See subsections (a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WATER PIK TECHNOLOGIES, INC.

                                            Date: March 16, 2001

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

NAME                                                       TITLE                           DATE
----                                                       -----                           ----
      /s/ MICHAEL P. HOOPIS
----------------------------------
        MICHAEL P. HOOPIS                 President, Chief Executive Officer
                                          and a Director (Principal Executive
                                          Officer)                                    March 16, 2001

     /s/ VICTOR C. STREUFERT
----------------------------------
       VICTOR C. STREUFERT                Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer and
                                          Principal Financial Officer)                March 16, 2001

      /s/ ROBERT P. BOZZONE
----------------------------------
        ROBERT P. BOZZONE                 Director                                    March 16, 2001

     /s/ W. CRAIG MCCLELLAND
----------------------------------
       W. CRAIG MCCLELLAND                Director                                    March 16, 2001

       /s/ WILLIAM G. OUCHI
----------------------------------
         WILLIAM G. OUCHI                 Director                                    March 16, 2001

   /s/ CHARLES J. QUEENAN, JR.
----------------------------------
     CHARLES J. QUEENAN, JR.              Director                                    March 16, 2001

        /s/ JAMES E. ROHR
----------------------------------
          JAMES E. ROHR                   Director                                    March 16, 2001

                                 EXHIBIT INDEX:

     EXHIBIT
     NUMBER                             DESCRIPTION
----------------------------------------------------------------------------
      2.1       Separation and Distribution Agreement dated November 29,
                1999, between Allegheny Teledyne Incorporated, TDY Holdings,
                LLC, Teledyne Industries, Inc. and Water Pik Technologies,
                Inc. (Incorporated by reference from Exhibit 2.1 to Form 8-K filed on December 1, 1999.)
      2.2       Amendment dated November 14, 2000, to Tax Sharing and
                Indemnification Agreement dated November 29, 1999 between
                Water Pik Technologies, Inc. and Allegheny Teledyne
                Incorporated and to Separation and Distribution Agreement
                dated November 29, 1999, between Allegheny Teledyne
                Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc.
                and Water Pik Technologies, Inc. (This document also relates to Exhibit 10.2 below.) (Filed herewith.)
      3.1       Restated Certificate of Incorporation of Water Pik
                Technologies, Inc., as amended. (Incorporated by reference from Exhibit 3.1 to Form 10-K for fiscal year ended December
                31, 1999 filed on March 29, 2000 ("1999 Form 10-K").)
      3.2       Amended and Restated Bylaws of Water Pik Technologies, Inc.
                (Incorporated by reference from Exhibit 3.2 to Registration
                Statement on Form 10 (File No. 1-15297) ("Form 10").)
      4.1       Rights Agreement dated November 12, 1999, between Water Pik
                Technologies, Inc. and ChaseMellon Shareholder Services,
                L.L.C., as Rights Agent. (Incorporated by reference from
                Exhibit 4.1 to Form 8-K filed on December 1, 1999.)
      4.2       Amendment No. 1 to Rights Agreement dated December 28, 2000, between Water Pik Technologies, Inc. and Mellon Investor
                Services, LLC, formerly known as ChaseMellon Shareholder
                Services, L.L.C. (Filed herewith.)
      4.3       Registration Rights Agreement dated as of January 3, 2001, between Water Pik Technologies, Inc., Special Value Bond
                Fund, LLC and Special Value Bond Fund II, LLC. (Incorporated
                by reference from Exhibit 4.1 to Form 8-K filed with the
                Commission on January 11, 2001.)
      4.4       Restated Credit Agreement dated as of November 29, 1999,
                between Water Pik Technologies, Inc. and Laars, Inc., the
                Guarantors and Lenders named therein, and The Chase
                Manhattan Bank, as agent for the Lenders (the "Restated
                Credit Agreement"). (Incorporated by reference from Exhibit
                4.2 to 1999 Form 10-K.)
      4.5       Form of Revolving Credit Note of Water Pik Technologies,
                Inc. pursuant to the Restated Credit Agreement, together
                with schedule. (Incorporated by reference from Exhibit 4.3 to 1999 Form 10-K.)
      4.6       Pledge Agreement and Irrevocable Proxy of Water Pik
                Technologies, Inc. pursuant to the Restated Credit
                Agreement. (Incorporated by reference from Exhibit 4.4 to
                1999 Form 10-K.)
      4.7       Security Agreement of Water Pik Technologies, Inc. pursuant to the Restated Credit Agreement. (Incorporated by reference from Exhibit 4.5 to 1999 Form 10-K.)
      4.8       Water Pik Technologies, Inc.'s Security Agreement and
                Mortgage-Trademarks and Patents pursuant to the Restated
                Credit Agreement. (Incorporated by reference from Exhibit
                4.6 to 1999 Form 10-K.)
      4.9       Guarantee of Water Pik Technologies, Inc. pursuant to the
                Restated Credit Agreement. (Incorporated by reference from
                Exhibit 4.7 to 1999 Form 10-K.)
      4.10      Revolving Line of Credit Facility between Water Pik Canada
                Ltd. and Banque Nationale de Paris (Canada), as amended.
                (Incorporated by reference from Exhibit 4.8 to 1999 Form
                10-K.)
     10.1       Tax Sharing and Indemnification Agreement dated November 29,
                1999, between Water Pik Technologies, Inc. and Allegheny
                Teledyne Incorporated. (Incorporated by reference from
                Exhibit 10.1 to Form 8-K filed on December 1, 1999.)
     10.2       Amendment dated November 14, 2000, to Tax Sharing and
                Indemnification Agreement dated November 29, 1999 between
                Water Pik Technologies, Inc. and Allegheny Teledyne
                Incorporated and to Separation and Distribution Agreement
                dated November 29, 1999, between Allegheny Teledyne
                Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc.
                and Water Pik Technologies, Inc. (Filed herewith. See 2.2
                above.)
     10.3       Interim Services Agreement dated November 29, 1999, between
                Water Pik Technologies, Inc. and Allegheny Teledyne
                Incorporated. (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on December 1, 1999.)
     10.4       Employee Benefits Agreement dated November 29, 1999, between
                Water Pik Technologies, Inc. and Allegheny Teledyne
                Incorporated. (Incorporated by reference from Exhibit 10.3 to Form 8-K filed on December 1, 1999.)
*    10.5       Amended and Restated Employment Agreement dated September
                15, 1998, between Water Pik Technologies, Inc. and Michael
                P. Hoopis. (Incorporated by reference from Exhibit 10.4 to
                Registration Statement on Form 10.)
*    10.6       Employment Agreement dated December 1, 1999, between Water
                Pik Technologies, Inc. and Robert J. Rasp. (Incorporated by
                reference from Exhibit 10.5 to 1999 Form 10-K.)

     EXHIBIT
     NUMBER                             DESCRIPTION
----------------------------------------------------------------------------
*    10.7       Form of Employment Agreement entered into with certain
                executives of Water Pik Technologies, Inc., together with
                schedule. (Incorporated by reference from Exhibit 10.6 to
                1999 Form 10-K.)
*    10.8       Form of Employment Agreement entered into with certain
                executives of Water Pik Technologies, Inc., together with
                schedule. (Incorporated by reference from Exhibit 10.5 to
                Registration Statement on Form 10).
*    10.9       Form of Amendment to Employment Agreement with certain
                executives of Water Pik Technologies, Inc., together with
                schedule. (Incorporated by reference from Exhibit 10.8 to
                1999 Form 10-K.)
*    10.10      Second Amendment to Employment Agreement dated October 25,
                2000, between Water Pik Technologies, Inc. and Michael P.
                Hoopis. (Filed herewith.)
*    10.11      Executive Deferred Compensation Plan of Water Pik
                Technologies, Inc. (Incorporated by reference from Exhibit
                No. 4.1 of Registration Statement on Form S-8. (File No.
                333-30016.).)
*    10.12      1999 Non-Employee Director Stock Compensation Plan of Water
                Pik Technologies, Inc., as amended. (Incorporated by
                reference from Exhibit 10.1 to Form 10-Q for the quarter
                ended June 30, 2000.)
*    10.13      1999 Incentive Plan of Water Pik Technologies, Inc.
                (Incorporated by reference from Exhibit 10.11 to 1999 Form
                10-K.)
*    10.14      Employee Stock Purchase Plan of Water Pik Technologies, Inc.
                (Incorporated by reference from Exhibit 10.13 to 1999 Form
                10-K.)
     10.15      Stock Purchase Agreement dated as of December 29, 2000, by and among Water Pik Technologies, Inc., Special Value Bond
                Fund, LLC and Special Value Bond Fund II, LLC. (Incorporated
                by reference from Exhibit 10.1 to Form 8-K filed on January
                11, 2001.)
     21.1       Subsidiaries of Water Pik Technologies, Inc. (Filed
                herewith.)
     23.1       Consent of Ernst & Young LLP, independent public
                accountants. (Filed herewith.)

* Management contract or compensatory plan or arrangement.

The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained or incorporated by reference herein.