Form 10-Q
period 2001-03-31
WATER PIK TECHNOLOGIES INC
filed 2001-05-15
CIK 1094286

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________
                         COMMISSION FILE NUMBER 1-15297

                          WATER PIK TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                  25-1843384
        (STATE OR OTHER JURISDICTION OF                     (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                          23 CORPORATE PLAZA, SUITE 246
                             NEWPORT BEACH, CA 92660
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 719-3700

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of Common Stock outstanding on May 7, 2001 was 12,245,011 shares.

                          WATER PIK TECHNOLOGIES, INC.

                                      INDEX

                                                                                      Page Number
                                                                                      -----------
Part I - Financial Information

   Item 1.   Consolidated Financial Statements

             Consolidated Balance Sheets - March 31, 2001 (unaudited) and
             December 31, 2000                                                              3

             Consolidated Statements of Income - Three months
             ended March 31, 2001 and 2000 (unaudited)                                      4

             Consolidated Statements of Cash Flows - Three months
             ended March 31, 2001 and 2000 (unaudited)                                      5

             Notes to Consolidated Financial Statements (unaudited)                         6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                           11

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk                    15

Part II - Other Information

   Item 2.   Changes in Securities and Use of Proceeds                                     16

   Item 6.   Exhibits and Reports on Form 8-K                                              16

   Signatures                                                                              17

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                          WATER PIK TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
             (In thousands, except for share and per share amounts)

                                                                     March 31,     December 31,
                                                                       2001           2000
-----------------------------------------------------------------------------------------------
                                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                         $   1,327      $   1,383
   Accounts receivable, less allowances for doubtful accounts of
       $1,842 at March 31, 2001 and $1,910 at December 31, 2000         59,654         62,519
   Inventories                                                          41,986         33,866
   Deferred income taxes                                                 8,367          6,877
   Prepaid expenses and other current assets                             2,619          2,284
                                                                     ---------      ---------
TOTAL CURRENT ASSETS                                                   113,953        106,929
Property, plant and equipment, net                                      46,031         42,364
Cost in excess of net assets acquired, net                              19,730         20,109
Deferred income taxes                                                    1,260          1,760
Other assets                                                             1,925          2,034
                                                                     ---------      ---------
TOTAL ASSETS                                                         $ 182,899      $ 173,196
                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $  23,379      $  26,255
   Accrued income taxes                                                     --          3,284
   Accrued liabilities                                                  16,074         25,162
   Current portion of long-term debt                                    10,028          5,740
                                                                     ---------      ---------
TOTAL CURRENT LIABILITIES                                               49,481         60,441
Long-term debt, less current portion                                    45,617         36,995
Other accrued liabilities                                                8,167          9,013
                                                                     ---------      ---------
TOTAL LIABILITIES                                                      103,265        106,449
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.01 par value: 5,000,000 shares
    authorized; none issued                                                 --             --
   Common stock, $0.01 par value: 50,000,000 shares authorized;
       11,910,673 and 9,923,685 shares issued and outstanding at
       March 31, 2001 and December 31, 2000, respectively                  119             99
   Additional paid-in capital                                           73,640         60,064
   Retained earnings                                                    10,647         11,399
   Equity adjustments due to stock plans                                (4,274)        (4,314)
   Accumulated comprehensive loss                                         (498)          (501)
                                                                     ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                              79,634         66,747
                                                                     ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 182,899      $ 173,196
                                                                     =========      =========


See accompanying notes

                          WATER PIK TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except for share and per share amounts)
                                   (Unaudited)

                                                               Three Months Ended
                                                                   March 31,
                                                         ------------------------------
                                                             2001              2000
---------------------------------------------------------------------------------------
SALES                                                    $     56,174      $     67,104
Cost and expenses:
   Cost of sales                                               38,234            44,782
   Selling expenses                                            11,450            12,096
   General and administrative expenses                          6,942             8,363
                                                         ------------      ------------
                                                               56,626            65,241
                                                         ------------      ------------
Income (loss) before other income and expenses                   (452)            1,863
Interest expense                                                  883             1,001
Other income                                                     (100)              (60)
                                                         ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES                              (1,235)              922
Provision (benefit) for income taxes                             (483)              381
                                                         ------------      ------------
NET INCOME (LOSS)                                        $       (752)     $        541
                                                         ============      ============
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE     $      (0.06)     $       0.06
                                                         ============      ============

SHARES USED IN COMPUTING BASIC EARNINGS PER SHARE          11,643,000         9,742,000
                                                         ============      ============
SHARES USED IN COMPUTING DILUTED EARNINGS PER SHARE        11,643,000         9,772,000
                                                         ============      ============


See accompanying notes

                          WATER PIK TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                   ----------------------
                                                                     2001          2000
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                  $   (752)     $    541
Adjustments to reconcile net income to net cash used
  in operating activities:
   Depreciation and amortization                                      2,185         2,411
   Deferred income taxes                                               (990)        1,057
   Compensation expense arising from stock awards                       139            24
   Change in operating assets and liabilities:
     Accounts receivable                                              2,888        (8,412)
     Inventories                                                     (8,119)       (5,213)
     Accounts payable                                                (2,895)       (2,622)
     Accrued liabilities                                             (9,228)         (866)
     Accrued income taxes                                            (3,209)         (703)
     Other assets and liabilities                                    (1,230)          312
                                                                   --------      --------
   CASH USED IN OPERATING ACTIVITIES                                (21,211)      (13,471)
                                                                   --------      --------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                         (5,284)       (1,111)
  Disposals of property, plant and equipment                             16             3
                                                                   --------      --------
   CASH USED IN INVESTING ACTIVITIES                                 (5,268)       (1,108)
                                                                   --------      --------
FINANCING ACTIVITIES:
  Net long-term debt borrowings                                      12,914        14,918
  Net proceeds from common stock offering                            13,646            --
  Principal payments on capital leases                                  (58)          (60)
                                                                   --------      --------
   CASH PROVIDED BY FINANCING ACTIVITIES                             26,502        14,858
                                                                   --------      --------

Effect of exchange rate changes on cash and cash equivalents            (79)           28
                                                                   --------      --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (56)          307
Cash and cash equivalents at beginning of period                      1,383         1,514
                                                                   --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  1,327      $  1,821
                                                                   ========      ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
   Property, plant and equipment acquired under capital leases     $     --      $     84

SUPPLEMENTAL INFORMATION
Cash paid during the period:
   Interest                                                        $    818      $    894
   Taxes                                                           $  4,067      $     64


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

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts reported in previous years have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on reported results of operations or stockholders' equity. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year ended December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in June 2000, issued SFAS No. 138, which amends and clarifies certain guidance in SFAS No. 133. These statements establish accounting and reporting standards for derivative instruments. The statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of SFAS No. 133 in the first quarter of 2001 did not have a significant effect on the Company's consolidated results of operations or financial position.

In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which addresses the classification of shipping and handling costs and the related revenue. The Company adopted EITF Issue 00-10 in the fourth quarter of 2000 resulting in a reclassification of outgoing freight costs from a deduction in arriving at net sales to an expense in cost of sales. In accordance with the guidance, outgoing freight costs for all prior periods presented have been reclassified. As a result of the reclassification, sales and cost of sales for the three months ended March 31, 2000 increased $1,935,000 to $67,104,000 and $44,782,000, respectively. These reclassifications had no effect on reported gross profit or results of operations.

In May 2000, the EITF reached a consensus on EITF Issue 00-14, "Accounting for Certain Sales Incentives." EITF 00-14, as amended, addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company is required to adopt EITF Issue 00-14 by the first quarter of 2002. Management does not anticipate that the adoption of EITF Issue 00-14 will have a significant impact on the Company's consolidated results of operations, financial position or income statement classification.

In April 2001, the EITF reached a consensus on EITF Issue 00-25 "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." This guidance requires that consideration paid by a vendor to a retailer be classified in the vendor's income statement as a reduction of revenue instead of expense unless certain criteria are met. The Company is required to adopt EITF Issue 00-25 by the first quarter of 2002. Management is currently evaluating the impact of adopting EITF Issue 00-25.

RECLASSIFICATIONS

Certain amounts reported in previous periods have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on reported results of operations or stockholders' equity.

2. INVENTORIES

Inventories are stated at the lower of cost (last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods) or market. Inventories consist of the following:

                                                                  March 31,   December 31,
                                                                    2001          2000
------------------------------------------------------------------------------------------
                                                                      (In thousands)
Raw materials and supplies                                        $ 14,530      $ 12,207
Work-in-process                                                      6,282         5,273
Finished goods                                                      25,866        21,026
                                                                  --------      --------
Total inventories at current cost                                   46,678        38,506
Less:  Allowances to reduce current cost values to LIFO basis       (4,692)       (4,640)
                                                                  --------      --------
Total inventories                                                 $ 41,986      $ 33,866
                                                                  ========      ========

Inventories determined using the LIFO cost method were $35,278,000 at March 31, 2001 and $28,515,000 at December 31, 2000, net of the respective LIFO reserves. The remainder of inventory was determined using the FIFO cost method. These inventory values prior to the LIFO reserve do not differ materially from cost to current cost.

3. LONG-TERM DEBT

Long-term debt is comprised of the following:

                                                     March 31,    December 31,
                                                       2001           2000
------------------------------------------------------------------------------
                                                        (In thousands)
Revolving credit facility                            $ 45,519       $ 36,845
Canadian revolving credit facility                      6,649          2,399
8 percent promissory note                               3,174          3,133
Capitalized leases                                        303            358
                                                     --------       --------
                                                       55,645         42,735
Less:  Current portion                                (10,028)        (5,740)
                                                     --------       --------
Long-term debt                                       $ 45,617       $ 36,995
                                                     ========       ========

4. STOCKHOLDERS' EQUITY

On January 3, 2001, the Company sold 1,973,685 shares of common stock at $7.60 per share to two investment funds managed by Special Value Investment Management, LLC in a private placement. Proceeds from the offering in the amount of $15,000,006, net of $1,354,000 in offering costs, were used for capital expenditures related to new product development activities and to repay borrowings under the Company's revolving credit facility pending their future use for new product development activities and for further development of lower cost manufacturing capabilities in accordance with the amended IRS tax ruling received by ATI in connection with the spin-off. Subsequent to January 3, 2002, at the request of the purchaser, the Company has the obligation to register these shares, plus an additional 386,800 shares of common stock that the purchasers owned prior to the offering, under the Securities Act of 1933, as amended, and to pay certain registration expenses.

5. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                          2001            2000
--------------------------------------------------------------------------------
                                                             (in thousands)
Net income (loss)                                         $(752)          $ 541
Foreign currency translation gains                            3              47
                                                          ---------------------
Comprehensive income (loss)                               $(749)          $ 588
                                                          =====================

6. INCOME TAXES

The provision for income taxes for the 2001 and 2000 interim periods was computed in accordance with FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods," and was based on projections of total year pretax income in accordance with SFAS No. 109, "Accounting for Income Taxes." The effective income tax rate was 39.1 percent and 41.3 percent for the three months ended March 31, 2001 and 2000, respectively. The decrease in the effective tax rate in 2001 is due to a more favorable apportionment method for state income taxes and to the identification and utilization of state tax credits and research and development credits not utilized in prior years.

7. LEGAL CONTINGENCIES

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

The Tax Sharing and Indemnification Agreement between the Company and ATI provides that the Company will indemnify ATI and its directors, officers, agents and representatives for any taxes imposed on, and other amounts paid by, them or ATI's stockholders if the Company takes actions or fails to take actions that result in the spin-off not qualifying as a tax-free distribution. Pursuant to the Tax Sharing and Indemnification Agreement, the Company has agreed for a two-year period following the date of the spin-off: (i) to continue to engage in the Company's businesses; (ii) to continue to own and manage at least 50 percent of the assets owned directly or indirectly immediately after the spin-off; and
(iii) not to engage in a number of specified transactions without the consent of ATI. If any of the taxes or other amounts were to become payable by the Company, the payment could have a material adverse effect on the Company's business, results of operations, financial condition and cash flow.

8.      EARNINGS PER SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted shares and outstanding stock options using the "treasury stock" method.

A reconciliation of weighted average shares outstanding, used to calculate basic net income (loss) per common share, to weighted average shares outstanding assuming dilution, used to calculate diluted net income (loss) per common share, follows:

                                                                          Three Months Ended
                                                                               March 31,
                                                                         --------------------
                                                                          2001          2000
---------------------------------------------------------------------------------------------
                                                                            (in thousands)
Weighted average common shares outstanding - basic                       11,643         9,742
Dilutive effect of employee stock options and restricted shares              --            30
                                                                         --------------------
Weighted average common shares outstanding - diluted                     11,643         9,772
                                                                         ====================

As a result of the net loss reported for the three months ended March 31, 2001, unvested restricted stock and outstanding stock options have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

9. BUSINESS SEGMENTS

The Company operates in two business segments organized around its products:
Personal Health Care and Pool Products and Heating Systems. The Personal Health Care segment designs, manufactures and markets showerheads, oral health products, water filtration products and professional dental products. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, electronic controls, valves, water features and residential and commercial water-heating systems.

Information on the Company's business segments is as follows:

                                                         Three Months Ended
                                                             March 31,
                                                      -------------------------
                                                        2001             2000
-------------------------------------------------------------------------------
                                                            (in thousands)
Sales:
    Personal Health Care                              $ 27,607         $ 28,265
    Pool Products and Heating Systems                   28,567           38,839
                                                      -------------------------
Total sales                                           $ 56,174         $ 67,104
                                                      =========================

Operating profit (loss):
    Personal Health Care                              $  1,274         $  1,000
    Pool Products and Heating Systems                   (1,726)             863
                                                      -------------------------
Total operating profit (loss)                             (452)           1,863
Interest expense                                           883            1,001
Other income                                              (100)             (60)
                                                      -------------------------
Income (loss) before taxes                            $ (1,235)        $    922
                                                      =========================

                                                    March 31,     December 31,
                                                      2001            2000
----------------------------------------------------------------------------
                                                         (in thousands)
Identifiable assets:
    Personal Health Care                            $ 55,437        $ 53,842
    Pool Products and Heating Systems                116,777         108,867
    Corporate                                         10,685          10,487
                                                    ------------------------
Total identifiable assets:                          $182,899        $173,196
                                                    ========================

Total international sales were $9,814,000 and $12,121,000 for the three months ended March 31, 2001 and 2000, respectively. Of these amounts, sales by operations in the United States to customers in other countries amounted to $4,498,000 and $4,898,000 for the three months ended March 31, 2001 and 2000, respectively.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties which are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Actual events or the actual future results of the Company may differ materially from any forward-looking statement due to such risks and uncertainties.

OVERVIEW OF BUSINESS

Water Pik Technologies is a leader in the design, manufacturing and marketing of a broad range of well-recognized personal health care products and pool and water-heating products. The Company operates in two business segments: Personal Health Care and Pool Products and Heating Systems. The Personal Health Care segment designs, manufactures and markets personal health care products, including showerheads, oral health products, water filtration products and professional dental products. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, electronic controls, valves, water features and residential and commercial water-heating systems.

Total sales of the Company's two segments for the three months ended March 31, 2001 and 2000 are summarized below:

                                                                  Three Months Ended
                                                                      March 31,
                                                        -----------------------------------
Segment                                                      2001                2000
-------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
Personal Health Care                                    $27,607    49.1%    $28,265    42.1%
Pool Products and Heating Systems                        28,567    50.9%     38,839    57.9%
                                                        ---------------     ---------------
Total sales                                             $56,174   100.0%    $67,104   100.0%
                                                        ===============     ===============

RESULTS OF OPERATIONS

Consolidated Results of Operations

                                                                Three Months Ended
                                                                     March 31,
                                                         -------------------------------
                                                          2001         2000     % Change
----------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Sales                                                    $56,174      $67,104     (16.3)%
Gross profit                                             $17,940      $22,322     (19.6)%
Operating profit (loss)                                  $  (452)     $ 1,863    (124.3)%
Gross profit as a percentage of sales                       31.9%        33.3%
Operating profit (loss) as a percentage of sales            (0.8)%        2.8%
International sales as a percentage of sales                17.5%        18.1%

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

Sales for the three months ended March 31, 2001 were $56,174,000, representing a decrease of $10,930,000 or 16.3 percent over the comparable period in 2000, primarily due to lower sales in the Pool Products and Heating Systems segment. Gross profit (sales less cost of sales) as a percentage of sales for the three months ended March 31, 2001 decreased to 31.9 percent compared with 33.3 percent for the three months ended March 31, 2000 primarily due to the lower sales volume as discussed above.

Operating profit (gross profit less selling expenses and general and administrative expenses) decreased $2,315,000 to an operating loss of $452,000 for the three months ended March 31, 2001 from an operating profit of $1,863,000 for the three months ended March 31, 2000. The decrease in gross profit of $4,382,000 resulting from lower sales of pool products and heating systems products was partially offset by a $2,067,000 decrease in selling, general and administrative expenses.

Selling expenses decreased $646,000 to $11,450,000 for the three months ended March 31, 2001 from $12,096,000 for the three months ended March 31, 2000. The decrease relates primarily to the lower sales levels as well as to cost reduction initiatives implemented during the quarter to mitigate the impact of lower sales.

General and administrative expenses decreased $1,421,000 to $6,942,000 for the three months ended March 31, 2001 from $8,363,000 for the three months ended March 31, 2000. This improvement is primarily due to cost cutting measures implemented in the first quarter of 2001 and to higher initial costs experienced in the first quarter of 2000 subsequent to the spin-off from ATI partially offset by an increase in research and development expense related to new product development.

Interest expense, which relates to borrowings under the Company's credit facilities and to the promissory note issued in connection with the acquisition of Olympic, decreased $118,000 to $883,000 for the three months ended March 31, 2001 from $1,001,000 for the three months ended March 31, 2000. This decrease is due to lower average balances outstanding under the credit facilities during first quarter 2001 compared to first quarter 2000 as net offering proceeds of $13,646,000 were used to repay borrowings pending their use for new product development activities and for further development of lower cost manufacturing capabilities in accordance with the amended IRS tax ruling received by ATI in connection with the spin-off. Additionally, the weighted average interest rate on borrowings during first quarter 2001 was lower than the weighted average rate during first quarter 2000.

PERSONAL HEALTH CARE

                                                                 Three Months Ended
                                                                      March 31,
                                                          ---------------------------------
                                                           2001         2000       % Change
-------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
Sales                                                     $27,607      $28,265       (2.3)%
Operating profit                                          $ 1,274      $ 1,000       27.4%
Operating profit as a percentage of sales                     4.6%         3.5%
International sales as a percentage of sales                 16.9%        19.8%

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

Sales in the Personal Health Care segment for the three months ended March 31, 2001 were $27,607,000, a decrease of $658,000 or 2.3 percent over the comparable period in 2000, reflecting the continued difficult U.S. retail environment. Lower sales of showerheads and professional oral health products offset increased consumer oral health sales, including increased sales of the Water Pik(TM) flosser and oral irrigators.

Operating profit increased $274,000 to $1,274,000 for the three months ended March 31, 2001 from $1,000,000 for the three months ended March 31, 2000. Lower selling, general and administrative costs from cost reduction initiatives implemented in the fourth quarter of 2000 and first quarter of 2001 were partially offset by increased research and development costs related to new product development.

POOL PRODUCTS AND HEATING SYSTEMS

                                                                 Three Months Ended
                                                                      March 31,
                                                          ---------------------------------
                                                           2001         2000       % Change
-------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
Sales                                                     $28,567      $38,839       (26.4)%
Operating profit (loss)                                   $(1,726)     $   863      (300.0)%
Operating profit (loss) as a percentage of sales             (6.0)%        2.2%
International sales as a percentage of sales                 18.0%        16.8%

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

Sales in the Pool Products and Heating Systems were $28,567,000 for the three months ended March 31, 2001, a decrease of $10,272,000 or 26.4 percent from the comparable period of 2000. This decrease is primarily due to high customer inventory levels resulting from aggressive customer purchasing during the fourth quarter 2000 as well as unusually wet weather patterns in the Sunbelt states and a prolonged winter in the Northern states during the first quarter 2001 compared to the first quarter of 2000.

Operating profit decreased $2,589,000 to an operating loss of $1,726,000 for the three months ended March 31, 2001 from an operating profit of $863,000 in the comparable period of 2000. This decrease is due to lower sales across all product lines within the segment partially offset by the impact of cost reduction initiatives implemented in the first quarter of 2001.

SEASONALITY

Our business is highly seasonal, with operating results varying from quarter to quarter. The Personal Health Care segment has historically experienced higher sales in the fourth quarter of each year due to stronger retail demand during the holiday season. However, a number of the Company's larger U.S. retail customers have reported lower retail sales for the fourth quarter 2000 and for the first quarter 2001 and have taken steps to more closely manage their inventories. The Pool Products and Heating Systems segment has historically experienced higher sales in the second and fourth quarters of each year as customers purchase such products in preparation for the cooler weather and in anticipation of the warm spring and summer months. In addition, as a result of the seasonality of sales, the Pool Products and Heating Systems segment offers incentive programs and extended payment terms to encourage pool product customers to purchase products during the winter months, as is consistent with industry practice. However, a number of the Company's larger pool customers have reported a significant slowdown in their business during the first quarter of 2001 due to unusually wet weather patterns in the Sunbelt states and a prolonged winter in the Northern states during the first quarter 2001 compared to the first quarter last year.

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

On January 3, 2001, the Company sold 1,973,685 shares of its common stock at $7.60 per share to two investment funds managed by Special Value Investment Management in a private placement. Proceeds from the offering in the amount of $15,000,006, net of $1,354,000 in offering costs, were used for capital expenditures related to new product development activities and to repay borrowings under the revolving credit facility pending their use for new product development activities and for further development of lower cost manufacturing capabilities in accordance with the amended IRS tax ruling received by ATI in connection with the spin-off. Subsequent to January 3, 2002, at the request of the purchaser, the Company has the obligation to register these shares, plus an additional 386,800 shares of common stock that the purchasers owned prior to the offering, under the Securities Act of 1933, as amended, and to pay certain registration expenses.

The transaction satisfies the requirements of the tax ruling from the Internal Revenue Service (the IRS) regarding the tax-free status of the spin-off from ATI, as amended on July 12, 2000, which required the Company to complete an equity offering of $15,000,000 by April 30, 2001.

Cash and cash equivalents decreased $56,000 from $1,383,000 at December 31, 2000 to $1,327,000 at March 31, 2001. Cash provided by financing activities, including net proceeds of $13,646,000 from the issuance of common stock and $12,914,000 in increased borrowings under the credit facilities, were used to fund operating activities in the amount of $21,221,000 and capital expenditures of $5,284,000.

Net cash used in operating activities is primarily due to increases in inventory and decreases in accounts payable, accrued liabilities and income taxes partially offset by a decrease in accounts receivable. The increase in inventory is due to lower than anticipated sales. Accounts payable decreased due to reduced purchasing in response to higher inventory levels and to cost reduction initiatives implemented during first quarter 2001. The decrease in accrued liabilities is due to the payment of customer rebates and commissions in first quarter 2001 as well as to lower accruals of rebates, commissions, cooperative advertising and warranties due to lower sales in first quarter 2001 as compared with fourth quarter 2000. Accrued income tax decreased due to the payment of federal and state income taxes in first quarter 2001. The decrease in accounts receivable is primarily due to collections on seasonally higher sales in the fourth quarter of 2000.

For the three months ended March 31, 2000, cash used in operating activities of $13,471,000 and cash used in capital expenditures of $1,111,000 were funded by $14,918,000 from increased borrowings under the credit facilities.

The increase in cash used in operating activities in first quarter 2001 as compared to first quarter 2000 is due to lower net income in first quarter 2001, to a decrease in deferred tax assets in first quarter 2001 compared to an increase in first quarter 2000 resulting from changes in the underlying temporary differences in expense recognition for financial reporting and income tax purposes and to an increase in cash used for working capital requirements. Cash used for working capital requirements increased in first quarter 2001 due to a larger increase in inventory resulting from lower sales, to increased income tax payments related to the first full year as an independent public company and to increased rebate and cooperative advertising payments as well as lower accruals in 2001 based on sales levels. These increases in cash usage were partially offset by net cash provided by accounts receivable in first quarter 2001 as compared to net cash used in the comparable period of 2000.

The Company's working capital increased to $64,472,000 at March 31, 2001 from $46,488,000 at December 31, 2000. The current ratio increased to 2.3 at March 31, 2001 from 1.8 at December 31, 2000. The increase in working capital at March 31, 2001 was primarily due to higher inventory and deferred income tax asset balances as well as to lower accounts payable, accrued income tax, and accrued liability balances. These effects were partially offset by a lower accounts receivable balance and a higher current portion of long-term debt balance.

The Company has a $60,000,000 revolving bank credit facility that expires in November 2004. Borrowings under the facility are limited to borrowing base calculations based upon eligible account receivable, inventory, real property and machinery and equipment balances. The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $5,000,000. At March 31, 2001, there was $8,985,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

The Company's Canadian subsidiary has a CDN. $11,000,000 revolving bank line of credit facility, increasing by CDN. $1,000,000 for certain months of the year, a forward exchange contract facility of up to CDN. $2,000,000 and a letter of credit facility of up to CDN. $500,000. At March 31, 2001, the Company had CDN. $1,637,000 of borrowing availability remaining under the credit facility.

Due to the seasonality of the Company's pool products business, the extended payment term receivables offered during the winter months are collected during the spring and summer. This creates a seasonal peak in borrowing levels during the spring months.

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

Prior to November 29, 1999 the Company participated in the general liability, product liability, and workers' compensation insurance programs sponsored by ATI. The Company has since entered into general liability, product liability and workers' compensation insurance programs of its own. Insurance coverage under these programs are subject to policy deductibles for which the Company is at risk for losses. In connection with the spin-off, the Company has agreed to indemnify ATI for losses attributable to its operations prior to the spin-off. Reserves have been established based upon existing and estimated claims and historical experience in settling such matters. As a result of the spin-off, ATI transferred to the Company reserves for estimated losses under these insurance programs totaling $10,423,000 and related deferred taxes of $4,882,000. During 2000 and 2001, a number of these cases were settled and at March 31, 2001, the Company had reserves for estimated losses on claims existing at the time of the spin-off and estimated claims subsequent to the spin-off of $8,537,000. The actual settlements of claims under these insurance programs may differ from estimated reserves, but the possible range of loss in excess of those accrued is not reasonably estimable. Based upon currently available information, management does not believe that settlement of insurance claims will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

In connection with the spin-off, ATI received a tax ruling from the IRS stating that the spin-off would be tax-free to ATI and to ATI's stockholders. The continuing validity of the Internal Revenue Service tax ruling, as amended on July 12, 2000, is subject to certain factual representations and assumptions, including the completion of a required offering of the Company's common stock by April 30, 2001 and use of the proceeds from the offering, less associated costs, for further development of high quality, lower cost manufacturing capabilities, for product line extensions, to expand channels of distribution, to develop a self-sustaining product development process, and for acquisitions and/or joint ventures. Pursuant to the Separation and Distribution Agreement that Water Pik Technologies signed prior to the spin-off and pursuant to the supplemental ruling issued by the IRS to ATI modifying certain requirements imposed under the prior tax ruling, the Company agreed with ATI to undertake such an offering. In January 2001, the Company issued 1,973,685 shares of common stock at $7.60 per share in a private placement for gross proceeds of $15,000,006 to fulfill a material requirement of the ruling.

The Tax Sharing and Indemnification Agreement between ATI and Water Pik Technologies provides that the Company will indemnify ATI and its agents and representatives for taxes imposed on, and other amounts paid by, them or ATI's stockholders if the Company takes actions or fails to take actions that result in the spin-off not qualifying as a tax-free distribution. If any of the taxes or other amounts were to become payable by the Company, the payment could have a material adverse effect on the Company's business, results of operations, financial condition and cash flow and the amount the Company could be required to pay could exceed its net worth by a substantial amount.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000. There has been no significant change in the nature or amount of market risk since year-end.

PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 3, 2001, the Company sold 1,973,685 shares of common stock at $7.60 per share to two investment funds managed by Special Value Investment Management, LLC in a private placement. Proceeds from the offering in the amount of $15,000,006, net of $1,354,000 in offering costs, were used for capital expenditures related to new product development activities and to repay borrowings under the revolving credit facility pending their future use for new product development activities and for further development of lower cost manufacturing capabilities in accordance with the amended IRS tax ruling received by ATI in connection with the spin-off. The shares of common stock were issued to the investment funds in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Subsequent to January 3, 2002, at the request of the purchaser, the Company has the obligation to register these shares, plus an additional 386,800 shares of common stock that the purchasers owned prior to the offering, under the Securities Act of 1933, as amended, and to pay certain registration expenses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits -

              *10.1   1999 Non-Employee Director Stock Compensation Plan of
                      Water Pik Technologies, Inc., as amended

              *10.2   Employee Stock Purchase Plan of Water Pik Technologies,
                      Inc., as amended

              *10.3   Performance Share Program of Water Pik Technologies, Inc.

              *10.4   2001 Annual Incentive Plan of Water Pik Technologies, Inc.

-----------
*  Management contract or compensatory plan or arrangement.


        (b)    Reports on Form 8-K Filed in the first quarter of 2001 -

               The Company filed a current report on Form 8-K on January 11, 2001 under Item 5 announcing the sale of 1,973,685 shares of its common stock in a private placement for aggregate gross proceeds to the Company of $15,000,006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WATER PIK TECHNOLOGIES, INC.


Date: May 15, 2001             By:        /s/   Michael P. Hoopis
                                   --------------------------------------------
                                   Michael P. Hoopis
                                   President and Chief Executive Officer


Date: May 15, 2001             By:         /s/  Victor C. Streufert
                                   --------------------------------------------
                                   Victor C. Streufert
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

              *10.1   1999 Non-Employee Director Stock Compensation Plan of
                      Water Pik Technologies, Inc., as amended

              *10.2   Employee Stock Purchase Plan of Water Pik Technologies,
                      Inc., as amended

              *10.3   Performance Share Program of Water Pik Technologies, Inc.

              *10.4   2001 Annual Incentive Plan of Water Pik Technologies, Inc.

--------------
* Management contract or compensatory plan or arrangement.