Form 10-Q
period 2001-06-30
WATER PIK TECHNOLOGIES INC
filed 2001-08-14
CIK 1094286

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________________ TO _________________

                         COMMISSION FILE NUMBER 1-15297

                          WATER PIK TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                             25-1843384
-------------------------------                              -------------------
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

     The number of shares of Common Stock outstanding on August 10, 2001 was 12,245,677 shares.

                          WATER PIK TECHNOLOGIES, INC.

                                      INDEX

                                                                                     Page Number
                                                                                     -----------

Part I - Financial Information

    Item 1.     Consolidated Financial Statements

                Consolidated Balance Sheets - June 30, 2001 (unaudited) and
                December 31, 2000                                                         3

                Consolidated Statements of Income - Three months and six months
                ended June 30, 2001 and 2000 (unaudited)                                  4

                Consolidated Statements of Cash Flows - Six months
                ended June 30, 2001 and 2000 (unaudited)                                  5

                Notes to Consolidated Financial Statements (unaudited)                    6

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                      12

    Item 3.     Quantitative and Qualitative Disclosures About Market Risk               18

Part II - Other Information

    Item 4.     Submission of Matters to a Vote of Security Holders                      19

    Item 6.     Exhibits and Reports on Form 8-K                                         20

    Signatures                                                                           21

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                          WATER PIK TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
             (In thousands, except for share and per share amounts)

                                                                                   June 30,       December 31,
                                                                                     2001            2000
                                                                                   ---------      ------------
                                                                                  (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                       $   2,428       $   1,383
   Accounts receivable, less allowances for doubtful accounts of
       $2,054 at June 30, 2001 and $1,910 at December 31, 2000                        45,385          62,519
   Inventories                                                                        37,016          33,866
   Deferred income taxes                                                               4,697           6,877
   Prepaid expenses and other current assets                                           1,460           2,284
                                                                                   ---------       ---------
TOTAL CURRENT ASSETS                                                                  90,986         106,929
Property, plant and equipment, net                                                    49,927          42,364
Cost in excess of net assets acquired, net                                            19,280          20,109
Deferred income taxes                                                                  4,533           1,760
Other assets                                                                           2,190           2,034
                                                                                   ---------       ---------
TOTAL ASSETS                                                                       $ 166,916       $ 173,196
                                                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $  18,325       $  26,255
   Accrued income taxes                                                                  696           3,284
   Accrued liabilities                                                                15,505          25,162
   Current portion of long-term debt                                                   4,829           5,740
                                                                                   ---------       ---------
TOTAL CURRENT LIABILITIES                                                             39,355          60,441
Long-term debt, less current portion                                                  36,866          36,995
Other accrued liabilities                                                              7,813           9,013
                                                                                   ---------       ---------
TOTAL LIABILITIES                                                                     84,034         106,449

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued             --              --
   Common stock, $0.01 par value: 50,000,000 shares authorized;
       12,245,011 and 9,923,685 shares issued and outstanding at
       June 30, 2001 and December 31, 2000, respectively                                 122              99
   Additional paid-in capital                                                         76,282          60,064
   Retained earnings                                                                  13,930          11,399
   Equity adjustments due to stock plans                                              (6,863)         (4,314)
   Accumulated comprehensive loss                                                       (589)           (501)
                                                                                   ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                            82,882          66,747
                                                                                   ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 166,916       $ 173,196
                                                                                   =========       =========


See accompanying notes

                          WATER PIK TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except for share and per share amounts)
                                   (Unaudited)

                                                          Three Months Ended                    Six Months Ended
                                                               June 30,                              June 30,
                                                    ------------------------------       ------------------------------
                                                        2001              2000               2001              2000
                                                    ------------       -----------       ------------       -----------

SALES                                               $     73,475       $    77,722       $    129,649       $   144,826
Cost and expenses:
   Cost of sales                                          48,219            50,618             86,453            95,400
   Selling expenses                                       12,127            12,184             23,577            24,280
   General and administrative expenses                     7,156             8,633             14,098            16,996
                                                    ------------       -----------       ------------       -----------
                                                          67,502            71,435            124,128           136,676
                                                    ------------       -----------       ------------       -----------
Income before other income and expenses                    5,973             6,287              5,521             8,150
Interest expense                                             967             1,143              1,850             2,144
Other income, net                                           (392)             (103)              (492)             (163)
                                                    ------------       -----------       ------------       -----------
INCOME BEFORE INCOME TAXES                                 5,398             5,247              4,163             6,169
Provision for income taxes                                 2,115             2,167              1,632             2,548
                                                    ------------       -----------       ------------       -----------
NET INCOME                                          $      3,283       $     3,080       $      2,531       $     3,621
                                                    ============       ===========       ============       ===========

BASIC NET INCOME PER COMMON SHARE                   $       0.28       $      0.31       $       0.22       $      0.37
                                                    ============       ===========       ============       ===========
DILUTED NET INCOME PER COMMON SHARE                 $       0.28       $      0.31       $       0.21       $      0.37
                                                    ============       ===========       ============       ===========

SHARES USED IN PER SHARE CALCULATION - BASIC          11,825,000         9,882,000         11,734,000         9,812,000
                                                    ============       ===========       ============       ===========
SHARES USED IN PER SHARE CALCULATION - DILUTED        11,911,000         9,885,000         11,801,000         9,828,000
                                                    ============       ===========       ============       ===========


See accompanying notes

                          WATER PIK TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                  -----------------------
                                                                    2001           2000
                                                                  --------       --------

OPERATING ACTIVITIES:
Net income                                                        $  2,531       $  3,621
Adjustments to reconcile net income to net cash used
   in operating activities:
    Depreciation and amortization                                    4,504          4,935
    Deferred income taxes                                             (593)           923
    Compensation expense arising from stock awards                     196            145
    Gain on sale of property, plant and equipment                     (315)            --
    Change in operating assets and liabilities:
      Accounts receivable                                           17,114         12,350
      Inventories                                                   (3,204)        (5,684)
      Accounts payable                                              (7,913)        (1,365)
      Accrued liabilities                                           (9,814)        (2,993)
      Accrued income taxes                                          (2,561)         1,075
      Other assets and liabilities                                    (785)           170
                                                                  --------       --------
    CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                   (840)        13,177
                                                                  --------       --------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                      (10,955)        (3,779)
   Disposals of property, plant and equipment                          348             72
                                                                  --------       --------
    CASH USED IN INVESTING ACTIVITIES                              (10,607)        (3,707)
                                                                  --------       --------
FINANCING ACTIVITIES:
   Net borrowings under credit facilities                             (977)        (9,531)
   Net proceeds from common stock offering                          13,646             --
   Principal payments on capital leases                                (85)          (113)
                                                                  --------       --------
    CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 12,584         (9,644)
                                                                  --------       --------

Effect of exchange rate changes on cash and cash equivalents           (92)           (24)
                                                                  --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     1,045           (198)

Cash and cash equivalents at beginning of period                     1,383          1,514
                                                                  --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  2,428       $  1,316
                                                                  ========       ========


SUPPLEMENTAL INFORMATION

Cash paid during the period:
  Interest                                                        $  1,794       $  2,025
  Taxes                                                           $  4,616       $    555


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

SPIN-OFF FROM ALLEGHENY TELEDYNE INCORPORATED

Water Pik Technologies became an independent public company on November 29, 1999 when Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated ("ATI"), distributed all of the common stock of Water Pik Technologies to the stockholders of ATI in a tax-free transaction (the "spin-off"). Stockholders of ATI received one share of Company common stock for every 20 shares of ATI stock. Following the spin-off, ATI held no equity interest in the Company.

Water Pik Technologies consists of the former consumer products segment of ATI, which includes the operations of the Teledyne Water Pik division with operations in the U.S. and Canada and the Teledyne Laars division with operations in the U.S. and Canada.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts reported in previous years have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on reported results of operations or stockholders' equity. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year ended December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The absence of goodwill amortization is expected to result in an increase in net income of $1,042,000 ($0.09 per share) per year. The Company will perform the first of the required impairment tests of goodwill, which is classified as cost in excess of net assets acquired in the accompanying consolidated balance sheets, as of January 1, 2002 and is currently evaluating the impact of adopting SFAS No. 142.

In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which addresses the classification of shipping and handling costs and the related revenue. The Company adopted EITF Issue 00-10 in the fourth quarter of 2000 resulting in a reclassification of outgoing freight costs from a deduction in arriving at net sales to an expense in cost of sales. In accordance with the guidance, outgoing freight costs for all prior periods presented have been reclassified. As a result of the reclassification, sales and cost of sales for the three months ended June 30, 2000 increased $2,062,000 to $77,722,000 and $50,618,000, respectively, and sales and cost of sales for the six months ended June 30, 2000 increased $3,997,000 to $144,826,000 and $95,400,000, respectively. These reclassifications had no effect on reported gross profit or results of operations.

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

2. INVENTORIES

Inventories are stated at the lower of cost (last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods) or market. Inventories consist of the following:

                                                                   June 30,     December 31,
                                                                     2001           2000
                                                                   --------     ------------
                                                                       (In thousands)

Raw materials and supplies                                         $ 13,045       $ 12,207
Work-in-process                                                       6,538          5,273
Finished goods                                                       22,169         21,026
                                                                   --------       --------
Total inventories at current cost                                    41,752         38,506
Less: Allowances to reduce current cost values to LIFO basis         (4,736)        (4,640)
                                                                   --------       --------
Total inventories                                                  $ 37,016       $ 33,866
                                                                   ========       ========

Inventories determined using the LIFO cost method were $30,635,000 at June 30, 2001 and $28,515,000 at December 31, 2000, net of the respective LIFO reserves. The remainder of inventory was determined using the FIFO cost method.

3. LONG-TERM DEBT

Long-term debt is comprised of the following:

                                           June 30,         December 31,
                                             2001              2000
                                           --------         -----------
                                                 (In thousands)

Revolving credit facility                  $ 36,791          $ 36,845
Canadian revolving credit facility            1,499             2,399
8 percent promissory note                     3,158             3,133
Capitalized leases                              247               358
                                           --------          --------
                                             41,695            42,735
Less:  Current portion                       (4,829)           (5,740)
                                           --------          --------
Long-term debt                             $ 36,866          $ 36,995
                                           ========          ========

On June 29, 2001, the Company voluntarily amended its revolving credit facility to modify certain terms of the agreement dated November 29, 1999. The agreement was modified to increase the concentration limits of eligible accounts receivable from major customers, to provide an option for the release of mortgages on real property which secure the revolving credit facility to enable financing with alternate lenders upon approval, to waive a reduction in real property and machinery and equipment availability pursuant to the completion of the required equity offering, to increase intercompany indebtedness limitations and to modify certain financial covenants.

4. STOCKHOLDERS' EQUITY

On May 7, 2001, certain officers of the Company exercised their rights under the Company's Stock Acquisition and Retention Program (SARP) to acquire an aggregate of 220,892 shares of the Company's common stock for $1,746,000 based on the average quoted market price of the shares for the ten days preceding the date of purchase. Payment for the purchased shares was in the form of full-recourse notes receivable by the Company from the officers which bear interest at 5.4 percent per annum and are payable in level monthly payments of principal and interest beginning on the fifth anniversary of the notes. The aggregate amount of notes receivable from officers related to the purchase of shares under the SARP was $4,581,000 and $2,835,000 as of June 30, 2001 and December 31, 2000,
respectively, and is classified, along with the related interest receivable, as a reduction in stockholders' equity. Further, pursuant to the SARP, the Company awarded one share of restricted common stock of the Company at no cost to the officers for every two shares purchased under the SARP, for a total of 110,446 shares with an aggregate market value on the date of issuance of $873,000. The restrictions on the restricted shares lapse five years from the date of grant. The amounts are being amortized as compensation expense on a straight-line basis over the period of restrictions and the unamortized balance is classified as a reduction of stockholders' equity.

On January 3, 2001, the Company sold 1,973,685 shares of common stock at $7.60 per share to two investment funds managed by Special Value Investment Management, LLC in a private placement. Proceeds from the offering in the amount of $15,000,006, less $1,354,000 in offering costs, were used for capital expenditures related to new product development activities and to repay borrowings under the Company's revolving credit facility pending their use for new product development activities and for further development of lower cost manufacturing capabilities in accordance with the amended IRS tax ruling received by ATI in connection with the spin-off. Subsequent to January 3, 2002, at the request of the purchaser, the Company has the obligation to register these shares, plus an additional 386,800 shares of common stock that the purchasers owned prior to the offering, under the Securities Act of 1933, as amended, and to pay certain registration expenses.

5. COMPREHENSIVE INCOME

The components of comprehensive income were as follows (in thousands):

                                               Three Months Ended                 Six Months Ended
                                                    June 30,                          June 30,
                                            ------------------------          ------------------------
                                             2001             2000             2001             2000
                                            -------          -------          -------          -------

Net Income                                  $ 3,283          $ 3,080          $ 2,531          $ 3,621
Foreign currency translation losses             (91)            (233)             (88)            (186)
                                            -------          -------          -------          -------
Comprehensive income                        $ 3,192          $ 2,847          $ 2,443          $ 3,435
                                            =======          =======          =======          =======

6. INCOME TAXES

The provision for income taxes for the 2001 and 2000 interim periods was computed in accordance with FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods," and was based on projections of total year pretax income in accordance with SFAS No. 109, "Accounting for Income Taxes." The effective income tax rate was 39.1 percent for the three months and six months ended June 30, 2001 and 41.3 percent for the three months and six months ended June 30, 2000. The decrease in the effective tax rate in 2001 is due to a more favorable apportionment method for state income taxes and to the identification and utilization of state tax credits and research and development credits not utilized in prior years.

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

As a consumer goods manufacturer and distributor, the Company is subject to continuing risk of product liability and related lawsuits involving claims for substantial monetary damages. The Company is party to various personal injury and property damage lawsuits and claims relating to its products and other routine litigation incidental to its business. The Company has general liability, product liability and workers' compensation insurance coverage. The Company's insurance coverage provides that the Company is responsible for policy deductibles and an allocation of legal costs and expenses. Loss accruals have been recorded in accordance with SFAS No. 5, "Accounting for Contingencies" to cover the portion of liability claims not covered by insurance policies. Such accruals are based on estimates which include information provided by the Company's insurance company, claims adjusters and insurance broker, taking into account prior experience, numbers of claims, discussions with legal counsel and other relevant factors. The methods of making such estimates and establishing the resulting accrual are reviewed on a regular basis and any adjustments resulting therefrom are reflected in current operating results.

The Company has recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $8,083,000 and $9,503,000 as of June 30, 2001 and December 31, 2000, respectively. The amount related to product and general liability lawsuits and asserted claims and incurred but not reported claims was $7,355,000 and $9,230,000 as of June 30, 2001 and December 31, 2000,
respectively. The remaining amount relates to workers' compensation claims, both asserted and incurred but not reported.

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

8. EARNINGS PER SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted shares and outstanding stock options using the "treasury stock" method.

A reconciliation of weighted average shares outstanding, used to calculate basic net income per common share, to weighted average shares outstanding assuming dilution, used to calculate diluted net income per common share, follows (in thousands):

                                                                         Three Months Ended            Six Months Ended
                                                                              June 30,                     June 30,
                                                                        --------------------         --------------------
                                                                         2001          2000           2001          2000
                                                                        ------         -----         ------         -----

Weighted average common shares outstanding - basic                      11,825         9,882         11,734         9,812
Dilutive effect of employee stock options and restricted shares             86             3             67            16
                                                                        ------         -----         ------         -----
Weighted average common shares outstanding - diluted                    11,911         9,885         11,801         9,828
                                                                        ======         =====         ======         =====


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

Information on the Company's business segments is as follows (in thousands):

                                                  Three Months Ended                   Six Months Ended
                                                       June 30,                             June 30,
                                              --------------------------          ----------------------------
                                                2001              2000               2001               2000
                                              --------          --------          ---------          ---------

Sales:

    Personal Health Care                      $ 28,770          $ 29,196          $  56,377          $  57,461
    Pool Products and Heating Systems           44,705            48,526             73,272             87,365
                                              --------          --------          ---------          ---------
Total Sales                                   $ 73,475          $ 77,722          $ 129,649          $ 144,826
                                              ========          ========          =========          =========

Operating profit:
    Personal Health Care                      $    380          $    577          $   1,654          $   1,577
    Pool Products and Heating Systems            5,593             5,710              3,867              6,573
                                              --------          --------          ---------          ---------
Total operating profit                           5,973             6,287              5,521              8,150
Interest expense                                   967             1,143              1,850              2,144
Other income                                      (392)             (103)              (492)              (163)
                                              --------          --------          ---------          ---------
Income before taxes                           $  5,398          $  5,247          $   4,163          $   6,169
                                              ========          ========          =========          =========

                                               June 30,       December 31,
                                                 2001             2000
                                               --------       ------------

 Identifiable assets:
     Personal Health Care                      $ 62,043         $ 53,842
     Pool Products and Heating Systems           93,431          108,867
     Corporate                                   11,442           10,487
                                               --------         --------
 Total identifiable assets                     $166,916         $173,196
                                               ========         ========

Total international sales were $12,334,000 and $22,148,000 for the three months and six months ended June 30, 2001, respectively, and $14,344,000 and $26,465,000 for the three months and six months ended June 30, 2000, respectively. Of these amounts, sales by operations in the United States to customers in other countries amounted to $3,354,000 and $7,852,000 for the three months and six months ended June 30, 2001, respectively, and $5,261,000 and $10,159,000 for the three months and six months ended June 30, 2000, respectively.

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

Total sales of the Company's two segments for the three months and six months ended June 30, 2001 and 2000 are summarized below:


                                            Three Months Ended                     Six Months Ended
                                                 June 30,                               June 30,
                                    ----------------------------------    -------------------------------------
                                          2001               2000                2001                2000
                                    ---------------    ---------------    -----------------    ----------------
                                                             (Dollars in thousands)
Segment

Personal Health Care                $28,770    39.2%   $29,196    37.6%   $ 56,377     43.5%   $ 57,461    39.7%
Pool Products and Heating Systems    44,705    60.8%    48,526    62.4%     73,272     56.5%     87,365    60.3%
                                    -------   -----    -------   -----    --------    -----    --------   -----
Total Sales                         $73,475   100.0%   $77,722   100.0%   $129,649    100.0%   $144,826   100.0%
                                    =======   =====    =======   =====    ========    =====    ========   =====

RESULTS OF OPERATIONS

Consolidated Results of Operations

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                               ----------------------------------   ------------------------------
                                                 2001         2000       % Change     2001        2000    % Change
                                               ---------    ---------    --------   --------    --------  --------
                                                                       (Dollars in thousands)

Sales                                          $  73,475    $  77,722      (5.5%)   $129,649    $144,826    (10.5%)
Gross profit                                   $  25,256    $  27,104      (6.8%)   $ 43,196    $ 49,426    (12.6%)
Operating profit                               $   5,973    $   6,287      (5.0%)   $  5,521    $  8,150    (32.3%)
Gross profit as a percentage of sales               34.4%        34.9%                  33.3%       34.1%
Operating profit as a percentage of sales            8.1%         8.1%                   4.3%        5.6%
International sales as a percentage of sales        16.8%        18.5%                  17.1%       18.3%

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

Sales for the three months ended June 30, 2001 were $73,475,000, representing a decrease of $4,247,000 or 5.5 percent over the comparable period in 2000, primarily due to lower sales in the Pool Products and Heating Systems segment. Gross profit (sales less cost of sales) as a percentage of sales for the three months ended June 30, 2001 decreased to 34.4 percent compared with 34.9 percent for the three months ended June 30, 2000. The decline in gross profit percentage was due primarily to lower sales resulting in fixed manufacturing costs increasing as a percentage of sales, to a less profitable sales mix and to higher freight costs.

Operating profit (gross profit less selling expenses and general and administrative expenses) decreased $314,000 to $5,973,000 for the three months ended June 30, 2001 from $6,287,000 for the three months ended June 30, 2000. The decrease in gross profit of $1,848,000 resulting primarily from lower sales of pool products and heating systems products was partially offset by a $1,534,000 decrease in selling, general and administrative expenses.

Selling expenses decreased $57,000 to $12,127,000 for the three months ended June 30, 2001 from $12,184,000 for the three months ended June 30, 2000. The decrease is due to the lower sales levels and to cost reduction initiatives partially offset by increases in spending related to new products to be introduced in the second half of 2001.

General and administrative expenses decreased $1,477,000 to $7,156,000 for the three months ended June 30, 2001 from $8,633,000 for the three months ended June 30, 2000. This improvement is primarily due to cost reduction measures implemented in 2001 partially offset by an increase in research and development expense related to new product development.

Interest expense, which relates to borrowings under the Company's credit facilities and to the promissory note issued in connection with an acquisition, decreased $176,000 to $967,000 for the three months ended June 30, 2001 from $1,143,000 for the three months ended June 30, 2000. This decrease is due to lower average balances outstanding under the credit facilities during second quarter 2001 compared to second quarter 2000 as net offering proceeds of $13,646,000 were used to repay borrowings pending their use for new product development activities and for further development of lower cost manufacturing capabilities in accordance with the amended IRS tax ruling received by ATI in connection with the spin-off. Additionally, the weighted average interest rate on borrowings during second quarter 2001 was lower than the weighted average rate during second quarter 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Sales for the six months ended June 30, 2001 were $129,649,000, representing a decrease of $15,177,000 or 10.5 percent over the comparable period in 2000, primarily due to lower sales in the Pool Products and Heating Systems segment. Gross profit (sales less cost of sales) as a percentage of sales for the six months ended June 30, 2001 decreased to 33.3 percent compared with 34.1 percent for the six months ended June 30, 2000 primarily due to the lower sales volume as discussed above, to a less profitable sales mix and to higher freight costs.

Operating profit (gross profit less selling expenses and general and administrative expenses) decreased $2,629,000 to $5,521,000 for the six months ended June 30, 2001 from $8,150,000 for the six months ended June 30, 2000. The decrease in gross profit of $6,230,000 resulting primarily from lower sales of pool products and heating systems products was partially offset by a $3,601,000 decrease in selling, general and administrative expenses.

Selling expenses decreased $703,000 to $23,577,000 for the six months ended June 30, 2001 from $24,280,000 for the six months ended June 30, 2000. The decrease relates primarily to the lower sales levels as well as to cost reduction initiatives implemented in 2001 to mitigate the impact of lower sales.

General and administrative expenses decreased $2,898,000 to $14,098,000 for the six months ended June 30, 2001 from $16,996,000 for the six months ended June 30, 2000. This improvement is primarily due to cost cutting measures implemented in first and second quarter 2001 and to higher initial costs experienced in the first quarter of 2000 subsequent to the spin-off from ATI partially offset by an increase in research and development expense related to new product development.

Interest expense decreased $294,000 to $1,850,000 for the six months ended June 30, 2001 from $2,144,000 for the six months ended June 30, 2000. This decrease is due to lower average balances outstanding under the credit facilities during the six months ended June 30, 2001 compared to the same period in 2000 as net offering proceeds of $13,646,000 were used to repay borrowings pending their use for new product development activities and for further development of lower cost manufacturing capabilities in accordance with the amended IRS tax ruling received by ATI in connection with the spin-off. Additionally, the weighted average interest rate on borrowings during 2001 was lower than the weighted average rate during 2000.

PERSONAL HEALTH CARE

                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
                                               -------------------------------   ----------------------------
                                                 2001        2000    % Change     2001       2000    % Change
                                               -------     -------    --------   -------    -------  --------
                                                                    (Dollars in thousands)

Sales                                          $28,770     $29,196      (1.5%)   $56,377    $57,461    (1.9%)
Operating profit                               $   380     $   577     (34.1%)   $ 1,654    $ 1,577     4.9%
Operating profit as a percentage of sales          1.3%        2.0%                  2.9%       2.7%
International sales as a percentage of sales      20.2%       19.9%                 18.6%      19.8%


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

Sales in the Personal Health Care segment for the three months ended June 30, 2001 were $28,770,000, a decrease of $426,000 or 1.5 percent over the comparable period in 2000, reflecting the continued difficult U.S. retail environment. Lower sales of showerheads and water treatment products offset increased consumer oral health sales, including increased sales of the Water Pik(TM) flosser and oral irrigators.

Operating profit decreased $197,000 to $380,000 for the three months ended June 30, 2001 from $577,000 for the three months ended June 30, 2000. The decrease in operating profit is due to lower sales and a less profitable sales mix as well as to an increase in research and development expenses related to new product development partially offset by cost reduction initiatives implemented in 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Sales in the Personal Health Care segment for the six months ended June 30, 2001 were $56,377,000, a decrease of $1,084,000 or 1.9 percent over the comparable period in 2000, reflecting the difficult U.S. retail environment. Lower sales of showerheads, water treatment products and professional oral health products offset increased consumer oral health sales, including increased sales of the Water Pik(TM) flosser and oral irrigators.

Operating profit increased $77,000 to $1,654,000 for the six months ended June 30, 2001 from $1,577,000 for the six months ended June 30, 2000. The increase in operating profit is due to cost reduction initiatives partially offset by the impact of lower sales, a less profitable sales mix, and an increase in research and development expenses related to new product development.

POOL PRODUCTS AND HEATING SYSTEMS

                                                    Three Months Ended               Six Months Ended
                                                         June 30,                        June 30,
                                              ------------------------------   ----------------------------
                                               2001       2000      % Change    2001       2000    % Change
                                              -------    -------    --------   -------    -------  --------
                                                                   (Dollars in thousands)

Sales                                         $44,705    $48,526      (7.9%)   $73,272    $87,365    (16.1%)
Operating profit                              $ 5,593    $ 5,710      (2.0%)   $ 3,867    $ 6,573    (41.2%)
Operating profit as a percentage of sales        12.5%      11.8%                  5.3%       7.5%
International sales as a percentage of sales     14.6%      17.6%                 15.9%      17.2%


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

Sales in the Pool Products and Heating Systems segment were $44,705,000 for the three months ended June 30, 2001, a decrease of $3,821,000 or 7.9 percent from the comparable period of 2000. This decrease is primarily due to the challenging U.S. economic environment as well as to continued high customer inventory levels resulting from aggressive customer purchasing during the fourth quarter 2000 and unusually wet weather patterns in the Sunbelt states in 2001 compared to 2000.

Operating profit decreased $117,000 to $5,593,000 for the three months ended June 30, 2001 from $5,710,000 in the comparable period of 2000. Operating profit as a percentage of sales increased to 12.5 percent for the three months ended June 30, 2001 from 11.8 percent in the three months ended June 30, 2000. Cost reduction initiatives implemented in the first and second quarter 2001 contributed to the improvement in the operating profit percentage.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Sales in the Pool Products and Heating Systems segment were $73,272,000 for the six months ended June 30, 2001, a decrease of $14,093,000 or 16.1 percent from the comparable period of 2000. The decrease is primarily due to the challenging U.S. economic environment compounded by high customer inventory levels resulting from aggressive customer purchasing during the fourth quarter 2000, unusually wet weather patterns in the Sunbelt states and a prolonged winter in the Northern states in 2001 compared to 2000.

Operating profit decreased $2,706,000 to $3,867,000 for the six months ended June 30, 2001 from $6,573,000 in the comparable period of 2000. This decrease is due to lower sales across all product lines within the segment partially offset by the impact of cost reduction initiatives implemented in the first and second quarter 2001.

SEASONALITY

Our business is highly seasonal, with operating results varying from quarter to quarter. The Personal Health Care segment has historically experienced higher sales in the fourth quarter of each year due to stronger retail demand during the holiday season. The Pool Products and Heating Systems segment has historically experienced higher sales in the second and fourth quarters of each year as customers purchase such products in preparation for the cooler weather and in anticipation of the warm spring and summer months. In addition, as a result of the seasonality of sales, the Pool Products and Heating Systems segment offers incentive programs and extended payment terms to encourage pool product customers to purchase products during the winter months, as is consistent with industry practice. These normal seasonal variations in operating results can also be impacted by short-term trends including changes in the economic environment and weather patterns.

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

On January 3, 2001, the Company sold 1,973,685 shares of its common stock at $7.60 per share to two investment funds managed by Special Value Investment Management in a private placement. Proceeds from the offering in the amount of $15,000,006, less $1,354,000 in offering costs, were used for capital expenditures related to new product development activities and to repay borrowings under the revolving credit facility pending their use for new product development activities and for further development of lower cost manufacturing capabilities in accordance with the amended IRS tax ruling received by ATI in connection with the spin-off. Subsequent to January 3, 2002, at the request of the purchaser, the Company has the obligation to register these shares, plus an additional 386,800 shares of common stock that the purchasers owned prior to the offering, under the Securities Act of 1933, as amended, and to pay certain registration expenses. The transaction satisfies the requirements of the tax ruling from the Internal Revenue Service (the IRS) regarding the tax-free status of the spin-off from ATI, as amended on July 12, 2000, which required the Company to complete a $15,000,000 equity offering by April 30, 2001.

Cash and cash equivalents increased $1,045,000 from $1,383,000 at December 31, 2000 to $2,428,000 at June 30, 2001. Cash provided by financing activities, including net proceeds of $13,646,000 from the issuance of common stock partially offset by $977,000 in decreased borrowings under the credit facilities, were used to fund capital expenditures of $10,607,000 and operating activities in the amount of $840,000.

Net cash used in operating activities is primarily due to decreases in accounts payable, accrued liabilities and income taxes and to an increase in inventory, partially offset by a decrease in accounts receivable. Accounts payable decreased due to reduced purchasing in response to higher inventory levels and to cost reduction initiatives implemented during first and second quarter 2001. The decrease in accrued liabilities is due to the payment of customer rebates and commissions in first quarter 2001 as well as to lower accruals of rebates, commissions, cooperative advertising and warranties due to lower sales in first and second quarter 2001 as compared with fourth quarter 2000. Accrued income tax decreased due to the payment of federal and state income taxes in first quarter 2001. Inventory increased due to normal seasonal fluctuations as well as to lower than anticipated sales. The decrease in accounts receivable is primarily due to collections on seasonally higher sales in the fourth quarter of 2000.

For the six months ended June 30, 2000, cash provided by operating activities of $13,177,000 was used to fund capital expenditures of $3,707,000 and to repay borrowings under the credit facilities.

Cash used in operating activities was $840,000 for the six months ended June 30, 2001 as compared to cash provided by operating activities of $13,177,000 during the same period in 2000. This fluctuation is due to lower net income in 2001, to an increase in cash used for working capital requirements and to an increase in deferred tax assets from December 31, 2000 to June 30, 2001 compared to a decrease over the same period of 2000 resulting from changes in the underlying temporary differences in expense recognition for financial reporting and income tax purposes. Cash used for working capital requirements increased in the six months ended June 30, 2001 compared to the same period in 2000 due to decreased accounts payable resulting from reduced purchasing in 2001 in response to higher inventory levels and from cost reduction initiatives implemented during first and second quarter 2001, to increased income tax payments related to the first full year as an independent public company and to increased rebate and cooperative advertising payments as well as lower accruals in 2001 based on lower sales levels. These increases in cash usage were partially offset by a larger decrease in accounts receivable due primarily to lower sales in first and second quarter 2001 as compared to the comparable period of 2000 and to a smaller increase in inventory due to lower production in response to lower sales.

The Company's working capital increased to $51,631,000 at June 30, 2001 from $46,488,000 at December 31, 2000. The current ratio increased to 2.3 at June 30, 2001 from 1.8 at December 31, 2000. The increase in working capital at June 30, 2001 was primarily due to higher inventory balances as well as to lower accounts payable, accrued income tax, accrued liability and current-portion of long-term debt balances. These effects were partially offset by lower accounts receivable and current deferred income tax asset balances.

The Company has a $60,000,000 revolving bank credit facility that expires in November 2004. Borrowings under the facility are limited to borrowing base calculations based upon eligible accounts receivable, inventory, real property and machinery and equipment balances. The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $5,000,000. In June 2001, the credit facility was amended to modify certain terms of the agreement including to increase the concentration limits of eligible accounts receivable from major customers, to provide an option for the release of mortgages on real property which secure the revolving credit facility to enable financing with alternate lenders upon approval to waive a reduction in real property and machinery and equipment availability pursuant to the completion of the required equity offering, to increase intercompany indebtedness limitations and to modify certain financial covenants. At June 30, 2001, there was $11,787,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

The Company's Canadian subsidiary has a CDN. $11,000,000 revolving bank line of credit facility, increasing by CDN. $1,000,000 for certain months of the year, a forward exchange contract facility of up to CDN. $2,000,000 and a letter of credit facility of up to CDN. $500,000. Borrowings under the facility are due on demand. At June 30, 2001, the Company had CDN. $4,945,000 of borrowing availability remaining under the credit facility.

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

The Company currently anticipates that no cash dividends will be paid on Water Pik Technologies common stock in order to conserve cash to fund the Company's growth. In addition, the terms of the Company's credit facilities prohibit the Company from paying dividends.

Prior to November 29, 1999 the Company participated in the general liability, product liability, and workers' compensation insurance programs sponsored by ATI. The Company has since entered into general liability, product liability and workers' compensation insurance programs of its own. Insurance coverage under these programs are subject to policy deductibles for which the Company is at risk for losses. In connection with the spin-off, the Company has agreed to indemnify ATI for losses attributable to its operations prior to the spin-off. Reserves have been established based upon existing and estimated claims and historical experience in settling such matters. As a result of the spin-off, ATI transferred to the Company reserves for estimated losses under these insurance programs totaling $10,423,000 and related deferred taxes of $4,882,000. During 2000 and 2001, a number of these cases were settled. The Company has recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $8,083,000 and $9,503,000 as of June 30, 2001 and December 31, 2000, respectively. The amount related to product and general liability lawsuits and asserted claims and incurred but not reported claims was $7,355,000 and $9,230,000 as of June 30, 2001 and December 31, 2000, respectively. The remaining amount relates to workers' compensation claims, both asserted and incurred but not reported. The actual settlements of claims under these insurance programs may differ from estimated reserves, but the possible range of loss in excess of those accrued is not reasonably estimable. Based upon currently available information, management does not believe that settlement of insurance claims will have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

In connection with the spin-off, ATI received a tax ruling from the IRS stating that the spin-off would be tax-free to ATI and to ATI's stockholders. The continuing validity of the Internal Revenue Service tax ruling, as amended on July 12, 2000, is subject to certain factual representations and assumptions, including use of the proceeds of the required offering of the Company's common stock completed January 3, 2001, for further development of high quality, lower cost manufacturing capabilities, for product line extensions, to expand channels of distribution, to develop a self-sustaining product development process, and for acquisitions and/or joint ventures. Pursuant to the Separation and Distribution Agreement that Water Pik Technologies signed prior to the spin-off and pursuant to the supplemental ruling issued by the IRS to ATI modifying certain requirements imposed under the prior tax ruling, the Company agreed with ATI to undertake such an offering. The January 2001 private placement fulfilled a material requirement of the ruling.

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

PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Water Pik Technologies, Inc. was held on April 26, 2001. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for the purpose of:

(i) Election of a class of two directors for a three-year term expiring in 2004;

(ii) Amendment of the Company's 1999 Non-Employee Director Stock Compensation Plan;

(iii)  Amendment of the Company's Employee Stock Purchase Plan; and

(iv) Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for 2001.

There was no solicitation in opposition to management's nominees for directors and all of management's nominees were elected.

At the meeting, Michael P. Hoopis and William G. Ouchi were elected as directors for three-year terms expiring in 2004, the amendments to the 1999 Non-Employee Director Stock Compensation Plan and the Employee Stock Purchase Plan were approved and the appointment of Ernst & Young LLP as independent public auditors was ratified.

The tables below summarize the results of the stockholder vote:

                                                             Number              Percentage
                                                           ----------            ----------

Shares outstanding and entitled to vote                    11,910,673              100.0%
Shares represented in person or by proxy at meeting        10,529,309               88.4%
Shares not voted at meeting                                 1,381,364               11.6%

Proposal one (Election of Directors)

Breakdown of votes cast for each nominee

                                     Votes For        Votes Withheld
                                     ---------        --------------

            Michael P. Hoopis        10,274,270            255,039
            William G. Ouchi         10,319,032            210,277

Proposal two (Amendment of 1999 Non-Employee
Director Stock Compensation Plan)

Breakdown of votes cast

                                                                                         Broker
                                  Votes For         Votes Against         Abstain       Non-Votes
                                  ---------         -------------         -------       ---------
                                   6,705,650            986,974           23,675        2,813,010

Proposal three (Amendment of Employee
Stock Purchase Plan)

Breakdown of votes cast

                                                                                         Broker
                                  Votes For         Votes Against         Abstain       Non-Votes
                                  ---------         -------------         -------       ---------
                                   6,717,443            977,690           21,069        2,813,107

Proposal four (Ratification of
Auditor Appointment)

Breakdown of votes cast

                                                                                         Broker
                                  Votes For         Votes Against         Abstain       Non-Votes
                                  ---------         -------------         -------       ---------
                                  10,280,401           238,528            10,380            0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits -

           4.1 Amendment and Waiver Agreement dated June 29, 2001 to the Restated Credit Agreement dated as of November 29, 1999 between Water Pik, Inc. and Laars, Inc., the Guarantors and Lenders named therein, and The Chase Manhattan Bank, as Agent for the Lenders

          10.1 Form of Indemnity Agreement entered into with directors and executive officers of Water Pik Technologies, Inc.

     (b)  Reports on Form 8-K Filed in the first quarter of 2001 -

          The Company filed no reports on Form 8-K during the quarter ended June 30, 2001 and through the date of this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    WATER PIK TECHNOLOGIES, INC.




Date: August 14, 2001                               By: /s/ Michael P. Hoopis
                                                        ------------------------
                                                            Michael P. Hoopis
                                                            President and Chief
                                                            Executive Officer





Date: August 14, 2001                               By: /s/ Victor C. Streufert
                                                        ------------------------
                                                            Victor C. Streufert
                                                            Vice President and
                                                            Chief Financial
                                                            Officer (Principal
                                                            Financial and
                                                            Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                                  Description
------                                  -----------

  4.1     Amendment and Waiver Agreement dated June 29, 2001 to the
          Restated Credit Agreement dated as of November 29, 1999 between Water Pik, Inc. and Laars, Inc., the Guarantors and Lenders named therein, and The Chase Manhattan Bank, as Agent for the Lenders

 10.1 Form of Indemnity Agreement entered into with directors and executive officers of Water Pik Technologies, Inc.