Form 10-Q
period 2001-09-30
WATER PIK TECHNOLOGIES INC
filed 2001-11-13
CIK 1094286

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-15297

WATER PIK TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1843384 (IRS Employer Identification No.)
23 Corporate Plaza, Suite 246 Newport Beach, CA 92660 (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (949) 719-3700

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of Common Stock outstanding on November 9, 2001 was 12,245,677 shares.

WATER PIK TECHNOLOGIES, INC.
INDEX

		Page Number
Part I—Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets—September 30, 2001 (unaudited) and December 31, 2000	3
	Consolidated Statements of Income—Three months and nine months ended September 30, 2001 and 2000 (unaudited)	4
	Consolidated Statements of Cash Flows—Nine months ended September 30, 2001 and 2000 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Part II—Other Information
Item 6.	Exhibits and Reports on Form 8-K	20
Signatures		21

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Water Pik Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except for share and per share amounts)

	September 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$555	$1,383
Accounts receivable, less allowances for doubtful accounts of $2,110 at September 30, 2001 and $1,910 at December 31, 2000	46,975	62,519
Inventories	34,066	33,866
Deferred income taxes	4,819	6,877
Prepaid expenses and other current assets	2,645	2,284

Total current assets	89,060	106,929
Property, plant and equipment, net	50,919	42,364
Cost in excess of net assets acquired, net	18,863	20,109
Deferred income taxes	3,894	1,760
Other assets	2,441	2,034

Total assets	$165,177	$173,196

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,697	$26,255
Accrued income taxes	326	3,284
Accrued liabilities	21,253	25,162
Current portion of long-term debt	303	5,740

Total current liabilities	42,579	60,441
Long-term debt, less current portion	29,602	36,995
Other accrued liabilities	8,083	9,013

Total liabilities	80,264	106,449
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 12,245,677 and 9,923,685 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	122	99
Additional paid-in capital	76,285	60,064
Retained earnings	15,864	11,399
Equity adjustments due to stock plans	(6,797)	(4,314)
Accumulated comprehensive loss	(561)	(501)

Total stockholders' equity	84,913	66,747

Total liabilities and stockholders' equity	$165,177	$173,196

See accompanying notes

Water Pik Technologies, Inc.
Consolidated Statements of Income
(In thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Sales	$75,243	$66,949	$204,892	$211,775
Cost and expenses:
Cost of sales	50,607	43,671	137,060	139,071
Selling expenses	14,108	11,092	37,685	35,372
General and administrative expenses	6,938	8,688	21,036	25,684

	71,653	63,451	195,781	200,127

Income before other income and expenses	3,590	3,498	9,111	11,648
Interest expense	548	741	2,398	2,885
Other income, net	(137)	(76)	(629)	(239)

Income before income taxes	3,179	2,833	7,342	9,002
Provision for income taxes	1,245	1,168	2,877	3,716

Net income	$1,934	$1,665	$4,465	$5,286

Basic net income per common share	$0.16	$0.17	$0.38	$0.55

Diluted net income per common share	$0.16	$0.17	$0.37	$0.55

Shares used in per share calculation—basic	11,918,000	9,699,000	11,796,000	9,677,000

Shares used in per share calculation—diluted	12,122,000	9,722,000	11,909,000	9,696,000

See accompanying notes

Water Pik Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Operating activities:
Net income	$4,465	$5,286
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,011	7,178
Deferred income taxes	(78)	715
Compensation expense arising from stock awards	216	185
Gain on sale of property, plant and equipment	(329)	(9)
Change in operating assets and liabilities:
Accounts receivable	15,546	18,013
Inventories	(230)	(12,312)
Accounts payable	(5,554)	(5,170)
Accrued liabilities	(4,017)	(1,051)
Accrued income taxes	(2,926)	2,041
Other assets and liabilities	(2,037)	(89)

Cash provided by operating activities	12,067	14,787

Investing activities:
Purchases of businesses net of cash acquired	—	(761)
Purchases of property, plant and equipment	(13,956)	(5,735)
Disposals of property, plant and equipment	368	89

Cash used in investing activities	(13,588)	(6,407)

Financing activities:
Net borrowings under credit facilities	(9,562)	(8,129)
Net payments on promissory note	(3,210)	—
Net proceeds from common stock offering	13,646	—
Principal payments on capital leases	(168)	(170)

Cash provided by (used in) financing activities	706	(8,299)

Effect of exchange rate changes on cash and cash equivalents	(13)	(32)

(Decrease) increase in cash and cash equivalents	(828)	49
Cash and cash equivalents at beginning of period	1,383	1,514

Cash and cash equivalents at end of period	$555	$1,563

Supplemental information
Cash paid during the period:
Interest	$2,333	$2,995
Taxes	$5,564	$980

See accompanying notes

Water Pik Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

DESCRIPTION OF BUSINESS

Water Pik Technologies, Inc. ("Water Pik Technologies" or the "Company") is a leader in designing, manufacturing and marketing a broad range of well-recognized personal health care products and pool products and heating systems. The Company's products include: showerheads; oral health products; water filtration products; personal care products; home sanitizing products; pool and spa heaters, controls, valves and water features; and residential and commercial water-heating systems. Water Pik Technologies operates in two business segments—Personal Health Care and Pool Products and Heating Systems.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early application encouraged. The Company is currently evaluating the impact of the adoption of SFAS 144.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The absence of goodwill amortization is expected to result in an increase in net income of $1,042,000 ($0.09 per share) per year. The Company will perform the first of the required impairment tests of goodwill, which is classified as cost in excess of net assets acquired in the accompanying consolidated balance sheets, as of January 1, 2002 and is currently evaluating the impact of adopting SFAS No. 142.

In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which addresses the classification of shipping and handling costs and the related revenue. The Company adopted EITF Issue 00-10 in the fourth quarter of 2000 resulting in a reclassification of outgoing freight costs from a deduction in arriving at net sales to an expense in cost of sales. In accordance with the guidance, outgoing freight costs for all prior periods presented have been reclassified. As a result of the reclassification, sales and cost of sales for the three months ended September 30, 2000 increased $1,795,000 to $66,949,000 and $43,671,000, respectively, and sales and cost of sales for the nine months ended September 30, 2000 increased $5,792,000 to $211,775,000 and $139,071,000, respectively. These reclassifications had no effect on reported gross profit or results of operations.

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

2. Inventories

Inventories are stated at the lower of cost (last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods) or market. Inventories consist of the following:

	September 30, 2001	December 31, 2000
	(In thousands)
Raw materials and supplies	$14,282	$12,207
Work-in-process	6,160	5,273
Finished goods	18,127	21,026

Total inventories at current cost	38,569	38,506
Less: Allowances to reduce current cost values to LIFO basis	(4,503)	(4,640)

Total inventories	$34,066	$33,866

Inventories determined using the LIFO cost method were $28,019,000 at September 30, 2001 and $28,515,000 at December 31, 2000, net of the respective LIFO reserves. The remainder of inventory was determined using the FIFO cost method.

3. Long-Term Debt

Long-term debt is comprised of the following:

	September 30, 2001	December 31, 2000
	(In thousands)
Revolving credit facility	$29,536	$36,845
Canadian revolving credit facility	178	2,399
8 percent promissory note	—	3,133
Capitalized leases	191	358

	29,905	42,735
Less: Current portion	(303)	(5,740)

Long-term debt	$29,602	$36,995

On June 29, 2001, the Company voluntarily amended its revolving credit facility to modify certain terms of the agreement dated November 29, 1999. The agreement was modified to increase the concentration limits of eligible accounts receivable from major customers, to provide an option for the release of mortgages on real property which secure the revolving credit facility to enable financing with alternate lenders upon approval, to waive a reduction in real property and machinery and equipment availability pursuant to the completion of the required equity offering, to increase intercompany indebtedness limitations and to modify certain financial covenants. On August 9, 2001, the Company voluntarily amended the revolving credit facility to add a Company subsidiary as a guarantor and party to the security and pledge agreements under the facility.

On October 22, 2001, the Company voluntarily amended the revolving credit facility to obtain release of the mortgages on real property securing the facility and to increase the limit on letters of credit under the facility. On October 22, 2001, the Company entered into a real estate financing agreement with a bank. Borrowings under this agreement are evidenced by four term notes each secured by one of the Company's U.S. manufacturing facilities. The notes bear interest at LIBOR (London Interbank Offered Rate) plus 150 to 250 basis points per annum. The notes require monthly payments of $69,000 plus accrued interest through August 2008 with all unpaid principal balances and accrued interest due on September 30, 2008. Proceeds of $20,590,000, less loan origination costs, were used to repay amounts outstanding under the Company's $60,000,000 revolving bank facility.

4. Stockholders' Equity

On May 7, 2001, certain officers of the Company exercised their rights under the Company's Stock Acquisition and Retention Program (SARP) to acquire an aggregate of 220,892 shares of the Company's common stock for $1,746,000 based on the average quoted market price of the shares for the ten days preceding the date of purchase. Payment for the purchased shares was in the form of full- recourse notes receivable by the Company from the officers which bear interest at 5.4 percent per annum and are payable in level monthly payments of principal and interest beginning on the fifth anniversary of the notes. The aggregate amount of notes receivable from officers related to the purchase of shares under the SARP was $4,581,000 and $2,835,000 as of September 30, 2001 and December 31, 2000, respectively, and is classified, along with the related interest receivable, as a reduction in stockholders' equity. Further, pursuant to the SARP, on May 7, 2001, the Company awarded one share of restricted common stock of the Company at no cost to the officers for every two shares purchased under the SARP, for a total of 110,446 shares with an aggregate market value on the date of issuance of $873,000. The restrictions on the restricted shares lapse five years from the date of grant. The amounts are being amortized as compensation expense on a straight-line basis over the period of restrictions and the unamortized balance is classified as a reduction of stockholders' equity.

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

5. Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands)
Net income	$1,934	$1,665	$4,465	$5,286
Foreign currency translation gains (losses)	28	102	(60)	(84)

Comprehensive income	$1,962	$1,767	$4,405	$5,202

6. Income Taxes

The provision for income taxes for the 2001 and 2000 interim periods was computed in accordance with FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods," and was based on projections of total year pretax income in accordance with SFAS No. 109, "Accounting for Income Taxes." The effective income tax rate was 39.2 percent for the three months and nine months ended September 30, 2001 and 41.3 percent for the three months and nine months ended September 30, 2000. The decrease in the effective tax rate in 2001 is due to a more favorable apportionment method for state income taxes and to the identification and utilization of state tax credits and research and development credits not utilized in prior years.

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

The Company has recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $8,199,000 and $9,503,000 as of September 30, 2001 and December 31, 2000, respectively. The amount related to product and general liability lawsuits and asserted claims and incurred but not reported claims was $7,420,000 and $9,230,000 as of September 30, 2001 and December 31, 2000, respectively. The remaining amount relates to workers' compensation claims, both asserted and incurred but not reported.

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

A reconciliation of weighted average shares outstanding, used to calculate basic net income per common share, to weighted average shares outstanding assuming dilution, used to calculate diluted net income per common share, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Weighted average common shares outstanding—basic	11,918	9,699	11,796	9,677
Dilutive effect of employee stock options and restricted shares	204	23	113	19

Weighted average common shares outstanding—diluted	12,122	9,722	11,909	9,696

9. Business Segments

The Company operates in two business segments organized around its products: Personal Health Care and Pool Products and Heating Systems. The Personal Health Care segment designs, manufactures and markets showerheads, oral health products, personal care products, home sanitizing products, water filtration products and professional dental products. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, electronic controls, valves, water features and residential and commercial water-heating systems.

    Information on the Company's business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Sales:
Personal Health Care	$34,197	$32,189	$90,574	$89,650
Pool Products and Heating Systems	41,046	34,760	114,318	122,125

Total Sales	$75,243	$66,949	$204,892	$211,775

Operating profit:
Personal Health Care	$237	$2,598	$1,891	$4,175
Pool Products and Heating Systems	3,353	900	7,220	7,473

Total operating profit	3,590	3,498	9,111	11,648
Interest expense	548	741	2,398	2,885
Other income	(137)	(76)	(629)	(239)

Income before taxes	$3,179	$2,833	$7,342	$9,002

	September 30, 2001	December 31, 2000
	(In thousands)
Identifiable assets:
Personal Health Care	$69,081	$53,842
Pool Products and Heating Systems	85,124	108,867
Corporate	10,972	10,487

Total identifiable assets	$165,177	$173,196

Total international sales were $11,799,000 and $33,947,000 for the three months and nine months ended September 30, 2001, respectively, and $9,712,000 and $36,177,000 for the three months and nine months ended September 30, 2000, respectively. Of these amounts, sales by operations in the United States to customers in other countries amounted to $4,217,000 and $12,069,000 for the three months and nine months ended September 30, 2001, respectively, and $3,973,000 and $14,132,000 for the three months and nine months ended September 30, 2000, respectively.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties which are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Actual events or the actual future results of the Company may differ materially from any forward- looking statement due to such risks and uncertainties.

Overview of Business

Water Pik Technologies is a leader in designing, manufacturing and marketing of a broad range of well-recognized personal health care products and pool and water-heating products. The Company operates in two business segments: Personal Health Care and Pool Products and Heating Systems. The Personal Health Care segment designs, manufactures and markets personal health care products, including showerheads, oral health products, personal care products, home sanitizing products, water filtration products and professional dental products. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, electronic controls, valves, water features and residential and commercial water-heating systems.

Total sales of the Company's two segments for the three months and nine months ended September 30, 2001 and 2000 are summarized below:

	Three Months Ended September 30,				Nine Months Ended September 30,
Segment
	2001		2000		2001		2000
	(Dollars in thousands)
Personal Health Care	$34,197	45.4%	$32,189	48.1%	$90,574	44.2%	$89,650	42.3%
Pool Products and Heating Systems	41,046	54.6%	34,760	51.9%	114,318	55.8%	122,125	57.7%

Total Sales	$75,243	100.0%	$66,949	100.0%	$204,892	100.0%	$211,775	100.0%

Results of Operations

Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	% Change	2001	2000	% Change
	(Dollars in thousands)
Sales	$75,243	$66,949	12.4%	$204,892	$211,775	(3.3)%
Gross profit	$24,636	$23,278	5.8%	$67,832	$72,704	(6.7)%
Operating profit	$3,590	$3,498	2.6%	$9,111	$11,648	(21.8)%
Gross profit as a percentage of sales	32.7%	34.8%		33.1%	34.3%
Operating profit as a percentage of sales	4.8%	5.2%		4.4%	5.5%
International sales as a percentage of sales	15.7%	14.5%		16.6%	17.1%

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

Sales for the three months ended September 30, 2001 were $75,243,000, representing an increase of $8,294,000 or 12.4 percent over the comparable period in 2000, primarily due to higher sales in the Pool Products and Heating Systems segment. Gross profit (sales less cost of sales) as a percentage of sales for the three months ended September 30, 2001 decreased to 32.7 percent compared with 34.8 percent for the three months ended September 30, 2000. The decline in gross profit percentage was due to a shift in product sales mix to lower margin pool products and heating systems and to increased inbound freight costs incurred to expedite initial orders of new sourced products in order to meet customers' required delivery dates.

Operating profit (gross profit less selling expenses and general and administrative expenses) increased $92,000 to $3,590,000 for the three months ended September 30, 2001 from $3,498,000 for the three months ended September 30, 2000. The increase in gross profit of $1,358,000 resulting from increased sales was offset by a $1,266,000 increase in selling, general and administrative expenses. The increase in selling, general and administrative expense is due primarily to increased advertising and other selling expenses related to new product introductions partially offset by the cost reduction initiatives introduced during the first and second quarter of 2001.

Interest expense, which relates to borrowings under the Company's credit facilities and to the promissory note issued in connection with an acquisition, decreased $193,000 to $548,000 for the three months ended September 30, 2001 from $741,000 for the three months ended September 30, 2000. This decrease is primarily due to a lower weighted average interest rate on borrowings during third quarter 2001 as compared with the same period in 2000.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

Sales for the nine months ended September 30, 2001 were $204,892,000, representing a decrease of $6,883,000 or 3.3 percent over the comparable period in 2000, due to lower sales in the Pool Products and Heating Systems segment. Gross profit (sales less cost of sales) as a percentage of sales for the nine months ended September 30, 2001 decreased to 33.1 percent compared to 34.3 percent for the nine months ended September 30, 2000 due to the lower sales volume resulting in fixed manufacturing cost increasing as a percentage of sales and to higher inbound freight costs associated with the launch of new products.

Operating profit (gross profit less selling expenses and general and administrative expenses) decreased $2,537,000 to $9,111,000 for the nine months ended September 30, 2001 from $11,648,000 for the nine months ended September 30, 2000. The decrease in gross profit of $4,872,000 resulting from decreased sales was partially offset by a $2,335,000 decrease in selling, general and administrative expenses. The improvement in selling, general and administrative expenses is primarily due to cost cutting measures implemented in 2001 partially offset by an increase in advertising and other selling expenses related to new product launches.

Interest expense decreased $487,000 to $2,398,000 for the nine months ended September 30, 2001 from $2,885,000 for the nine months ended September 30, 2000. This decrease is due to a lower weighted average interest rate on borrowings during 2001 as compared to 2000 and to lower average balances outstanding under the credit facilities during the nine months ended September 30, 2001 compared to the same period in 2000 as net equity offering proceeds of $13,646,000 were used to repay borrowings pending their use for new product development activities and for further development of lower cost manufacturing capabilities in accordance with the amended IRS tax ruling received by ATI in connection with the spin-off.

Personal Health Care

	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	% Change	2001	2000	% Change
	(Dollars in thousands)
Sales	$34,197	$32,189	6.2%	$90,574	$89,650	1.0%
Operating profit	$237	$2,598	(90.9)%	$1,891	$4,175	(54.7)%
Operating profit as a percentage of sales	0.7%	8.1%		2.1%	4.7%
International sales as a percentage of sales	18.2%	16.7%		18.4%	18.7%

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

Sales in the Personal Health Care segment for the three months ended September 30, 2001 were $34,197,000, an increase of $2,008,000 or 6.2 percent over the comparable period in 2000. Increased showerhead sales, including sales of the Cascadia(tm) and AquaFall(tm) showerheads introduced in 2001 and the New Visions(tm) showerhead introduced in third quarter 2001, and increased consumer oral health sales were partially offset by decreases in sales of water treatment and professional oral health products.

Operating profit decreased $2,361,000 to $237,000 for the three months ended September 30, 2001 from $2,598,000 for the three months ended September 30, 2000. The decrease in operating profit is primarily due to lower than expected sales growth and to increased costs associated with the introduction of new products including increased advertising, selling expenses and inbound freight costs incurred to expedite initial orders of new sourced products in order to meet customers' required delivery dates.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

Sales in the Personal Health Care segment for the nine months ended September 30, 2001 were $90,574,000, an increase of $924,000 or 1.0 percent over the comparable period in 2000, reflecting the difficult U.S. retail environment. Increased consumer oral health sales, including increased sales of the Water Pik(tm) flosser and oral irrigators, were partially offset by a decrease in sales of water treatment products. Sales of showerheads and professional oral health products for the nine months ended September 30, 2001 were comparable to the same period in 2000.

Operating profit decreased $2,284,000 to $1,891,000 for the nine months ended September 30, 2001 from $4,175,000 for the nine months ended September 30, 2000. The decrease in operating profit is primarily due to increased advertising, selling expenses and inbound freight costs related to the introduction of new products. Additionally, research and development expenditures increased for the nine months ended September 30, 2001 as compared with the same period in 2000 due to increased patent and trademark costs related to new product and technology development activities.

Pool Products and Heating Systems

	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	% Change	2001	2000	% Change
	(Dollars in thousands)
Sales	$41,046	$34,760	18.1%	$114,318	$122,125	(6.4)%
Operating profit	$3,353	$900	272.6%	$7,220	$7,473	(3.4)%
Operating profit as a percentage of sales	8.2%	2.6%		6.3%	6.1%
International sales as a percentage of sales	13.6%	12.4%		15.1%	15.9%

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

Sales in the Pool Products and Heating Systems were $41,046,000 for the three months ended September 30, 2001, an increase of $6,286,000 or 18.1 percent over the comparable period of 2000. The increase in sales is primarily due to the accelerated timing of orders received under selling programs in 2001 as compared to 2000. As is customary with industry practice, the Pool Products and Heating Systems segment offers incentive programs and extended payment terms to encourage pool product customers to purchase products during the winter months to enable better utilization of manufacturing capacity.

Operating profit increased $2,453,000 to $3,353,000 for the three months ended September 30, 2001 from $900,000 in the comparable period of 2000. Operating profit as a percentage of sales increased to 8.2 percent for the three months ended September 30, 2001 from 2.6 percent in the three months ended September 30, 2000. The increase in operating profit is primarily due to the increase in sales volume of pool products as well as to the positive impact of cost reduction initiatives implemented during 2001.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

Sales in the Pool Products and Heating Systems were $114,318,000 for the nine months ended September 30, 2001, a decrease of $7,807,000 or 6.4 percent over the comparable period of 2000. The decrease is primarily due to the unusually wet weather patterns in the Sunbelt states and a prolonged winter in the Northern states during the first half of 2001 and to the continuing challenging U.S. economic environment.

Operating profit decreased $253,000 to $7,220,000 for the nine months ended September 30, 2001 from $7,473,000 in the comparable period of 2000. This decrease is due to the lower sales volume partially offset by the positive effect of cost reduction initiatives implemented in the first and second quarter of 2001.

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

Cash and cash equivalents decreased $828,000 from $1,383,000 at December 31, 2000 to $555,000 at September 30, 2001. Cash provided by operating activities of $12,067,000 and the net proceeds of $13,646,000 from the issuance of common stock were used to fund capital expenditures of $13,956,000 and for repayment of a promissory note and borrowings under the credit facilities.

Net cash provided by operating activities is primarily due to net income adjusted for depreciation and amortization and a decrease in accounts receivable partially offset by decreases in accounts payable, accrued liabilities, accrued income taxes and other liabilities. The decrease in accounts receivable is primarily due to collections on seasonally higher sales in the fourth quarter of 2000. Accounts payable decreased due to reduced purchasing in response to higher inventory levels and to cost reduction initiatives implemented during 2001. The decrease in accrued liabilities is due to the payment of customer rebates and commissions in first quarter 2001 as well as to lower accruals of rebates, commissions, cooperative advertising and warranties due to lower sales in 2001 as compared with fourth quarter 2000. Accrued income tax decreased due to the payment of federal and state income taxes in the first half of 2001.

For the nine months ended September 30, 2000, cash provided by operating activities of $14,787,000 was used to fund capital expenditures of $5,735,000 and to repay borrowings under the credit facilities.

The Company's working capital was $46,481,000 at September 30, 2001 as compared to $46,488,000 at December 31, 2000. The current ratio increased to 2.1 at September 30, 2001 from 1.8 at December 31, 2000. The improvement in the current ratio is due to decreases in accounts payable, accrued income taxes and accrued liabilities, as discussed above, and to a decrease in the current portion of long-term debt due to the repayment of the promissory note related to an acquisition and to lower borrowings under the credit facilities partially offset by a decrease in accounts receivable, as discussed above, cash and deferred income taxes.

The Company has a $60,000,000 revolving bank credit facility that expires in November 2004. Borrowings under the facility are limited to borrowing base calculations based upon eligible accounts receivable, inventory and machinery and equipment balances. The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $5,000,000. In June 2001, the credit facility was amended to modify certain terms of the agreement including to increase the concentration limits of eligible accounts receivable from major customers, to provide an option for the release of mortgages on real property which secure the revolving credit facility to enable financing with alternate lenders upon approval, as necessary, to waive a reduction in real property and machinery and equipment availability pursuant to the completion of the required equity offering, to increase intercompany indebtedness limitations and to modify certain financial covenants. In October 2001, the credit facility was further amended to obtain release of the mortgages on real property securing the facility and to increase the limit on letters of credit under the facility. At September 30, 2001, there were $29,536,000 in borrowings outstanding under the credit facility and $16,331,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

On October 22, 2001, the Company entered into a real estate financing agreement with a bank. Borrowings under this agreement are evidenced by four term notes each secured by one of the Company's U.S. manufacturing facilities. The notes bear interest at LIBOR plus 150 to 250 basis points per annum. The notes require monthly payments of $69,000 plus accrued interest through August 2008 with all unpaid principal balances and accrued interest due on September 30, 2008. Proceeds of $20,590,000, less loan origination costs, were used to repay amounts outstanding under the Company's $60,000,000 revolving bank facility. On October 23, 2001, there was $25,467,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

The Company's Canadian subsidiary has a CDN. $11,000,000 revolving bank line of credit facility, increasing by CDN. $1,000,000 for certain months of the year, a forward exchange contract facility of up to CDN. $2,000,000 and a letter of credit facility of up to CDN. $500,000. Borrowings under the facility are due on demand. At September 30, 2001, there were CDN. $273,000 (US$178,000) in borrowings outstanding under the credit facility and CDN. $5,325,000 of borrowing availability remaining under borrowing based limitations of the credit facility.

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

Prior to November 29, 1999 the Company participated in the general liability, product liability, and workers' compensation insurance programs sponsored by ATI. The Company has since entered into general liability, product liability and workers' compensation insurance programs of its own. Insurance coverage under these programs are subject to policy deductibles for which the Company is at risk for losses. In connection with the spin-off, the Company has agreed to indemnify ATI for losses attributable to its operations prior to the spin-off. Reserves have been established based upon existing and estimated claims and historical experience in settling such matters. As a result of the spin-off, ATI transferred to the Company reserves for estimated losses under these insurance programs totaling $10,423,000 and related deferred taxes of $4,882,000. During 2000 and 2001, a number of these cases were settled. The Company has recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $8,199,000 and $9,503,000 as of September 30, 2001 and December 31, 2000, respectively. The amount related to product and general liability lawsuits and asserted claims and incurred but not reported claims was $7,420,000 and $9,230,000 as of September 30, 2001 and December 31, 2000, respectively. The remaining amount relates to workers' compensation claims, both asserted and incurred but not reported. The actual settlements of claims under these insurance programs may differ from estimated reserves, but the possible range of loss in excess of those accrued is not reasonably estimable. Based upon currently available information, management does not believe that settlement of insurance claims will have a material adverse effect on the Company's financial condition, results of operations or liquidity although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000. There has been no significant change in the nature or amount of market risk since year-end.

PART II—OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits—

4.1	Revolving Line of Credit Facility dated July 30, 2001 between Water Pik Technologies Canada, Inc. and BNP Paribas (Canada), as amended.
4.2
Amendment Agreement dated August 9, 2001 to the Restated Credit Agreement dated as of November 29, 1999, as amended, between Water Pik, Inc. and Laars, Inc., the Guarantors and Lenders named therein, and the Chase Manhattan Bank, as Agent for the Lenders.
10.1
Water Pik Technologies, Inc. Deferred Compensation Plan, as amended and restated effective July 1, 2001 (incorporated by reference from Exhibit 4.1 of Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-30016)).
10.2
Amendment No. 1 to the Water Pik Technologies, Inc. Deferred Compensation Plan, as amended and restated effective July 1, 2001 (incorporated by reference from Exhibit 4.2 of Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-30016)).
  (b)
  Reports on Form 8-K—

  The Company filed no reports on Form 8-K during the quarter ended September 30, 2001 and through the date of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER PIK TECHNOLOGIES, INC.
Date: November 13, 2001	By:	/s/ MICHAEL P. HOOPIS Michael P. Hoopis President and Chief Executive Officer
Date: November 13, 2001	By:	/s/ VICTOR C. STREUFERT Victor C. Streufert Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

WATER PIK TECHNOLOGIES, INC. INDEX
PART I—FINANCIAL INFORMATION
Water Pik Technologies, Inc. Notes to Consolidated Financial Statements (Unaudited)
SIGNATURES