Form 10-K405
period 2001-12-31
WATER PIK TECHNOLOGIES INC
filed 2002-03-21
CIK 1094286

QuickLinks -- Click here to rapidly navigate through this document
Form 10-K
Securities and Exchange Commission Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-15297
Water Pik Technologies, Inc. (Exact name of registrant as specified in its charter)
	Delaware	25-1843384
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
23 Corporate Plaza, Suite 246 Newport Beach, CA 92660 (Address of principal executive offices, including zip code)
Registrant's telephone number, including area code: (949) 719-3700
Securities registered pursuant to Section 12(b) of the Act:
	Common Stock, $.01 par value Preferred Share Purchase Rights (Title of each class)	New York Stock Exchange New York Stock Exchange (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 2002 was approximately $117,890,000, based on the closing sale price of the Common Stock of $9.48 as reported by the New York Stock Exchange. Shares of voting stock known by the registrant to be beneficially owned by executive officers or directors of the registrant are not included in the computation; however, shares of voting stock reported to be beneficially owned by holders of 5 percent or more of the voting stock are included in the computation. The registrant has made no determination whether any such persons are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.
The number of shares of Common Stock outstanding as of March 8, 2002 was 12,435,643 shares.
Documents incorporated by reference:

Part III of this Report incorporates by reference selected portions of the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders scheduled to be held on April 25, 2002, which will be filed by the Company within 120 days after December 31, 2001.

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

Water Pik Technologies is a leader in designing, manufacturing and marketing a broad range of well-recognized personal health care products, swimming pool products and water-heating products. Water Pik Technologies operates in two business segments — Personal Health Care and Pool Products and Heating Systems.

The Company competes in several distinct product categories, including:

  •
  Water Pik® showerheads
  •
  Water Pik® oral health products
  •
  Water Pik® and Instapure® water filtration products
  •
  Waterpik™ personal stress relief products
  •
  Waterpik™ home sanitizing products
  •
  Laars® pool and spa heaters, and Jandy® controls, valves, pumps, filters and water features
  •
  Water Pik™ and Jandy® pool and spa accessories, including cleaning and maintenance supplies, white goods, ladders, solar reels, floating lounges, pool toys and games
  •
  Laars® residential and commercial boilers and water-heating products

The Company has manufactured personal health care products for over 35 years under the Water Pik® brand name. The Company has manufactured pool heaters for over 50 years under the Laars® brand name.

An extensive distribution network allows the Company to distribute its products across various distribution channels to reach a greater number of consumers and distributors. The Company manufactures and distributes products principally through seven facilities located in the United States and Canada. Sales in fiscal years 2001, 2000 and 1999 were $281.9 million, $288.2 million, and $253.7 million, respectively.

Industry Overview

The Company believes that it can take advantage of current market and industry trends for the Personal Health Care segment and the Pool Products and Heating Systems segment, such as:

  •
  demographic trends reflecting the aging of the U.S. population;
  •
  an increased emphasis on a personal health care lifestyle;
  •
  an increased emphasis on spending time at home or "cocooning"; and
  •
  an increased use of the backyard for outdoor living, recreation and relaxation.

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

Competitive Strengths

The Company is a strong competitor for the following reasons:

•  Strong Brand Names.    Over many years, the Company has developed an extensive portfolio of company-owned brand names. These strong brand names include the Water Pik® personal health care products, the Laars® pool and spa heaters and the Jandy® electronic controls, valves and water features. As consumers turn more and more to brand name merchandise to validate their product purchase decisions, the Company believes that its strong brand names will provide the platform for future growth and will enable the Company to expand its product offerings into new and existing product categories and channels of distribution.

•  Reputation for Innovative Products.    The Company has a strong history of innovative product development with both its Water Pik® personal health care products and its Laars® and Jandy® pool and water-heating products. The Company has developed and introduced many products which are considered the first of their kind and that resulted in the formation of new markets, such as: the Water Pik® oral irrigator; The Original Shower Massage® showerhead; the Instapure® end-of-faucet water filter; the Laars® swimming pool heater; the Jandy® automatic swimming pool cleaner; and the Jandy® AquaLink® electronic swimming pool control system. In response to changing consumer preferences, the Company continues to develop and introduce new and innovative products such as: The Flexible Shower Massage®; the Misting Massage® showerheads; the Waterpik™ flosser; the Laars® Hi-E2® high efficiency swimming pool heater; and the Endurance™ modulating residential boiler. The Company has received numerous awards for its product design, innovation and quality.

•  Extensive Distribution Network.    The Company distributes its products through more than 45,000 retail and wholesale outlets in North America which allows it to reach a greater number of consumers and distributors than many of its competitors. The personal health care products are distributed directly to consumers through mass merchandisers, home centers, drug stores and co-operative hardware chains. The pool and water-heating products are distributed through various channels of distribution, including pool wholesalers, pool builders and a network of plumbing and heating, ventilation and air conditioning ("HVAC") wholesalers, as well as retailers and service companies. The Company believes that this distribution network will allow it to quickly realize desired sales volumes for new products as they are brought to market.

•  Proven Manufacturing Capabilities.    The Company has proven skills in transitioning the product development process into high quality, lower cost manufacturing. The Company is skilled in production manufacturing processes, including design for assembly; plastic injection molding; metal processing; final assembly and testing and logistics. The Company also has begun to use lean production techniques in its manufacturing processes. The Moorpark, California and Rochester, New Hampshire facilities are ISO 9002 compliant and the Fort Collins and Loveland, Colorado facilities are ISO 9001 certified. Management believes that ISO certifications are recognized indicators of quality manufacturing capabilities. Many customers require evidence of ISO compliance prior to placing an order.

•  Experienced Management Team.    The Company has an experienced management team with expertise in a variety of disciplines. The President and Chief Executive Officer has over 25 years experience in the manufacturing, distribution and marketing of a wide variety of consumer products. Collectively, the senior management team has a broad range of experience in marketing and merchandising, financial management and acquisitions, and multi-national production and distribution.

Business Strategy

The Company's vision is to create a growth-oriented consumer products company that capitalizes on its well-recognized brand names and develops innovative products that provide outstanding value to its customers as follows:

•  Accelerate Introduction of Innovative New Products.    The Company intends to accelerate the development and introduction of new and innovative products to achieve its growth objectives. Its success in product development will continue to be driven by consumer needs, market trends and the vulnerability of its competitors. The Company intends to sharpen its focus on the regular development of new products and extensions to the existing product lines. These developments may range from significant new product functions or features to innovative design changes to satisfy changing consumer preferences. The Company intends to increase the flexibility of its design and manufacturing processes to enhance its ability to be responsive to consumer preferences and to enable it to introduce new products and product extensions with shorter development cycles than its competitors.

•  Broaden Product Offerings.    The Company also intends to increase served markets by offering related new products and product extensions. The Company markets a variety of personal health care, pool and heating system products which enables it to offer its customers and its distributors a single source for a wide range of products. The Company has continually increased the number of its product offerings and intends to continue to regularly introduce new products. The wide array of products allows it to provide category management for its retail customers and one-stop shopping capability for its wholesale and contractor customers.

•  Leverage Strong Brand Name Recognition.    The Company believes that its strong Water Pik®, Laars® and Jandy® brand names will allow it to more rapidly market and sell new products. The strength of these brand names provides new products with consumer credibility and acceptance. The Company's research indicates that 85 percent of consumers recognize the Water Pik® brand name. By building on its brand names, the Company expects to increase market share, expand its product offerings, enhance consumer brand loyalty and expand its distribution channels.

•  Capitalize Upon Existing Distribution Channels.    As the Company accelerates the introduction of innovative new products and broadens its product offerings, it will be able to rapidly offer these products to existing retail and wholesale distribution channels through its well-established distribution network. The Company believes that it can utilize all of its distribution channels to effectively distribute more of its product lines to allow the Company to reach a greater number of consumers and distributors. The Company believes that it also will have an opportunity to capitalize on its distribution strengths in specific product segments by cross-selling other products into those channels of distribution. For example, some Water Pik® products have the potential to be sold through wholesale and construction distribution channels that currently sell Laars® products.

•  Utilize Proven Manufacturing Capabilities to Become a Lower Cost Producer.    The Company believes that it can more fully utilize proven manufacturing capabilities to add more value to its customers through continuous improvements in product quality, cost reductions and product delivery. The Company is in the process of fully integrating state-of-the-art production techniques throughout its business in order to reduce its total product cycle time and reduce its total product cost, using a "quality first" discipline in everything it does.

The Company also is in the process of integrating and streamlining its manufacturing capabilities and facilities when and where appropriate to lower its costs and improve delivery performance. The Company intends to continue to look for innovative ways to become a lower cost manufacturer, including outsourcing manufacturing to overseas suppliers. The Company believes that achieving world-class capabilities will provide it with a dynamic structure of high product quality, lower product cost and an efficient product delivery system as it strives to continuously exceed its customers' requirements.

•  Leverage Customer Service Capabilities.    The Company intends to satisfy its customers' expectations and enhance its sales and profitability by leveraging its customer service capabilities in product delivery and after-sales service. The Company intends to continue to improve its on-time product delivery shipments with its state-of-the-art production initiatives; establish a one-stop, closed loop communication and response system for technical after-sales service; and regularly update its customers' sales and technical service representatives with training programs and new tools, hardware and software.

•  Pursue Selected Acquisitions and Strategic Alliances.    The Company may pursue selected acquisitions and strategic alliances that complement and expand its existing product lines and business. Specifically, the Company will seek acquisitions that provide it with:

  •
  broader product offerings;
  •
  access to product innovation and unique product design capabilities;
  •
  access to advanced manufacturing processes;
  •
  lower cost manufacturing capabilities;
  •
  new and efficient distribution channels; and
  •
  increased access to product categories, markets and industries that are experiencing rapid consolidation.

Business Segments

See Note 14 to the consolidated financial statements for financial information by reportable segment and by geographical area. Information related to business acquisitions is set forth in Note 13 to the consolidated financial statements. See also Management's Discussion and Analysis of Financial Condition and Results of Operations.

PERSONAL HEALTH CARE

The Personal Health Care segment designs, manufactures and markets showerheads, oral health products, water filtration products, personal stress relief products and home sanitizing products which are sold primarily under the Water Pik® brand name.

Showerheads.    Through the development and production of pulsating showerheads, the Company became recognized as an industry leader for personal health care products. The Company developed The Original Shower Massage® product line, the first massaging showerhead. The Original Shower Massage® showerhead has been redesigned and refined as consumer preferences have changed. In 1997, the Company introduced The Flexible Shower Massage®, an award-winning showerhead that adjusts to a wide variety of positions and height settings. The Flexible Shower Massage® showerhead received Good Housekeeping magazine's "Good Buy" award for 1998; was named one of the "Best New Products" for 1998 by Today's Homeowner Magazine; and received the "Excellence in Design Award" from Appliance Manufacturer magazine in the "Personal Care/Portable Appliances" category.

The Company's showerhead products are marketed under the following product names:

Super Saver® showerheads
The Original Shower Massage® showerhead
The Adjustable Shower Massage™ showerhead
The Flexible Shower Massage® showerhead
Misting Massage® showerhead
Water Massage® showerhead

Water Pik® shower filter
AquaFall™ showerhead
Cascadia™ showerhead
New Visions™ showerheads, including Grace™, Avanté™, Charleston™ and Linea™

The Company continues to refine and develop innovations to The Original Shower Massage® product line, including the Misting Massage® showerhead, which was introduced in June 1999, as well as the Water Massage® pulsating shower and extensions such as the adjustable handle shower massage, which is ergonomically designed and easier to hold than other models. In May 2001, building on its leading position in aftermarket pulsating showerhead products, the Company incorporated patented technology into new drenching showerheads with luxurious styling: the Cascadia™ and AquaFall™ lines of showerhead products. In August 2001, the Company launched New Visions™, a complete line upgrade of its core pulsating showerheads. The new line provides the features, styles and price points demanded by the marketplace as well as the opportunity to expand the showerhead product offering with retailers across the country.

Oral Health Products.    The Personal Health Care segment manufactures a complete line of consumer oral health care devices. In 1962, the Company developed and introduced the original Water Pik® oral irrigator. The oral health products are designed to reduce plaque, stains and gingivitis and many of the products are accepted by the American Dental Association. Products include personal and family Water Pik® dental systems, and the SenSonic® plaque removal instrument, an electronic toothbrush that generates 30,000 sonic brush strokes per minute. In June 2001, the Company introduced the Water Pik® eBrush™, a new low cost disposable powered toothbrush that provides a step-up performance alternative to manual toothbrushes.

The oral health care products are marketed under the following product names:

Waterpik™ flosser
Water Pik® professional oral irrigator
Water Pik® personal oral irrigator
Water Pik® family oral irrigator
Water Pik® travel oral irrigator
PlaqueControl 3000® automatic toothbrush
Waterpik Plus® plaque control system
SenSonic® plaque removal instrument
SenSonic® ADVANCED plaque removal instrument
SenSonic Plus® plaque control system
Water Pik® eBrush™

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

The water filtration products are marketed under the following product names:

Water Pik® electronic faucet filter
Water Pik® faucet filter
Water Pik® undersink water filter
Water Pik® wholehouse water filter
Water Pik® compact water filter
Water Pik® dual process undersink water filter
Water Pik® water filter canister kit
Water Pik® Instapure® filtration systems

Personal Stress Relief Products.    In 2001, the Company outsourced production of and began marketing a new line of personal stress relief products. The Foot Retreat Spa™, launched in July 2001, provides the foundation for the launch of additional new products in this category.

The personal stress relief products are marketed under the following product names:

Waterpik™ Foot Retreat Spa™
Waterpik™ AccuReach™ precision massager

Home Sanitizing Products.    The Company manufactures and markets a new home sanitizing product designed to help protect families against bacteria and germs. Using a licensed technology, the Company developed the Aquia™ home sanitizing system. Launched in September 2001, Aquia™ is the first consumer application of a process that converts ordinary tap water into ozone, a natural sanitizer that is more powerful than chlorine bleach and other harsh toxic chemicals. For decades, various commercial entities, such as food processing and water purification plants, have used ozone technology as a powerful method of killing bacteria and germs. Aquia™ uses ozone to kill more than 99 percent of household germs and bacteria on hard, non-porous surfaces without any chemical or toxic residue.

The home sanitizing product is marketed under the following product name:

Waterpik™ Aquia™ home sanitizing system

POOL PRODUCTS AND HEATING SYSTEMS

The Pool Products and Heating Systems segment designs, manufactures and markets pool and spa heaters, controls, valves, pumps, filters and water features and residential and commercial water-heating systems.

Pool and Spa Products.    The Company is a leader in the design, manufacture and marketing of swimming pool and spa equipment, which is sold primarily under the Laars® and Jandy® brand names. The products include:

  •
  a wide range of swimming pool and spa heaters;
  •
  technologically advanced electronic controls to automate all functions of swimming pools, spas, backyard lighting and water effects;
  •
  automatic pool cleaners;
  •
  an extensive line of swimming pool and spa plumbing products, such as 3-way diverter valves, check valves, ball valves and automatic actuators;
  •
  a comprehensive line of water features such as waterfalls, rockfalls, fountains and decorative pool accents;
  •
  a line of swimming pool pumps and filters; and
  •
  pool and spa accessories, including cleaning and maintenance supplies, white goods, ladders, solar reels, floating lounges, pool toys and games.

These products are marketed under the following brand names:

PRODUCT CATEGORY	BRAND NAME

Pool Heaters	Laars Lite®, Laars LX®, Laars® LT™, Laars® HotShot™
High-Efficiency Pool Heater	Laars® Hi-E2®
Oil Pool Heater	Laars® DP™, Laars® XL-3™
Commercial Pool Heater	Laars® AP™
Electronic Controls	Jandy® AquaLink® RS control system
Valves	Jandy® valve, Jandy® NeverLube® valve, Jandy® 3-way valve
Valve Actuator	Jandy® valve actuators
Automatic Pool Cleaner	Jandy® RayVac®
Water Features	Jandy® Sheer Descent®, Aqua Accents®
Pumps and Filters	Jandy® pump, Jandy® filter
Maintenance Equipment and Accessories	Olympic (in Canada), Water Pik®, Jandy™

The Company is a leading manufacturer and marketer of swimming pool and spa heaters, including natural gas, propane and oil fired residential and commercial pool heaters. The Pool Products and Heating Systems segment manufactures both standard efficiency (82 percent) and high efficiency (95 percent) heaters. The Laars LX® heater incorporates advanced technology polymer headers, graphic user interface controls with an alphanumeric display, fan-assisted combustion and modern appliance styling. The Laars LX® heater is designed to enable the consumer to perform complete diagnostics, set precise pool and spa temperatures and easily switch from pool to spa mode.

In 1996, the Company acquired Jandy, one of the leading producers of electronic control systems, automatic valves, automatic cleaners and other water features for the swimming pool and spa industries. Jandy® electronic pool and spa controls are recognized as being some of the highest quality, most technologically advanced and innovative products in the pool and spa industry. Jandy produces a wide array of electronic control systems ranging from basic systems which adjust only one or two functions to sophisticated systems that completely automate a pool, spa, lighting, water features and landscape features.

Jandy developed one of the first automatic pool cleaners, which is hydrodynamically propelled to quietly vacuum pools. In addition, Jandy manufactures valves and valve actuators which automate pool and spa plumbing to switch water circulation from pool to spa, control spa overflow, drain water and control fountains, waterfalls and other water features. Jandy® valves and valve actuators also are used by original equipment manufacturers for many automation applications.

The segment also offers a complete line of water features to enhance pool construction, which produces a range of water effects, including the Sheer Descent®, Sheer Arc™, Sheer Curtain™ and Sheer Rain™ waterfalls; and the recently introduced Aqua Accents™.

In August 1999, the Company acquired substantially all the assets of Olympic ("Olympic"), which does business in Canada as Olympic Pool Accessories. Olympic manufactures and distributes cleaning and maintenance supplies, white goods, ladders, solar reels, floating lounges and pool toys and games. The acquisition of Olympic complements the Company's existing pool and spa products. These pool accessories are being distributed in the U.S. and Europe under the Water Pik® and Jandy® brand names.

The Company also provides sales and marketing services for Fiberstars, Inc. swimming pool and spa lighting products under a marketing alliance entered into with Fiberstars, Inc. in August 2000.

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

PRODUCT CATEGORY	BRAND NAME

Commercial Boilers and Water Heaters	Laars® Mighty Therm®, Laars® Mighty Max®, Laars® Mighty Stack®
Residential Boiler	Laars® Mini-Therm®
Residential Combination Boiler	Laars® Mini- Combo®
High-Efficiency Boilers	Laars® CB™, Laars® Summit™, Laars® Endurance™
Oil Boilers	Laars® Max™, Laars® Newport™, Laars® Horizon™

The Company has manufactured gas water-heating products for over 50 years, and has expanded its product line to include residential oil boilers and high efficiency boilers and water heaters for residential, commercial and industrial heating applications. These products include:

  •
  Mighty Therm® series of commercial boilers and water heaters which are natural draft appliances for propane or natural gas fuels;
  •
  Mighty Max® series of commercial boilers and water heaters which are forced draft separated combustion appliances with efficiencies of 85 percent for propane or natural gas fuels;
  •
  Mini Therm® induced draft series of residential boilers;
  •
  Mini Combo® induced draft combination hydronic boiler and domestic water heater;
  •
  Mighty Stack® automatic circulating water heater;
  •
  Newport™ oil boiler; and
  •
  MAX™ oil boiler.

In January 1999, the Company introduced an innovative residential gas boiler, the Laars® Endurance™ boiler, which is fully modulating to match a home's changing heat load and is designed to provide homeowners with precise temperature control throughout the home while reducing energy consumption. The Endurance™ boiler is the first modulating residential boiler manufactured and distributed in North America.

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

International sales are primarily to Canada, Japan and Europe and accounted for 16 percent of the Company's total sales in 2001. Approximately one half of the Company's international sales were in Canada.

PERSONAL HEALTH CARE

Water Pik® showerheads are marketed to consumers through mass merchandisers and home centers such as Wal-Mart, Kmart and Home Depot.

Water Pik® and other consumer oral health products are marketed to consumers through mass merchandisers such as Wal-Mart, Kmart and Target.

Professional dental products are marketed under the Denar®, Getz® and Hanau™ brands through professional dental supply dealers.

Water filtration products are marketed under the Water Pik® and Instapure® brand names and are sold to consumers through mass merchandisers, home centers, drug stores and co-operative hardware chains.

Water Pik® personal stress relief products are marketed to consumers through mass merchandisers such as Wal-Mart, Kmart and Target.

Water Pik® home sanitizing products are marketed to consumers through mass merchandisers and specialty catalogues.

Professional dental products and select showerheads, consumer oral health products, personal stress relief products and home sanitizing products, as well as replacement parts, also may be purchased on-line at www.waterpik.com. The website also offers product information literature, including instructions for product use and service advice and the locations of retail outlets carrying Water Pik® products.

POOL PRODUCTS AND HEATING SYSTEMS

The Laars® and Jandy® swimming pool and spa equipment products are sold through an international network of wholesale distributors, contractors, retailers and service companies. Laars® water-heating systems are sold through a network of sales representatives and plumbing and HVAC wholesalers in the United States, Canada and internationally.

Competition

The Company competes with domestic and international companies. Competition is based on price, quality, service, product features, product innovation, marketing and distribution. The Company's success depends on the ability to introduce innovative products before its competitors, and to design, manufacture and market a broad range of reliable products that incorporate technological innovations and satisfy current consumer trends. Among the most significant competitors are larger companies that may have greater financial and technical resources than the Company does.

Competitors in personal health care products include companies such as The Gillette Company, which manufactures Braun® products; The Clorox Company, which manufactures Brita® products; Procter & Gamble Co., which manufactures PUR® products; Colgate-Palmolive Company, which manufactures Actibrush®; Salton, Inc., which manufactures Ultrasonex® products; Masco Corporation, which manufactures Delta® products; Fortune Brands, Inc., which manufactures Moen® products; as well as a number of private companies including, Homedics, and Conair Corporation, which manufactures Pollenex® products.

Competitors in pool products include companies such as Pentair, Inc., which includes Pentair pool products™, Wisconsin Energy Corporation, which manufactures Sta-Rite® products, Rheem Manufacturing Company, which manufactures Raypak® products and Hayward Industries, Inc., which manufactures Hayward® products. Competitors in water heating products include companies such as SPX Corporation, whose subsidiary Weil-McLain manufactures boilers, Burnham Corporation, which manufactures boilers and water heaters, and A.O. Smith Corporation, which manufactures boilers and water heaters.

Research and Product Development

The Company supports research and product development through both its marketing and engineering departments. The marketing team, together with outside consultants, researches both demographics and lifestyle trends to identify product concepts related to unmet consumer needs. Product concepts are then expressed in engineering prototypes in the first stage of new product development. Research continues as product concepts evolve through interaction with consumer focus groups. At any point in time, the Company generally has products in various stages of development. The Company's research and product development expenditures were approximately $7.5 million, $8.1 million and $7.7 million in 2001, 2000 and 1999, respectively.

The Company develops and introduces new products and categories targeted toward capitalizing on emerging consumer trends, such as the AquaFall™ and Cascadia™ drenching showerheads, the Water Pik® eBrush™, the New Visions™ showerheads, the Waterpik™ Foot Retreat Spa™, the Waterpik™ AccuReach™ precision massager, the Waterpik™ Aquia™ home sanitizing system, the Jandy® AquaLink® RS control system, the Laars® Hotshot™, an above-ground pool and spa heater, the Jandy® pumps, the Jandy® filters and the Laars® Summit™, a high-efficiency, modulating commercial boiler and water heater. Research and product development efforts also focus on continuing to develop improved and innovative products that meet increasing energy efficiency performance requirements and stricter environmental regulations. The Company also regularly conducts clinical research to validate the safety and effectiveness of its consumer and professional oral health products. The research and development efforts have resulted in numerous awards for design and innovation.

Manufacturing and Materials

The Company's manufacturing operations consist of manufacturing finished products from components and subassemblies that the Company either produces or acquires from a wide range of vendors. An increasing percentage of the Company's products and components are manufactured by third-party original equipment manufacturers. While global sourcing has reduced overall product costs, it has also resulted in increased complexity in supply chain management, requiring a greater inventory investment.

The Company utilizes two primary methods of fulfilling demand for products: building products to a demand forecast and building products to a customer order. In building products to a demand forecast, capabilities are employed to maximize manufacturing efficiencies by producing high volumes of basic product configurations. Building products to a customer order permits configuration of units to the particular specific customization requirements of the customer. Both methods are designed to generate cost efficiencies and high customer fill rates and on-time delivery relating to just-in-time manufacturing, inventory management and distribution practices.

The Company believes that there are a sufficient number of suppliers for most of its raw materials, components and subassemblies. A small number of raw materials and components, however, are purchased from single sources due to technology, availability, price, quality or other considerations. Order lead times and cancellation requirements vary by supplier and component. Key components and processes currently obtained from single sources include certain of the Company's electrical components. In addition, new products introduced by the Company may initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for additional suppliers.

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

Patents and Trademarks

The Company's subsidiaries hold a number of patents registered in the U.S., Canada and other countries. The Company's subsidiaries also hold the exclusive rights with respect to certain technology included in its products. The Company relies primarily upon a combination of trademark, copyright, know-how, trade secrets, proprietary information, patents, licenses and contractual restrictions to protect its intellectual property rights. Management believes that such measures afford only limited protection and, accordingly, there can be no assurance that the steps taken to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or the independent development of similar technology by others. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or obtain and use information that the Company regards as proprietary.

Seasonality

The Company's business is highly seasonal, with operating results varying from quarter to quarter. The Personal Health Care segment has historically experienced higher sales in the fourth quarter of each year due to stronger retail demand during the holiday season. The Pool Products and Heating Systems segment has historically experienced higher sales in the second and fourth quarters of each year as customers purchase such products in preparation for the cooler weather and in anticipation of the warm spring and summer months. In addition, as a result of the seasonality of sales, the Pool Products and Heating Systems segment offers incentive programs and extended payment terms to encourage pool product customers to purchase products generally during the fourth quarter, as is consistent with industry practice. These normal seasonal variations in operating results can also be impacted by short-term trends including changes in the economic environment and weather patterns. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Backlog

Backlog consists of firm orders for the Company's products that are generally shipped within the next year. Backlog was $10,114,000 and $11,302,000 as of December 31, 2001 and 2000, respectively.

Employees

The Company's work force consists of approximately 1,600 employees. The Company is not a party to a collective bargaining agreement with respect to any of its employees. The Company considers its relations with its employees to be good.

Executive Officers

Executive Officers of the Company are as follows:

NAME, OFFICE AND POSITION	AGE

Michael P. Hoopis, President and Chief Executive Officer	51
Robert A. Shortt, Executive Vice President, Sales, Marketing and Business Development	40
Victor C. Streufert, Vice President, Finance, Chief Financial Officer and Treasurer	44
Richard P. Bisson, Vice President, Operations	42
Robert J. Rasp, General Manager, Pool Products and Heating Systems	43
Theresa Hope-Reese, Vice President, Human Resources	44
Richard D. Tipton, Vice President, General Counsel and Secretary	45

Set forth below are the business backgrounds for the past five years of the executive officers of the Company:

Mike Hoopis has been President and Chief Executive Officer since August 1999, when the Company was incorporated in anticipation of the spin-off from Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated ("ATI"). From October 1998 to August 1999, Mr. Hoopis was President and Chief Executive Officer of the Consumer Products Division of ATI. Prior to that time, Mr. Hoopis was affiliated with The Black & Decker Corporation in various executive positions, including as President, Worldwide Household Products, and as Executive Vice President from 1996 to 1998; President, Price Pfister, Inc. from 1992 to 1996; President, Kwikset Corporation from 1991 to 1992; and Vice President of Manufacturing, U.S. Household Products from 1989 to 1991. Mr. Hoopis was President of the Stiffel Company from 1986 to 1989, and he held various marketing, manufacturing and engineering positions with other corporations. Mr. Hoopis is a Director of Meade Instruments Corp., a designer and distributor of telescopes and related accessories.

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

Robert J. Rasp has been General Manager, Pool Products and Heating Systems of the Company since November 1999. Previously, he was President of Teledyne Laars from 1996 to November 1999 and Vice President, Heating Systems of Laars from 1994 to 1996. Prior to 1994 Mr. Rasp held senior-level management positions with Carrier Corporation and York International Corporation.

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

Richard D. Tipton has been Vice President, General Counsel and Secretary of the Company since March 2000. Prior to that time, from 1999 to 2000, Mr. Tipton was Vice President, General Counsel and Secretary of Data Processing Resources Corporation, an information technology services company. From 1987 to 1998, Mr. Tipton served in various legal executive positions at Chart House Enterprises, Inc., a national restaurant company, including Vice President — Legal Affairs and General Counsel from 1997 to 1998 and Vice President and Associate General Counsel from 1995 to 1997. Prior to 1987, Mr. Tipton engaged in the private practice of law in San Diego, California. He is a member of the California State Bar.

Executive officers of the Company are elected annually following the annual meeting of the stockholders.

Forward — Looking Statements

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

Our growth and future success will depend upon our ability to enhance our existing products and to develop and market enhanced or new products in a timely and cost effective manner. We may not be successful in developing or marketing enhanced or new products, and the market may not accept our products. The resulting level of sales of any of our enhanced or new products may not justify the costs associated with their development and marketing. This is particularly the case when the Company introduces a product that does not have a well-established market, such as the Company's new home sanitizing product that incorporate ozone-generation technology. In addition, certain new products, such as the Company's home sanitizing product, require greater testing and governmental agency regulatory approvals than the Company's existing product lines. Such testing and approval processes are designed to determine whether a new product is safe and effective. The process of developing data to support product effectiveness claims and/or applications for regulatory approval is costly and may not ultimately prove to be successful.

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

As part of our growth strategy, we plan to:

  •
  develop high quality, lower cost manufacturing capabilities;
  •
  pursue product line extensions for existing categories and enhance existing products;
  •
  expand into new channels of distribution with existing products;
  •
  develop a self-sustaining product development process; and
  •
  seek complementary acquisitions and alliances to enhance our market presence.

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

The markets in which we operate are highly competitive. We compete with domestic and international companies. Among our most significant competitors are larger companies that have greater financial and technical resources than we do. In personal health care products, our competitors include companies such as The Gillette Company, which manufactures Braun® products, The Clorox Company, which manufactures Brita® products, and Procter & Gamble Co., which manufactures PUR® products; Colgate-Palmolive Company, which manufactures Actibrush; Salton, Inc., which manufactures Ultrasonex® products; Masco Corporation, which manufactures Delta products; Fortune Brands, Inc., which manufactures Moen products, as well as a number of private companies including Homedics and Conair Corporation, which manufactures Pollenex products. In pool and water-heating products, our competitors include companies such as Pentair Pool Products, which includes PacFab, Inc.; Wisconsin Energy Corporation, which manufactures Sta-Rite products, Rheem Manufacturing Company, which manufactures Raypak products; Hayward Industries, Inc., which manufactures Hayward products; SPX Corporation, whose subsidiary Weil-McLain manufactures boilers, Burnham Corporation, which manufactures boilers and water heaters, and A.O. Smith Corporation, which manufactures boilers and water heaters. Because these companies have greater financial and technical resources than we do, they may be willing to commit significant resources to protect their own market shares or to capture market share from us. As a result, we may need to incur greater costs than previously incurred for trade and consumer promotions and advertising to preserve or improve market share, to introduce and establish new products and line extensions and to enhance existing products. At the same time, we may need to undertake additional production- related cost-cutting measures to enable us to respond to competitors' price reductions and marketing efforts without reducing our margins. We cannot assure that we will be able to make such additional expenditures or implement such cost-cutting measures or that, if made or implemented, they will be effective.

We are dependent on certain key customers and the general retail environment.

Our top ten customers, including the effects of acquisitions as described below, accounted for 42 and 37 percent of our net sales in 2001 and 2000, respectively. SCP Pool Corporation ("SCP"), including Superior Pool Products acquired by SCP in July 2000, Hughes Supply, Inc. acquired by SCP in January 2001, and Capitol Pool, acquired by SCP in November 2001, and Wal-Mart Stores Inc. were our largest customers, accounting for 16 percent and 6 percent, respectively, of our net sales in 2001 and 14 percent and 6 percent, respectively, of our net sales in 2000.

We face pricing pressures from our trade customers. Because of the highly competitive retail environment, retailers have increasingly sought to reduce inventory levels and obtain pricing concessions from vendors. From time to time, we may need to reduce the prices for some of our products to respond to competitive and consumer pressures. We are also subject to the risk that high-volume customers could seek alternative pricing concessions or better trade terms. The loss of, or a substantial decrease in, the volume of purchases by SCP or Wal-Mart Stores Inc. or any of our other top customers could have a material adverse effect on our business, results of operations and financial condition. Kmart Corporation, one of the top ten customers of the Company's Personal Health Care division, filed for protection under Chapter 11 of the United States Bankruptcy Code in January 2002, which could adversely affect our business.

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

  •
  our ability to assess accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;
  •
  the potential loss of key personnel of an acquired business;
  •
  our ability to integrate acquired businesses and to achieve identified financial and operating synergies anticipated to result from an acquisition; and
  •
  unanticipated changes in business and economic conditions affecting an acquired business.

Our business is highly seasonal which may adversely affect our operating results and financial condition.

Our business is highly seasonal, with operating results varying from quarter to quarter. Our Personal Health Care segment has historically experienced higher sales in the fourth quarter of each year due to stronger retail demand during the holiday season. The Pool Products and Heating Systems segment has historically experienced higher sales in the second and fourth quarters of each year as customers purchase such products in preparation for the cooler weather and in anticipation of the warm spring and summer months. In addition, as a result of the seasonality of sales, the Pool Products and Heating Systems segment offers incentive programs and extended payments terms to encourage pool product customers to purchase products generally during the fourth quarter, as is consistent with industry practice. This increases the risk that our customers will build-up excess inventory in response to purchase incentives. In addition, seasonality increases the risk of having insufficient cash to invest in product development at critical times. Poor weather can also have a material adverse impact on sales of pool products.

We are subject to the risks associated with international sales.

During 2001, international sales accounted for approximately 16 percent of our total sales, of which approximately 50 percent were sales made in Canada. We anticipate that future international sales will increase and may account for a more significant percentage of our sales. Risks associated with such increased international sales include:

  •
  political and economic instability;
  •
  export controls;
  •
  changes in legal and regulatory requirements;
  •
  U.S. and foreign government policy changes affecting the markets for our products;
  •
  changes in tax laws and tariffs;
  •
  the impact of the transition to a common European currency;

  •
  convertibility and transferability of international currencies; and
  •
  exchange rate fluctuations (which may affect sales to international customers and the value of and profits earned on international sales when converted into dollars).

Any of these factors could have a material adverse effect on our business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Product liability claims, product recalls and rising insurance costs could have a material adverse effect on our results of operations and financial condition.

As a manufacturer and distributor of consumer products, product liability claims challenging the safety of our products are periodically asserted against the Company. While the Company vigorously defends such claims and the integrity of its products, the cost of defending and resolving claims and the adverse publicity which could result from such claims may have a material adverse effect on our results of operations and financial condition. In addition, the costs associated with defending and resolving our product liability claims, and the overall insurance market in general, has led to an increase in our insurance costs, which may continue, may ultimately affect our ability to obtain insurance coverage and may have a material adverse effect on our results of operations.

In addition, if the federal Consumer Products Safety Commission or state or local authority requires us to recall or repurchase our products, or if we institute a voluntary recall of our products, the repurchase or recall could be costly to us financially and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that could not be sold. This could have a material adverse effect on our business, results of operations and financial condition.

Failure to protect our intellectual property could reduce our competitiveness.

Our intellectual property rights are important to our business because they protect our investment in valuable research and development incorporated in our patents and goodwill we build up in our trademarks. We rely primarily upon a combination of trademark, copyright, know-how, trade secrets, proprietary information, patent and contractual restrictions to protect our intellectual property rights. We believe that such measures afford only limited protection and, accordingly, we cannot assure you that the steps taken by us to protect these intellectual property rights will be adequate to prevent misappropriation of our technology or the independent development of similar technology by others. The costs associated with protecting our intellectual property rights, including litigation costs, may be material. We also cannot be sure that we will be able to successfully assert our intellectual property rights or that these rights will not be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our products are sold do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure or our inability to protect our intellectual property rights, a successful intellectual property challenge or infringement proceeding against us, could make us less competitive and have a material adverse effect on our business, operating results and financial condition.

Failure of representations and assumptions underlying the IRS tax ruling could cause the spin-off not to be tax-free to ATI or to ATI's stockholders and may require us to indemnify ATI.

While the tax ruling relating to the qualification of the spin-off as a tax-free distribution within the meaning of Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"), generally is binding on the IRS, the continuing validity of the tax ruling is subject to certain factual representations and assumptions, including certain obligations of the Company continuing for up to approximately three years after the spin-off. If the spin-off were not to qualify as a tax-free distribution within the meaning of Section 355 of the Code, ATI would recognize taxable gain generally equal to the amount by which the fair market value of the Water Pik Technologies common stock distributed to ATI's stockholders exceeded the tax basis in our assets. In addition, the distribution of our common stock to each ATI stockholder would generally be treated as taxable in an amount equal to the fair market value of the Water Pik Technologies common stock they receive. The Company is responsible for any taxes paid by ATI or its stockholders as a result of the spin-off failing to qualify as a tax-free distribution under the Code. The Company is not aware of any facts or circumstances that would cause its representations to ATI to become untrue or its indemnity obligations to become due. See also Note 11 to our Financial Statements entitled "Commitments and Contingencies."

Other risk factors

There are numerous other factors, many of which are outside of our control, that could adversely impact our results of operations and financial condition. Such factors include: adverse weather conditions, natural disasters and international, political and military developments which may, among other things, impair distribution of our products and reduce consumer spending on our products; labor disputes, which could increase costs and disrupt production of our products; changing public and consumer tastes, which could result in lower spending on our products; and legal and regulatory developments that could impact how we operate with respect to environmental activities, safety, protection of intellectual property, importing or exporting of products and other areas.

  Item 2      Properties

Manufacturing and Facilities

The Company's principal facilities as of March 8, 2002 are listed below. Five of the eight facilities are owned and, of those owned, the facilities located in the U.S. are pledged as collateral on mortgage notes under the Company's real estate financing agreement. Although the facilities vary in terms of age and condition, management believes that these facilities have been well maintained. Each of the manufacturing facilities conducts manufacturing operations in a relatively autonomous manner, supported by its own manufacturing and assembly area, quality assurance department, and other support functions. The Company has instituted quality assurance programs to provide that its products comply with the Consumer Products Safety Act and other similar laws. The Company's Moorpark, California and Rochester, New Hampshire facilities are ISO 9002 compliant and the Fort Collins and Loveland, Colorado facilities are ISO 9001 certified.

FACILITY LOCATION	PRINCIPAL USE	SQUARE FOOTAGE (OWNED/LEASED)

Fort Collins, Colorado	Manufacturing of oral health products.	250,000 (owned)
Loveland, Colorado	Manufacturing of showerheads, water filtration products, and oral health products.	136,000 (owned)
Montreal, Canada (2 buildings)	Manufacturing and distribution of pool and spa accessories, including cleaning and maintenance supplies, white goods, ladders, solar reels, floating lounges, pool toys and games.	55,000 (leased) 47,000 (leased)
Moorpark, California	Manufacturing and distribution of pool and spa heaters, pool pumps and filters, valves, actuators, electronic controls, automated cleaners, fiber optic lighting, boilers and water heaters.	200,000 (owned)
Oakville, Canada	Distribution of Laars® and Jandy® products.	40,000 (owned)
Petaluma, California	Sales, marketing and customer service for pool products.	21,000 (leased)
Rochester, New Hampshire	Manufacturing of commercial boilers, waterheaters, pool heaters and Trianco products.	80,000 (owned)
Scarborough, Canada	Sales, marketing, customer service, warehousing and distribution of Water Pik® Products.	30,000 (leased)

The Company's executive offices are located in Newport Beach, California and are leased from a third party. The facility in Petaluma, California was leased from a third party in November 1999 to accommodate the sales, marketing and customer service staff of the Company's pool products business when the facility in Novato, California was vacated in April 2000. The Novato, California facility was also utilized for manufacturing until January 2000. The Company's facilities are modern and sufficient to carry on current activities.

  Item 3      Legal Proceedings

Legal Proceedings

A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, personal injury, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period and ultimately could affect insurance premiums or the Company's ability to obtain insurance coverage.

As a consumer goods manufacturer and distributor, the Company is subject to continuing risk of product liability and related lawsuits involving claims for substantial monetary damages. The Company is party to various personal injury and property damage lawsuits and claims relating to its products and other routine litigation incidental to its business. The Company has general liability, product liability and workers' compensation insurance coverage. The Company's insurance coverage provides that the Company is responsible for policy deductibles and an allocation of legal costs and expenses. Loss accruals have been recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies" to cover the portion of liability claims not covered by insurance policies. Such accruals are based on estimates which include information provided by the Company's insurance company, claims adjusters and insurance broker, taking into account prior experience, numbers of claims, discussions with legal counsel and other relevant factors. The methods of making such estimates and establishing the resulting accrual are reviewed on a regular basis and any resulting adjustments are reflected in current operating results.

The Company has recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $7,361,000 and $9,503,000 as of December 31, 2001 and December 31, 2000, respectively. The amount related to product and general liability lawsuits and asserted claims and incurred but not reported claims was $6,680,000 and $9,230,000 as of December 31, 2001 and December 31, 2000, respectively. The remaining amount relates to workers' compensation claims, both asserted and incurred but not reported.

  Item 4      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

PART II

  Item 5      Market for the Company's Common Equity and Related Stockholders Matters

Price Range of Common Stock

The Company's common stock is listed on the New York Stock Exchange and trades under the symbol "PIK." The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by the New York Stock Exchange.

	High	Low
2001
First Quarter	$8.48	$6.81
Second Quarter	8.60	6.65
Third Quarter	9.75	7.60
Fourth Quarter	8.69	7.60
2000
First Quarter	9.63	6.56
Second Quarter	8.25	6.00
Third Quarter	9.69	5.88
Fourth Quarter	9.69	5.75

On March 8, 2002, the closing sale price of the Company's common stock as reported by the New York Stock Exchange was $9.48 per share. As of March 8, 2002, there were approximately 4,763 holders of record of the common stock.

Dividend Policy

To date, the Company has paid no cash dividends to its stockholders. The Company has no plans to pay dividends on its common stock in order to conserve cash for use in its business. In addition, the terms of the Company's credit facilities prohibit it from paying dividends.

Recent Sales of Unregistered Securities

On January 3, 2001, the Company sold 1,973,685 shares of common stock at $7.60 per share to two investment funds managed by Special Value Investment Management, LLC in a private placement. Gross proceeds from the offering amounted to $15,000,000 and the related offering costs were $1,354,000. The net proceeds were used to repay borrowings under the revolving credit facility which enabled the Company to subsequently fund capital expenditures related to new product development activities and for further development of lower cost manufacturing capabilities in accordance with the amended IRS tax ruling received by ATI in connection with the spin-off. The shares of common stock were issued to the investment funds in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). At the request of the purchasers, subsequent to January 3, 2002, the Company has the obligation to register these shares, plus an additional 386,800 shares of common stock that the purchasers owned prior to the offering, under the Securities Act and pay certain registration expenses.

  Item 6      Selected Consolidated Financial Data

Selected Financial Data

The following table summarizes selected consolidated financial data for Water Pik Technologies. The following historical data were derived from the audited consolidated financial statements of Water Pik Technologies. Certain amounts reported in previous years have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on reported results of operations or stockholders' equity.

	YEAR ENDED DECEMBER 31,
	2001	2000	1999	1998	1997

	(in thousands, except for share and per share amounts)
Consolidated Statement of Income Data:
Sales	$281,863	$288,233	$253,695	$234,356	$240,212
Costs and expenses:
Cost of sales	189,839	193,768	161,155	144,318	144,068
Selling expenses	45,345	40,621	42,283	43,624	38,509
General and administrative expenses	20,115	25,812	23,381	19,648	20,372
Research and development expenses	7,477	8,076	7,672	7,734	8,879

	262,776	268,277	234,491	215,324	211,828

Income before other income and expenses	19,087	19,956	19,204	19,032	28,384
Interest expense	2,879	3,899	582	—	—
Other income	(626)	(302)	(198)	(126)	(532)

Income before income taxes	16,834	16,359	18,820	19,158	28,916
Provision for income taxes	6,717	6,156	7,766	7,663	11,364

Net income	$10,117	$10,203	$11,054	$11,495	$17,552

Net income per common share — basic and diluted	$0.85	$1.05	$1.15	$1.17	$1.79

Average weighted common shares outstanding — basic	11,826,905	9,685,719	9,587,291	9,837,534	9,830,038
Average weighted common shares outstanding — diluted	11,948,266	9,722,996	9,594,330	9,838,465	9,831,222
Consolidated Balance Sheet Data:
Working capital	$60,749	$46,488	$41,272	$35,778	$39,057
Total assets	$194,591	$173,196	$159,631	$126,700	$118,901
Long-term debt, less current portion	$41,923	$36,995	$39,883	$—	$—
Stockholders' equity	$90,110	$66,747	$56,690	$88,822	$80,653

Because Water Pik Technologies was not a publicly held company prior to November 30, 1999, the weighted average number of shares of common stock used in the computation of earnings per share for periods prior to the spin-off is based on the distribution ratio of the weighted average number of ATI shares of common stock of one share of Water Pik Technologies for every 20 shares of ATI.

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

  Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based upon and should be read in conjunction with the audited consolidated financial statements, including the related notes, included herein. For periods prior to the spin-off from ATI, the financial statements include the businesses described below on a combined basis. Some of the statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Actual results could differ materially from the expectations reflected in these forward-looking statements as a result of various factors, some of which are described below. See also "Business — Forward-Looking Statements."

Overview of Business

Water Pik Technologies is a leader in designing, manufacturing and marketing a broad range of well-recognized personal health care products and pool and water-heating products. The Company operates in two business segments: Personal Health Care and Pool Products and Heating Systems. The Personal Health Care segment designs, manufactures and markets personal health care products, including showerheads, oral health products, water filtration products, personal stress relief products, home sanitizing products and professional dental products. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, electronic controls, valves, water features and residential and commercial water-heating systems.

Total sales of our two segments for years ended December 31, 2001, 2000 and 1999 are summarized below:

	YEAR ENDED DECEMBER 31,
SEGMENT	2001		2000		1999

	(DOLLARS IN THOUSANDS)
Personal Health Care	$119,735	42.5%	$117,283	40.7%	$117,930	46.5%
Pool Products and Heating Systems	162,128	57.5%	170,950	59.3%	135,765	53.5%

Total sales	$281,863	100.0%	$288,233	100.0%	$253,695	100.0%

The financial information in the Company's financial statements for periods prior to the spin-off from ATI on November 29, 1999 is not necessarily indicative of results of operations, financial condition and cash flows that would have occurred if the Company had been a separate, independent public company during the periods presented nor is it indicative of our future results. On an historical basis prior to November 29, 1999, the capital for the Company's operations was provided by ATI's net investment in the Company, with no debt allocated to the Company. Accordingly, the historical financial statements prior to November 29, 1999 reflect no interest income or interest expense. Prior to the spin-off, ATI established a five-year $60,000,000 revolving credit facility, and $34,000,000 of borrowings under the facility were used by ATI prior to the spin-off to repay certain of its debt obligations. In connection with the spin-off, the Company assumed this credit facility, including the repayment obligations for ATI's $34,000,000 of borrowings. Following the spin-off, up to $26,000,000 of borrowing availability remained under the credit facility, subject to the borrowing base limitations under the facility. The amount of ATI indebtedness assumed by the Company under the new credit agreement was determined by reference to (i) historical levels of ATI consolidated indebtedness relative to the expected market capitalization of ATI and the Company and (ii) the level of debt and debt service capacity of the Company, as well as its ability to finance working capital requirements through a combination of operating cash flow and revolving credit borrowings. The historical consolidated financial statements prior to November 29, 1999 included herein do not reflect any changes that occurred in the capitalization or results of operations of the Company as a result of, or after, the spin-off.

During the fourth quarter 2001, the Company early adopted Emerging Issues Task Force ("EITF") Issue 00-14, "Accounting for Certain Sales Incentives," and EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." Adoption of these statements resulted in the reclassification of certain expenses related to customer promotional payments and cooperative advertising arrangements from selling expenses to a reduction in sales. In accordance with the guidance, amounts for all prior periods presented have been reclassified. As such, sales, gross profit and selling expenses for all periods presented have been decreased to reflect the reclassification. These reclassifications had no effect on reported operating profit.

During the fourth quarter 2000, the Company adopted EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus states that all amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue and that such amounts cannot be netted against the related shipping costs. The Company has historically reported certain outbound shipping costs net of shipping revenues in sales. In accordance with the guidance, amounts for all prior periods presented have been reclassified. As such, sales and cost of sales for all prior periods presented have been increased to reflect the reclassification of shipping costs from sales to cost of sales. These reclassifications had no effect on reported gross profit or results of operations.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Water Pik Technologies' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer's price is fixed or determinable and collectibility is reasonably assured. The Company records estimated reductions to revenue for customer programs and incentive offerings including promotions, cooperative advertising programs and other volume-based incentives. Should a greater proportion of customers redeem incentives than estimated by the Company, additional reductions to revenue may be required. The Company also allows credit for products returned within its policy terms. The Company records an allowance for estimated returns, based on historical experience and any notification of pending returns, at the time of sale. Should the actual returns exceed those estimated by the Company, additional reductions to revenue and cost of sales may be required.

ACCOUNTS RECEIVABLE

The Company markets its products to a diverse customer base, principally throughout the United States and Canada. The Company grants credit terms in the normal course of business to its customers. Additionally, the Company offers extended payment terms to pool products customers to encourage them to purchase products generally during the fourth quarter to better enable utilization of manufacturing capacity. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined through review of their current credit information. The Company continuously monitors collections and payments from customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimated losses are based on historical experience and any specific customer collection issues identified. If the financial condition of the Company's customers, including one customer accounting for approximately 27 percent of accounts receivable at December 31, 2001, were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INVENTORIES

The Company values its inventory at the lower of the cost to purchase and/or manufacture the inventory (last-in, first-out ("LIFO") and first-in first-out ("FIFO") cost methods) or the current estimated market value of the inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

WARRANTIES

The Company provides for the estimated cost of product warranties based on historical experience and any identified product quality issues at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability may be required.

DEFERRED INCOME TAXES

The Company has not recorded a valuation allowance on its deferred tax assets as management believes that it is more likely than not that all deferred tax assets will be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

PROPERTY, PLANT AND EQUIPMENT

The Company states property, plant and equipment at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. The Company estimates the useful lives of property, plant and equipment based on historical experience and expectations of future conditions. Should the actual useful lives be less than those estimated, additional depreciation expense may be required.

GOODWILL AND INTANGIBLE IMPAIRMENT

The Company currently evaluates long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In assessing the recoverability of goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. The Company will adopt SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002 and will be required to analyze its goodwill for impairment issues during the first six months of 2002, and then on a periodic basis thereafter. No such impairment losses have been recognized as of December 31, 2001, 2000 and 1999.

INSURANCE RESERVES AND LEGAL CONTINGENCIES

Water Pik Technologies records loss accruals to cover the portion of general liability, product liability and workers' compensation asserted and incurred but not reported claims not covered by insurance policies. Such accruals are based on estimates which are based on information provided by the Company's insurance company, claims adjusters and insurance broker, taking into account prior experience, numbers of claims, discussions with legal counsel and other relevant factors. Should the number of claims or the actual outcome of any claim result in losses in excess of amounts accrued, an adjustment to the loss accruals and increase in expense may be required.

Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2001	% CHANGE	2000	% CHANGE	1999

	(DOLLARS IN THOUSANDS)
Sales	$281,863	(2.2)%	$288,233	13.6%	$253,695
Gross profit	$92,024	(2.6)%	$94,465	2.1%	$92,540
Operating profit	$19,087	(4.4)%	$19,956	3.9%	$19,204
Gross profit as a percentage of sales	32.6%		32.8%		36.5%
Operating profit as a percentage of sales	6.8%		6.9%		7.6%
International sales as a percentage of sales	15.7%		16.6%		14.2%

Year ended December 31, 2001 compared to year ended December 31, 2000

Sales for 2001 were $281,863,000, representing a decrease of 2.2 percent from 2000 due to lower sales in the Pool Products and Heating Systems segment. Gross profit (sales less cost of sales) as a percentage of sales for 2001 decreased to 32.6 percent compared with 32.8 percent for 2000 due to lower sales volume resulting in fixed manufacturing costs increasing as a percentage of sales, higher warranty and insurance costs and higher inbound freight costs associated with the launch of new products in the Personal Health Care segment. Warranty costs increased to 2.3 percent of sales from 2.1 percent of sales due primarily to product quality issues on certain water-heating systems products and to increased provisions related to new personal healthcare products.

Operating profit (gross profit less selling, general and administrative, and research and development expenses) as a percentage of sales was 6.8 percent in 2001 compared to 6.9 percent in 2000. The decrease in gross profit, as described above, and increased selling expenses were partially offset by decreases in general and administrative expenses and research and development expenses. Selling expenses as a percentage of sales increased to 16.1 percent in 2001 as compared with 14.1 percent in 2000. Selling expenses increased $4,724,000 to $45,345,000 in 2001 from $40,621,000 in 2000 primarily due to an increase in advertising and other selling expenses related to new product launches. General and administrative expenses decreased $5,697,000 to $20,115,000 in 2001 from $25,812,000 in 2000 and decreased as a percent of sales to 7.1 percent in 2001 as compared to 9.0 percent in 2000. This decrease is primarily due to cost cutting measures implemented in early 2001. Research and development expenses decreased $599,000 to $7,477,000 in 2001 from $8,076,000 in 2000 primarily due to a reduction in outside consulting fees which were higher in 2000 related to products introduced in the second half of 2000 and throughout 2001. Operating profit in 2001 was also reduced by $743,000 in severance costs related to a workforce reduction of which $511,000 was classified as cost of sales, $221,000 as selling expense and $11,000 as general and administrative expense. Operating profit in 2000 was also reduced by $857,000 in severance costs related to a workforce reduction of which $164,000 was classified as cost of sales, $223,000 as selling expense, $307,000 as general and administrative expense and $163,000 as research and development expense.

Interest expense, which relates to borrowings under the Company's credit facilities, to a promissory note issued in connection with an acquisition and to mortgage notes payable, decreased $1,020,000 to $2,879,000 in 2001 from $3,899,000 in 2000. The decrease relates to a lower weighted average interest rate on borrowings during 2001 as compared to 2000 and to lower average balances outstanding under the credit facilities in 2001 compared to 2000 as net equity offering proceeds of $13,646,000 were used to repay borrowings in January 2001. In addition, in August 2001, the Company paid the second and final installment on the 8 percent promissory note issued in connection with its 1999 acquisition of Olympic.

The effective income tax rate was 39.9 percent for 2001 as compared with 37.6 percent for 2000. The increase in the effective income tax rate in 2001 was due to a change in the impact of state income taxes and to decreases in state tax credits and research and development credits as compared to 2000.

Year ended December 31, 2000 compared to year ended December 31, 1999

Sales for 2000 were $288,233,000, representing an increase of 13.6 percent over 1999 due to increased sales of pool products and water-heating systems. Sales by Olympic, acquired in August 1999, amounted to $14,351,000 in 2000 versus $1,758,000 in 1999. Gross profit as a percentage of sales for 2000 decreased to 32.8 percent compared with 36.5 percent for 1999 primarily due to the shift in product sales mix to lower margin pool products and water-heating systems, including sales of Olympic pool products with lower gross margins. Gross profit was also impacted by increased insurance costs as an independent company subsequent to the spin-off from ATI, initial lower gross margins on recently introduced products and lower prices for certain personal health care products in response to increased competitive pressure.

Operating profit as a percentage of sales decreased to 6.9 percent in 2000 from 7.6 percent in 1999. This decrease in operating profit was primarily due to the decrease in gross profit percentage partially offset by improvements in selling, general and administrative, and research and development expenses as percentages of sales. Operating profit in 2000 was also reduced by $857,000 in severance costs related to a workforce reduction of which $164,000 was classified as cost of sales, $223,000 as selling expense, $307,000 as general and administrative expense and $163,000 as research and development expense. Other items in 1999 reducing operating profit were $996,000 of expenses related to the closing of three manufacturing facilities, of which $258,000 was recorded as cost of sales and $738,000 was recorded as general and administrative expenses, $930,000 of unusual general and administrative expenses associated with bad debts of several major retail customers, $532,000 of expenses relating to workforce reductions in various administrative and engineering departments and $285,000 of spin-off expenses. The costs related to the closure of manufacturing facilities and workforce reductions are the result of the Company's continuous cost-reduction and cost-containment initiatives. Selling expenses as a percentage of sales decreased to 14.1 percent in 2000 as compared with 16.7 percent in 1999. Selling expenses decreased $1,662,000 to $40,621,000 in 2000 from $42,283,000 in 1999. The favorable trend in selling expenses resulted from leveraging fixed costs over a higher sales base and a decrease in marketing and advertising expenses in 2000 as compared with 1999. General and administrative expenses as a percentage of sales decreased to 9.0 percent in 2000 from 9.2 percent in 1999 primarily due to the special expense items as discussed above. General and administrative expenses increased to $25,812,000 in 2000 from $23,381,000 in 1999. The increase is due to a full year of expenses from Olympic compared with five months in 1999 and to an increase in corporate expenses resulting from operating as an independent company subsequent to the spin-off from ATI. These increases were partially offset by savings resulting from reorganizations and workforce reductions in both 1999 and 2000. General and administrative expenses for the first 11 months of 1999 include a corporate allocation from ATI whereas general and administrative expenses subsequent to November 29, 1999 include actual corporate expenses incurred as an independent company. Research and development expenses decreased to 2.8 percent of sales in 2000 from 3.0 percent of sales in 1999 but increased $404,000 over these periods. The increase in research and development expenses is primarily due to increased consulting fees related to new projects.

Interest expense was $3,899,000 in 2000 compared with $582,000 in 1999. Prior to the spin-off on November 29, 1999, the Company had no interest expense since the capital for the Company's operations was provided by ATI's net investment in the Company with no debt allocated to the Company. Effective with the date of the spin-off through December 31, 2000, the Company has had outstanding borrowings under its credit facilities. In addition, the Company issued an 8.0 percent promissory note in connection with its acquisition of Olympic in July 1999. The first installment representing half of the principal was paid on November 15, 2000.

The effective income tax rate was 37.6 percent for 2000 as compared with 41.3 percent for 1999. The effective income tax rate in 2000 was reduced from the 1999 rate due to the use of a more favorable apportionment method for state income taxes and by the identification and utilization of state tax credits and research and development credits not utilized in prior years.

PERSONAL HEALTH CARE

	YEAR ENDED DECEMBER 31,
	2001	% CHANGE	2000	% CHANGE	1999

	(DOLLARS IN THOUSANDS)
Sales	$119,735	2.1%	$117,283	(0.5)%	$117,930
Operating profit	$2,962	(58.5)%	$7,141	(10.5)%	$7,982
Operating profit as a percentage of sales	2.5%		6.1%		6.8%
International sales as a percentage of sales	18.3%		19.1%		19.3%

Year ended December 31, 2001 compared to year ended December 31, 2000

Sales in the Personal Health Care segment for 2001 were $119,735,000, an increase of $2,452,000 or 2.1 percent over 2000 in spite of the difficult U.S. retail environment. Increased consumer oral health sales, including increased sales of the Waterpik™ flosser and oral irrigators, were partially offset by decreases in sales of water filtration and professional oral health products. Additionally, showerhead sales increased slightly due to shipments of the Cascadia™, AquaFall™ and New Visions™ showerheads introduced in 2001 partially offset by decreased sales of the traditional Shower Massage®.

Operating profit as a percentage of sales decreased to 2.5 percent in 2001 from 6.1 percent in 2000. This decrease is due primarily to lower than expected sales growth, to increased costs associated with new product introductions and to costs related to a workforce reduction in fourth quarter 2001. The Company experienced increases in fixed manufacturing costs related to 2001 new product introductions. The weak U.S. economy, slower retail distribution rollout and delayed customer acceptance on certain new products resulted in lower than expected sales. As a result, the segment experienced higher fixed manufacturing costs as a percentage of sales. Other new product-related cost increases included warranty provisions, advertising and other selling expenses and in-bound freight incurred to expedite initial orders of sourced products. In response to lower-than-anticipated demand resulting from the weak U.S. economy, the Company implemented cost savings initiatives throughout 2001, including a workforce reduction. The segment incurred $668,000 in severance and related costs in fourth quarter 2001 in conjunction with the workforce reduction.

Year ended December 31, 2000 compared to year ended December 31, 1999

Sales in the Personal Health Care segment for 2000 were $117,283,000, representing a decrease of 0.5 percent from 1999. Increased oral health sales, including shipments of the new Waterpik™ flosser, were offset by lower sales of water treatment products and showerheads. Additionally, sales in the fourth quarter, typically the strongest season of the year, decreased 7.7 percent from 1999 to 2000 reflecting the difficult U.S. retail environment.

Operating profit as a percentage of sales decreased to 6.1 percent in 2000 from 6.8 percent in 1999. This decrease is primarily due to a change in product mix to lower margin products and lower prices on certain products due to increased competitive market pressures. These effects were largely offset by decreased selling and general and administrative expenses as a percentage of sales in 2000 compared to 1999 resulting from the reorganizations and staff reductions in 2000 and 1999, as well as to special expense items in 1999 of $258,000 related to the closure of manufacturing facilities, $930,000 in bad debt expense, $532,000 related to workforce reductions and $285,000 of spin-off costs.

POOL PRODUCTS AND HEATING SYSTEMS

	YEAR ENDED DECEMBER 31,
	2001	% CHANGE	2000	% CHANGE	1999

	(DOLLARS IN THOUSANDS)
Sales	$162,128	(5.2)%	$170,950	25.9%	$135,765
Operating profit	$16,125	25.8%	$12,815	14.2%	$11,222
Operating profit as a percentage of sales	9.9%		7.5%		8.3%
International sales as a percentage of sales	13.8%		14.9%		9.8%

Year ended December 31, 2001 compared to year ended December 31, 2000

Sales in the Pool Products and Heating Systems segment were $162,128,000 in 2001, a decrease of $8,822,000 or 5.2 percent from 2000. Sales in the first half 2001 decreased $14,327,000 or 16.4 percent primarily due to the challenging U.S. economic environment compounded by high customer inventory levels resulting from aggressive customer purchasing during the fourth quarter 2000, unusually wet weather patterns in the Sunbelt states and a prolonged winter in the Northern states in 2001 compared to 2000. As is customary with industry practice, the Pool Products and Heating Systems segment offers incentive programs and extended payment terms to encourage pool products customers to purchase products generally during the fourth quarter to enable better utilization of manufacturing capacity. In spite of the continued weak U.S. economy, sales in the second half 2001 increased $5,505,000 or 6.6 percent over the same period in 2000 in response to favorable second half 2001 selling programs.

Operating profit as a percentage of sales increased to 9.9 percent in 2001 from 7.5 percent in 2000. Cost reduction initiatives implemented early in 2001 contributed to the improvement in the operating profit percentage. Operating profit increased $3,310,000 or 25.8 percent to $16,125,000 in 2001. The decrease in gross profit resulting from lower sales volume and increased warranty costs as a percentage of sales on certain water-heating systems products was more than offset by decreases in selling and general and administrative expenses from cost reductions implemented in early 2001.

Year ended December 31, 2000 compared to year ended December 31, 1999

Sales in the Pool Products and Heating Systems segment were $170,950,000 in 2000, an increase of $35,185,000 or 25.9 percent over 1999. The strong growth in sales was across the pool products and water-heating systems product categories with especially strong growth in pool and spa heaters and Jandy® electronics. Sales related to Olympic, acquired in August 1999, accounted for $12,593,000 of the increase.

Operating profit as a percentage of sales decreased to 7.5 percent in 2000 from 8.3 percent in 1999. This decrease is due to a decrease in the gross profit percentage resulting primarily from the lower gross margin products at Olympic, partially offset by savings from consolidating manufacturing facilities in October 1999. Selling expenses as a percentage of sales improved in 2000 compared to 1999 as a result of leveraging fixed costs over a higher sales base. General and administrative expenses and research and development expenses as percentages of sales were consistent in 2000 and 1999. The increase in sales absorbed the impact of higher insurance costs and corporate expenses experienced subsequent to the spin-off.

Financial Condition and Liquidity

The Company's principal capital requirements are to fund working capital needs and capital expenditures and to meet required debt payments. The Company anticipates that its operating cash flow, together with available borrowings under the credit facilities described below, will be sufficient to meet working capital requirements, fund capital expenditures and make scheduled principal and interest payments on its debt obligations for at least the next 12 months. However, a decrease in demand for the Company's products due to risk factors discussed in Part I of this report or deterioration in its financial ratios under the Company's credit facilities could adversely affect its liquidity.

On January 3, 2001, the Company sold 1,973,685 shares of its common stock at $7.60 per share to two investment funds managed by Special Value Investment Management in a private placement. Gross proceeds from the offering amounted to $15,000,000 and the related offering costs were $1,354,000. The net proceeds were used to repay borrowings under the revolving credit facility which enabled the Company to subsequently fund capital expenditures related to new product development activities and for further development of lower cost manufacturing capabilities in accordance with the amended IRS tax ruling received by ATI in connection with the spin-off. At the request of the purchasers, subsequent to January 3, 2002 the Company has the obligation to register these shares, plus an additional 386,800 shares of common stock that the purchasers owned prior to the offering, under the Securities Act and pay certain registration expenses. The transaction satisfies the requirements of the tax ruling from the Internal Revenue Service the ("IRS") regarding the tax-free status of the spin-off from ATI, as amended on July 12, 2000, which required the Company to complete a $15,000,000 equity offering by April 30, 2001.

Cash and cash equivalents decreased $386,000 to $997,000 at December 31, 2001 from $1,383,000 at December 31, 2000. Cash provided by financing activities of $17,434,000 and cash provided by operating activities of $220,000 were used to fund capital expenditures of $18,454,000. Cash provided by financing activities consists of $30,770,000 in proceeds from the issuance of mortgage notes payable on the Company's U.S. facilities and the issuance of promissory notes under an equipment financing facility and $13,651,000 in proceeds from the issuance of common stock, partially offset by net repayments of $23,431,000 on borrowings under credit facilities and $3,347,000 in repayments on promissory notes. The Company's main source of cash flow from operating activities was net income adjusted for depreciation and amortization and was offset by an increase in accounts receivable and decreases in accounts payable and insurance loss accruals. Cash used for accounts receivable was $11,517,000 primarily due to the timing of sales in the Pool Products and Heating Systems segment. While Pool Products and Heating Systems sales decreased 5.2 percent from 2000 to 2001, second half 2001 sales increased 6.6 percent in response to incentive programs and extended payment terms offered to pool products customers to encourage the purchase of products generally during the fourth quarter to enable better utilization of manufacturing capacity. Cash used for accounts payable was $4,039,000 in 2001 due primarily to cost reduction initiatives implemented in early 2001 and to improved inventory management. Payment terms to vendors were consistent in 2001 as compared to 2000. Cash used for other accrued liabilities was $2,142,000 related to product and general liability and workers' compensation claims not covered by insurance policies.

In 2000, cash provided by operating activities of $12,650,000 and increased borrowings under credit facilities of $3,001,000 were used to fund investing activities, primarily capital expenditures, of $12,616,000 and for payment of the first installment on the promissory note issued in conjunction with the acquisition of Olympic.

Working capital increased to $60,749,000 at December 31, 2001 from $46,488,000 at December 31, 2000. The current ratio increased to 2.1 at December 31, 2001 from 1.8 at December 31, 2000. The increase in working capital is primarily due to increases in accounts receivable and decreases in accounts payable as discussed above, partially offset by a decrease in deferred tax assets.

On a historical basis prior to November 29, 1999, most of the capital for the Company's operations was provided by ATI's net investment in the Company, for which no interest was charged. None of ATI's debt on a historical basis was allocated to the Company. Prior to the spin-off, ATI established a five-year $60,000,000 revolving credit facility, and $34,000,000 of borrowings under the facility were used by ATI to repay certain of its obligations. The Company assumed this revolving credit facility, including the repayment obligations for ATI's $34,000,000 of borrowings made by ATI prior to the spin-off. Borrowings under the facility are limited to borrowing base calculations based upon eligible accounts receivable and inventory balances. The credit facility also provides for issuances of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $10,000,000. In 2001, the Company voluntarily amended the revolving credit facility to increase the concentration limits of eligible accounts receivable from major customers, to obtain release of the mortgages on real property and certain machinery and equipment securing the facility, to increase inter-company indebtedness limitations, to increase the limit on letters of credit under the facility and to modify certain financial covenants. At December 31, 2001, there were $13,522,000 in borrowings and $4,127,000 in letters of credit outstanding under the credit facility with $28,953,000 of borrowing availability remaining under borrowing base limitations of the credit facility. Borrowings under the credit facility bear interest at variable rates at, or at margins above, prevailing prime, LIBOR (London Interbank Offered Rate), federal funds or certificate of deposit rates and depend on the ratio of consolidated total indebtedness to earnings before interest, taxes, depreciation and amortization from time to time. The interest rate in effect on borrowings under the revolving credit loans at December 31, 2001 was 5.25 percent. The interest rate in effect on LIBOR loans at December 31, 2001 was 3.97 percent.

The Company's Canadian subsidiary has a CDN. $11,000,000 revolving bank line of credit facility, increasing by CDN. $1,000,000 for certain months of the year, a forward exchange contract facility of up to CDN. $2,000,000 and a letter of credit facility of up to CDN. $500,000. Borrowings under the facility are due on demand. At December 31, 2001, there were CDN. $3,570,000 (US $2,233,000) in borrowings and CDN. $240,000 (US $150,000) in letters of credit outstanding under the credit facility with CDN. $4,602,000 (US $2,878,000) of borrowing availability remaining under borrowing base limitations of the credit facility. Borrowings under the credit facility bear interest at variable rates at, or at margins above, the prevailing Canadian prime rate. The interest rate in effect at December 31, 2001 was 4.5 percent.

On October 22, 2001, the Company entered into a real estate financing agreement with a bank and mortgaged its four U.S. manufacturing facilities to secure four promissory notes totaling $20,590,000. The notes bear interest at LIBOR plus 150 to 250 basis points per annum (3.4 percent at December 31, 2001). The notes require monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008. Proceeds of $20,590,000, less loan origination costs, were used to repay amounts outstanding under the Company's $60,000,000 revolving credit facility. The balance outstanding at December 31, 2001 was $20,453,000.

On December 21, 2001, the Company entered into a $15,000,000 equipment financing agreement with a bank. Initial borrowings under this agreement of $10,290,000 were funded on December 28, 2001 and are evidenced by two term notes each secured by specific machinery and equipment located at the Company's manufacturing facilities. The notes bear interest at LIBOR plus 225 basis points per annum (4.1 percent at December 31, 2001). The notes require quarterly payments of $514,500 plus accrued interest beginning on April 1, 2002 with all unpaid principal balances and accrued interest due on January 1, 2007. Initial proceeds of $10,290,000, less loan origination costs, were used to repay amounts outstanding under the Company's $60,000,000 revolving credit facility. The Company is required to be in compliance with specific financial covenants in order to utilize the remaining $4,710,000 in availability under the financing agreement. In January 2002, the Company entered into interest rate swap agreements that effectively convert the variable rate interest on the $10,290,000 promissory notes payable to a fixed rate of 6.73 percent. The interest rate swap expires on January 1, 2007. Interest differentials to be paid or received because of the swap agreements will be reflected as an adjustment to interest expense over the related period that the debt is outstanding.

The Company's primary revolving credit facility, Canadian revolving credit facility and the real estate loan agreement and related notes require the Company to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, dividend payments, consolidated net worth, interest coverage, fixed charge coverage, capital expenditures and the relationship of our total consolidated indebtedness to our earnings before interest, taxes, depreciation and amortization. A security interest in substantially all of the Company's assets was granted to the lenders under the credit agreements as collateral under the credit agreements. To the extent that the Company is not able to comply with the financial covenants, it may be unable to borrow additional amounts and outstanding amounts may become due on an accelerated basis, which would adversely affect the Company's liquidity.

Total capital expenditures for 2001 and 2000, were $18,454,000 and $12,078,000, respectively. At December 31, 2001, Water Pik Technologies had capital expenditure commitments of $999,000, primarily for production tooling and equipment.

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

The following represents contractual cash obligations and other commercial commitments at December 31, 2001:

	PAYMENTS OR COMMITMENT EXPIRATION
	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	4-5 YEARS

	(DOLLARS IN THOUSANDS)
Contractual cash obligations:
Long-term debt	$46,498	$4,600	$22,751	$19,147
Capital lease obligations	147	122	25	—
Operating leases	3,457	1,296	2,149	12

Total contractual cash obligations	$50,102	$6,018	$24,925	$19,159

Other commercial commitments
Standby letters of credit	$4,277	$4,277

Prior to November 29, 1999, the Company participated in the general liability, product liability, and workers' compensation insurance programs sponsored by ATI. The Company has since entered into general liability, product liability and workers' compensation insurance programs of its own. Insurance coverage under these programs are subject to policy deductibles for which the Company is at risk for losses. In connection with the spin-off, the Company has agreed to indemnify ATI for losses attributable to its operations prior to the spin-off. Reserves have been established based upon existing and estimated claims and historical experience in settling such matters. As a result of the spin-off, ATI transferred to the Company reserves for estimated losses under these insurance programs totaling $10,423,000 and related deferred taxes of $4,882,000. During 2000 and 2001, a number of these cases were settled. The Company has recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $7,361,000 and $9,503,000 as of December 31, 2001 and December 31, 2000, respectively. The amount related to product and general liability lawsuits and asserted claims and incurred but not reported claims was $6,680,000 and $9,230,000 as of December 31, 2001 and December 31, 2000, respectively. The remaining amount relates to workers' compensation claims, both asserted and incurred but not reported. The actual settlements of claims under these insurance programs may differ from estimated reserves, but the possible range of loss in excess of those accrued is not reasonably estimable. Based upon currently available information, management does not believe that settlement of insurance claims will have a material adverse effect on the Company's financial condition, results of operations or liquidity although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period and ultimately could affect the Company's insurance premiums or its ability to obtain insurance coverage.

In connection with the spin-off, ATI received a tax ruling from the IRS stating that the spin-off would be tax-free to ATI and to ATI's stockholders. The continuing validity of the IRS tax ruling, as amended on July 12, 2000, is subject to certain factual representations and assumptions, including the completion of a required offering of the Company's common stock by April 20, 2001 and use of the proceeds from the offering, less associated costs, for further development of high quality, lower cost manufacturing capabilities, for product line extensions, to expand channels of distribution, to develop a self-sustaining product development process, and for acquisitions and/or joint ventures. Pursuant to the Separation and Distribution Agreement that Water Pik Technologies signed prior to the spin-off and pursuant to the supplemental ruling issued by the IRS to ATI modifying certain requirements imposed under the prior tax ruling, the Company agreed with ATI to undertake such an offering. The January 2001 private placement fulfilled a material requirement of the ruling. As of December 31, 2001, the net proceeds had been fully-utilized in accordance with the requirements of the amended IRS tax ruling received by ATI in connection with the spin-off.

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

Other Matters

ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The absence of goodwill amortization is expected to result in an increase in net income of $1,452,000 ($0.12 per diluted share) per year. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and is currently evaluating the impact of adopting SFAS No. 142.

See Note 2: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for information related to other recent accounting pronouncements.

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

The change in currency exchange rates for the Canadian dollar would have the largest impact on translating future international operating profit. The Company estimates that a 10.0 percent change in foreign exchange rates would not have a material impact on reported operating profit. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Interest Rate Risk

The Company has borrowings outstanding of $46,498,000 at December 31, 2001, which bear interest at variable rates and, therefore, changes in interest rates affect interest expense incurred thereon. The variable rate borrowings include the Company's domestic and Canadian lines of credit, the mortgages on its domestic facilities and the promissory notes issued under its equipment financing facility. The Company's domestic line of credit bears interest at prime plus 0.25 percent to 0.50 percent, or at LIBOR (London Interbank Offered Rate) plus 125 to 225 basis points per annum. The Company's Canadian line of credit bears interest at Canadian or U.S. prime rate plus 0.50 percent. The mortgage notes bear interest at LIBOR plus 150 to 250 basis points. The promissory notes under the equipment financing facility bear interest at LIBOR plus 225 basis points. In order to mitigate a portion of the market risk on its variable rate debt, the Company entered into interest rate swap contracts with a financial institution on January 1, 2002. Under terms of these separate contracts the Company receives a LIBOR based variable interest rate and pays a fixed interest rate of 4.48 percent on the contracts on notional amounts totaling $10,200,000 which mature in January 2007. The Company estimates that a 10.0 percent change in interest rates would not have a material impact on reported operating profit.

  Item 8      Financial Statements and Supplementary Data

Water Pik Technologies, Inc.

Index to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Water Pik Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Water Pik Technologies, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Water Pik Technologies, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financials statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                        /s/ ERNST & YOUNG LLP

Woodland Hills, California
January 21, 2002

Water Pik Technologies, Inc.

Consolidated Balance Sheets

December 31,	2001	2000

	(In thousands, except for share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$997	$1,383
Accounts receivable, less allowances for doubtful accounts of $2,623 and $1,910 at December 31, 2001 and 2000, respectively	73,739	62,519
Inventories	33,227	33,866
Deferred income taxes	5,267	6,877
Prepaid expenses and other current assets	2,629	2,284

Total current assets	115,859	106,929
Property, plant and equipment, net	52,851	42,364
Goodwill, net	18,296	20,109
Deferred income taxes	3,434	1,760
Other assets	4,151	2,034

Total assets	$194,591	$173,196

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$22,144	$26,255
Accrued income taxes	2,721	3,284
Accrued liabilities	25,523	25,162
Current portion of long-term debt	4,722	5,740

Total current liabilities	55,110	60,441
Long-term debt, less current portion	41,923	36,995
Other accrued liabilities	7,448	9,013

Total liabilities	104,481	106,449
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 12,245,677 and 9,923,685 shares issued and outstanding at December 31, 2001 and December 31, 2000, respectively	122	99
Additional paid-in capital	76,285	60,064
Retained earnings	21,516	11,399
Equity adjustments due to stock plans	(6,732)	(4,314)
Accumulated comprehensive loss	(1,081)	(501)

Total stockholders' equity	90,110	66,747

Total liabilities and stockholders' equity	$194,591	$173,196

See accompanying notes.

Water Pik Technologies, Inc.

Consolidated Statements of Income

Year ended December 31,	2001	2000	1999

	(In thousands, except for share and per share amounts)
Sales	$281,863	$288,233	$253,695
Cost and expenses:
Cost of sales	189,839	193,768	161,155
Selling expenses	45,345	40,621	42,283
General and administrative expenses	20,115	25,812	23,381
Research and development expenses	7,477	8,076	7,672

	262,776	268,277	234,491

Income before other income and expenses	19,087	19,956	19,204
Interest expense	2,879	3,899	582
Other income	(626)	(302)	(198)

Income before income taxes	16,834	16,359	18,820
Provision for income taxes	6,717	6,156	7,766

Net income	$10,117	$10,203	$11,054

Basic and diluted net income per common share	$0.85	$1.05	$1.15

Shares used in computing basic net income per share	11,826,905	9,685,719	9,587,291

Shares used in computing diluted net income per share	11,948,266	9,722,996	9,594,330

See accompanying notes.

Water Pik Technologies, Inc.

Consolidated Statements of Cash Flows

Year ended December 31,	2001	2000	1999

	(In thousands)
Operating activities:
Net income	$10,117	$10,203	$11,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,749	9,381	8,491
Deferred income taxes	(64)	1,849	5
Compensation expense arising from stock awards	281	230	—
Gain on sale of property, plant and equipment	(215)	(8)	(11)
Change in operating assets and liabilities:
Accounts receivable	(11,517)	(4,455)	(9,463)
Inventories	411	(8,429)	(4,882)
Accounts payable	(4,039)	(2,165)	7,658
Accrued liabilities	274	2,532	1,445
Accrued income taxes	(531)	3,036	248
Other assets and liabilities	(4,246)	476	(295)

Cash provided by operating activities	220	12,650	14,250
Investing activities:
Purchases of businesses, net of cash acquired	—	(761)	(2,500)
Purchases of property, plant and equipment	(18,454)	(11,935)	(8,584)
Disposals of property, plant and equipment	368	80	31
Other	—	—	80

Cash used in investing activities	(18,086)	(12,616)	(10,973)
Financing activities:
Net borrowings under credit facilities	(23,431)	3,001	2,234
Repayments of promissory notes	(3,347)	(3,178)	—
Proceeds from issuance of promissory notes	30,770	—	—
Principal payments on capital leases	(209)	(229)	—
Proceeds from issuance of common stock	13,651	—	—
Other	—	44	—
Net advances to ATI	—	—	(3,997)

Cash provided by (used in) financing activities	17,434	(362)	(1,763)
Effect of exchange rate changes on cash and cash equivalents	46	197	—

(Decrease) increase in cash and cash equivalents	(386)	(131)	1,514
Cash and cash equivalents at beginning of year	1,383	1,514	—

Cash and cash equivalents at end of year	$997	$1,383	$1,514

Supplemental schedule of non-cash financing activities:
Reduction of net advances from ATI resulting from spin-off	$—	$—	$(94,985)
Assumption of debt from ATI	$—	$—	$34,000
Net liabilities transferred from ATI	$—	$—	$5,290
Equity adjustment (due to stock plans) transferred from ATI	$—	$—	$121
Net assets acquired under promissory note	$—	$—	$6,676
Property, plant and equipment acquired under capital leases	$—	$143	$—
Supplemental information
Cash paid during the year:
Interest expense	$2,963	$4,028	$202

Income taxes	$7,074	$1,113	$550

See accompanying notes.

Water Pik Technologies, Inc.

Consolidated Statements of Stockholders' Equity

	Common Stock	Additional Paid-In Capital	Equity Adjustments Due to Stock Plans	Retained Earnings	Advances (to) from ATI	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

	(In thousands)
Balance, December 31, 1998	$—	$—	$—	$—	$89,124	$(302)	$88,822
Net income	—	—	—	1,196	9,858	—	11,054
Other comprehensive income:
Foreign currency translation gains	—	—	—	—	—	200	200

Comprehensive income							11,254
Spin-off by ATI	93	94,892	—	—	(94,985)	—	—
Net transactions with ATI	—	(39,290)	(121)	—	(3,997)	20	(43,388)
Stock Acquisition and Retention Program, amortization and loan	5	3,700	(3,703)	—	—	—	2

Balance, December 31, 1999	98	59,302	(3,824)	1,196	—	(82)	56,690
Net income	—	—	—	10,203	—	—	10,203
Other comprehensive income:
Foreign currency translation losses	—	—	—	—	—	(419)	(419)

Comprehensive income							9,784
Issuance of common stock to employees and directors	—	116	—	—	—	—	116
Issuance of restricted stock to directors and Amortization	—	99	(83)	—	—	—	16
Stock Acquisition and Retention Program, amortization and loan	1	547	(407)	—	—	—	141

Balance, December 31, 2000	99	60,064	(4,314)	11,399	—	(501)	66,747
Net income	—	—	—	10,117	—	—	10,117
Other comprehensive income:
Foreign currency translation losses	—	—	—	—	—	(580)	(580)

Comprehensive income							9,537
Issuance of common stock in a private placement	20	13,477	—	—	—	—	13,497
Issuance of common stock to employees and directors	—	104	—	—	—	—	104
Issuance of restricted stock to directors and Amortization	—	24	14	—	—	—	38
Stock Acquisition and Retention Program, amortization and loan	3	2,616	(2,432)	—	—	—	187

Balance, December 31, 2001	$122	$76,285	$(6,732)	$21,516	$—	$(1,081)	$90,110

See accompanying notes.

Water Pik Technologies, Inc.

Notes to Consolidated Financial Statements
December 31, 2001

1.    Businesses and Spin-off from Allegheny Teledyne Incorporated

DESCRIPTION OF BUSINESS

Water Pik Technologies, Inc. ("Water Pik Technologies" or the "Company") is a leader in designing, manufacturing and marketing a broad range of well-recognized personal health care products and pool products and water-heating systems. The Company's products include: showerheads; oral health products; water filtration products; personal stress relief products; home sanitizing products; pool and spa heaters, controls, valves, pumps, filters and water features; and residential and commercial water-heating systems. Water Pik Technologies operates in two business segments — Personal Health Care and Pool Products and Heating Systems.

SPIN-OFF FROM ALLEGHENY TELEDYNE INCORPORATED

Water Pik Technologies became an independent public company on November 29, 1999 when Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated ("ATI"), distributed all of the common stock of Water Pik Technologies to the stockholders of ATI in a tax-free transaction ("spin-off"). Stockholders of ATI received one share of Company common stock for every 20 shares of ATI stock. Following the spin-off, ATI held no equity interest in the Company.

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

CONCENTRATION OF RISK

The Company grants credit terms in the normal course of business to its customers. The Company markets its products to a diverse customer base, principally throughout the United States and Canada. Trade credit is extended based upon evaluations of each customer's ability to perform its obligations, which are updated periodically. The Company does not normally require collateral or other security to support credit sales. One Pool Products and Heating Systems customer, including amounts related to three other customers acquired by the customer in 2000 and 2001, accounted for 16 percent of net sales in 2001, 14 percent in 2000 and 13 percent in 1999. This customer accounted for approximately 27 percent and 18 percent of accounts receivable at December 31, 2001 and 2000, respectively.

INVENTORIES

Inventories are stated at the lower of cost (last-in, first-out ("LIFO") and first-in, first-out ("FIFO") cost methods) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, plastic injection molds over 3 to 7 years and leasehold improvements over the shorter of their estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to operations as incurred. Depreciation and amortization expense related to property, plant and equipment was $7,219,000, $6,795,000 and $6,039,000 in 2001, 2000 and 1999, respectively. Effective October 1, 2000, the Company increased the estimated useful life of certain tooling at the Personal Health Care segment from 3 years to 5 years. The change resulted in a $280,000 decrease in depreciation expense and a $170,000 increase in net income ($0.02 per diluted share) for the year ended December 31, 2000.

GOODWILL

Goodwill relates to businesses purchased and is being amortized on a straight-line basis over periods not exceeding 15 years. Accumulated amortization was $7,561,000 and $5,861,000 at December 31, 2001 and 2000, respectively. Goodwill amortization expense was $1,719,000, $1,706,000 and $1,545,000 in 2001, 2000 and 1999, respectively. Goodwill related to businesses purchased prior to October 31, 1970 is not being amortized. Goodwill not being amortized amounted to $239,000 at December 31, 2001 and 2000.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. No such impairment losses have been recognized as of December 31, 2001, 2000 and 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and the 8.0 percent promissory note approximate their fair value based on their short-term nature. The carrying value of the borrowings under the Company's revolving credit facilities, the mortgage notes payable and the promissory notes under the equipment financing facility are considered to approximate their fair value because the interest rates of these instruments are based on variable reference rates.

DERIVATIVE FINANCIAL INSTRUMENTS

In the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. In summary, these statements require all derivatives to be recognized as assets or liabilities at fair value. Fair value adjustments are recognized either in earnings or equity, depending upon the exposure being hedged and the effectiveness of the hedge. Adoption of these standards did not have a significant effect on the Company's consolidated financial position or results of operations.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer's price is fixed or determinable and collectibility is reasonably assured. The Company allows credit for products returned within its policy terms. Such returns are estimated and an allowance is provided at the time of sale.

SHIPPING AND HANDLING

In the fourth quarter of 2000, the Company adopted Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," resulting in a reclassification of outgoing freight costs from a deduction in arriving at net sales to an expense in cost of sales. Sales and cost of sales for all prior periods were restated to conform to this presentation. The impact of the reclassification was an increase in sales of $7,975,000 and $5,446,000 for 2000 and 1999, respectively, offset by an equivalent increase in cost of sales for these periods. The reclassifications had no effect on reported gross profit or results of operations.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs consist primarily of salaries and related personnel expenses, legal fees and consultant fees related to the design, development, testing and enhancement of the Company's products and are expensed as incurred.

ADVERTISING COSTS

Advertising costs are expensed in the year incurred and were $17,062,000, $13,746,000 and $17,414,000 for 2001, 2000 and 1999, respectively.

WARRANTY COSTS

The Company's return policy is to replace, repair or issue credit for products under warranty. Estimated warranty costs are provided when sales are recognized and amounted to $6,402,000, $5,965,000 and $4,565,000 for 2001, 2000 and 1999, respectively.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

STOCK BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation expense for stock options granted at fair value. The Company has chosen to continue to account for stock options using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Accordingly, the Company has provided pro forma disclosures as determined under the provision of SFAS No. 123.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires foreign currency translation adjustments to be included in other comprehensive income. Comprehensive income is presented in the consolidated statements of stockholders' equity. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early application encouraged. The Company is currently evaluating the impact of the adoption of SFAS 144.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The absence of goodwill amortization is expected to result in an increase in net income of $1,452,000 ($0.12 per diluted share) per year. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and is currently evaluating the impact of adopting SFAS No. 142.

In the fourth quarter 2001, the Company early adopted EITF Issue 00-14, "Accounting for Certain Sales Incentives," and EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF 00-14 addresses the recognition, measurement and income statement classification of certain sales incentives offered by a vendor to customers. EITF 00-25 addresses the income statement classification of certain customer promotional payments, including slotting fees, cooperative advertising arrangements and buy downs. Adoption of these statements resulted in the reclassification of certain customer promotional payments and cooperative advertising arrangements from selling expenses to a reduction in sales. In accordance with the guidance, amounts for all prior periods presented have been reclassified. The reclassification resulted in a decrease in sales and selling expenses of $6,418,000, $7,820,000 and $6,438,000 for 2001, 2000 and 1999, respectively. These reclassifications had no effect on reported operating profit.

RECLASSIFICATIONS

Certain reclassifications, including those related to the adoption of EITF 00-14 and EITF 00-25, have been made to the prior year financial statements to conform to the current year financial statement presentation. Such reclassifications have had no effect on reported results of operations or stockholders' equity.

3.    Inventories

Inventories consist of the following:

December 31,	2001	2000

	(In thousands)
Raw materials and supplies	$15,674	$12,207
Work-in-process	4,745	5,273
Finished goods	16,803	21,026

Total inventories at current cost	37,222	38,506
Less: LIFO reserves to reduce current cost values to LIFO basis	(3,995)	(4,640)

Total inventories	$33,227	$33,866

Inventories determined using the LIFO cost method were $27,901,000 at December 31, 2001 and $28,515,000 at December 31, 2000, net of the respective LIFO reserves. The remainder of inventory was determined using the FIFO cost method. The inventory values prior to the LIFO reserve do not differ materially from cost to current cost.

4.    Supplemental Balance Sheet Information

Property, plant and equipment are as follows:

December 31,	2001	2000

	(In thousands)
Land	$4,681	$4,693
Buildings	22,431	20,848
Equipment	82,428	68,008
Leasehold improvements	1,067	1,066

	110,607	94,615
Less: Accumulated depreciation and amortization	(57,756)	(52,251)

Property, plant and equipment, net	$52,851	$42,364

Accrued liabilities are comprised of the following:

December 31,	2001	2000

	(In thousands)
Salaries and wages	$6,376	$7,002
Warranty reserves	4,052	3,561
Advertising	5,171	5,483
Sales allowances and rebates	5,378	4,900
Other	4,546	4,216

Total accrued liabilities	$25,523	$25,162

5.    Long-term Debt

Long-term debt is comprised of the following:

December 31,	2001	2000

	(In thousands)
Revolving credit facility	$13,522	$36,845
Canadian revolving credit facility	2,233	2,399
8% promissory note payable	—	3,133
Mortgage notes payable	20,453	—
Promissory notes payable — equipment financing facility	10,290	—
Long-term obligations under capital leases	147	358

	46,645	42,735
Less: Current portion	(4,722)	(5,740)

Long-term debt	$41,923	$36,995

Long-term debt is payable as follows: year ended December 31, 2002 — $4,722,000; 2003 — $2,900,000; 2004 — $16,992,000; 2005 — $2,884,000; 2006 — $2,882,000; and thereafter — $16,265,000.

REVOLVING CREDIT FACILITY

On November 29, 1999, the Company entered into a financing agreement with a group of banks for a revolving line of credit up to $60,000,000 through November 2004. In 2001, the Company voluntarily amended the revolving credit facility to increase the concentration limits of eligible accounts receivable from major customers, to obtain release of the mortgages on real property and certain machinery and equipment securing the facility, to increase inter-company indebtedness limitations, to increase the limit on letters of credit under the facility and to modify certain financial covenants. Borrowings under the revolving credit facility, as amended, are limited to borrowing base calculations based upon account receivable and eligible inventory, as defined. At December 31, 2001, the Company had $28,953,000 of borrowing availability remaining under borrowing base limitations of the credit facility. The credit facility is secured by certain Company assets.

Borrowings under the revolving credit loans bear interest at either the bank's prime rate plus 0.25 percent to 0.50 percent (5.25 percent at December 31, 2001) or, if the Company exercises a LIBOR (London Interbank Offered Rate) option, at the LIBOR rate plus 125 to 225 basis points per annum (3.97 percent at December 31, 2001). The Company is subject to a $50,000 annual agency fee and an unused line fee equal to 0.175 percent to 0.50 percent (determined by leverage ratio) per annum of the monthly average unused borrowings. Interest on the revolving credit loan is payable monthly. The weighted average interest rate on borrowings during 2001 was 6.51 percent.

The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $10,000,000. A letter of credit fee is charged to the Company equal to 0.50 percent on the aggregate undrawn amount of all outstanding letters of credit. At December 31, 2001, the aggregate amount of outstanding letters of credit under the credit facility was $4,127,000.

The credit facility requires the Company to be in compliance with specific financial and non-financial covenants and restrictions relating to indebtedness, liens, investments, dividend payments, consolidated net worth, interest coverage, fixed charge coverage, capital expenditures and the relationship of our total consolidated indebtedness to our earnings before interest, taxes, depreciation and amortization. The Company was in compliance with these covenants at December 31, 2001.

CANADIAN REVOLVING CREDIT FACILITY

On November 3, 1999, the Company's Canadian subsidiary entered into a financing agreement with a bank for a revolving line of credit up to CDN. $11,000,000, increasing by CDN. $1,000,000 for certain months of the year, a forward exchange contract facility of up to CDN. $2,000,000 and the issuance of letters of credits not to exceed CDN. $500,000. In July 2001, the revolving line of credit was renewed with terms substantially identical to the original agreement. At December 31, 2001, the Company had CDN. $4,602,000 (US $2,878,000) of borrowing availability remaining under borrowing base limitations of the credit facility.

Borrowings under the revolving Canadian credit facility bear interest at either the bank's prevailing annual Canadian or U.S. prime rate plus 0.50 percent (4.5 percent at December 31, 2001). The interest is payable monthly. The weighted average interest rate on borrowings during 2001 was 6.70 percent. At December 31, 2001, the aggregate amount of outstanding letters of credit under the credit facility was CDN. $240,000 (US $150,000).

The Canadian credit facility requires the Company to be in compliance with specific financial and non-financial covenants and restrictions relating to indebtedness, liens, dividend payments, working capital and effective equity. The Company was in compliance with these covenants at December 31, 2001.

8% PROMISSORY NOTE

On August 5, 1999, the Company's Canadian subsidiary entered into a CDN. $9,274,000 (US$6,344,000), 8.0 percent promissory note with Les Agencies Claude Marchand, Inc. pursuant to the terms of the asset purchase agreement with Les Agencies Claude Marchand, Inc. At December 31, 1999, the Company recorded an estimated purchase price increase of CDN. $485,000 (US$332,000) pursuant to the terms of the asset purchase agreement. The adjusted principal amount of CDN. $9,759,000 (US$6,356,000) was due in two equal installments on November 15, 2000 and August 6, 2001. Interest is compounded monthly and payable quarterly. In June 2000, the promissory note was amended to reflect a final purchase price adjustment of CDN. $485,000. The two installments were paid on August 6, 2001 and November 15, 2000 in accordance with the terms of the agreement.

MORTGAGE NOTES PAYABLE

On October 22, 2001, the Company entered into a real estate financing agreement with a bank and mortgaged its four U.S. manufacturing facilities to secure four promissory notes totaling $20,590.000. The notes bear interest at LIBOR plus 150 to 250 basis points per annum (3.4 percent at December 31, 2001). The notes require monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008. Proceeds of $20,590,000, less loan origination costs, were used to repay amounts outstanding under the Company's $60,000,000 revolving bank facility. Under this financing agreement, the Company is required to be in compliance with specific financial covenants. The Company was in compliance with these financial covenants at December 31, 2001.

PROMISSORY NOTES PAYABLE — EQUIPMENT FINANCING FACILITY

On December 21, 2001, the Company entered into a $15,000,000 equipment financing agreement with a bank. Initial borrowings under this agreement of $10,290,000 were funded on December 28, 2001 and are evidenced by two term notes each secured by specific machinery and equipment located at the Company's manufacturing facilities. The notes bear interest at LIBOR plus 225 basis points per annum (4.1 percent at December 31, 2001). The notes require quarterly payments of $514,500 plus accrued interest with all unpaid principal balances and accrued interest due on January 1, 2007. Proceeds of $10,290,000, less loan origination costs, were used to repay amounts outstanding under the Company's $60,000,000 revolving bank facility. The Company is required to be in compliance with specific financial covenants in order to utilize the remaining $4,710,000 in availability under the financing agreement. The Company was in compliance with these financial covenants at December 31, 2001.

In January 2002, the Company entered into interest rate swap agreements that effectively convert the variable rate interest on the $10,290,000 promissory notes payable to a fixed rate of 6.73 percent. The interest rate swap expires on January 1, 2007. Interest differentials to be paid or received because of the swap agreements will be reflected as an adjustment to interest expense over the related debt period.

6.    Stock Compensation Plans

EMPLOYEE STOCK PURCHASE PLANS

On November 12, 1999, the Company's Board of Directors adopted the Water Pik Technologies, Inc. Employee Stock Purchase Plan, which consists of the Stock Acquisition and Retention Program ("SARP") and the Employee Stock Purchase Program ("ESPP"). In 2001, the Company's Board of Directors and stockholders approved an amendment to the Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance from 500,000 shares to 1,100,000.

Pursuant to the SARP, certain officers of the Company exercised their rights in 2001, 2000 and 1999 to acquire an aggregate of 220,892, 50,275 and 333,785 shares, respectively, of the Company's common stock at the quoted market price for the ten days preceding the date of purchase. Payment for the purchased shares was in the form of full-recourse notes receivable by the Company from the officers which bear interest at a weighted average rate of 5.9 percent per annum and are payable in level monthly payments of principal and interest beginning on the fifth anniversary of the notes. The aggregate amount of the notes receivable from officers related to the purchase of these shares at December 31, 2001 and 2000 was $4,581,000 and $2,835,000, respectively, and was classified, along with the related interest receivable, as a reduction of stockholders' equity in the accompanying consolidated balance sheets. Further pursuant to the SARP, the Company awarded one share of restricted common stock of the Company at no cost to the officers for every two shares purchased under the SARP. During 2001, 2000 and 1999, an aggregate of 110,446, 25,137 and 166,892 restricted common shares with an aggregate market value on the date of issuance of $873,000, $182,000 and $1,235,000, respectively, were issued. The restrictions on the restricted shares lapse five years from the date of grant. The amounts are being amortized as compensation expense on a straight-line basis over the period of restrictions and the unamortized balance is classified as a reduction of stockholders' equity in the accompanying consolidated balance sheets. Compensation expense for 2001, 2000 and 1999 was $430,000, $282,000 and $15,000, respectively.

Effective May 1, 2000, the Company implemented the ESPP. The ESPP allows eligible employees to purchase the Company's common stock through payroll deductions of up to 25.0 percent of their base earnings within the minimum and maximum contribution limits per payroll period as established in the ESPP. The Company contributes 15.0 percent of each participant's monthly contribution towards the purchase of shares of the Company's common stock. Shares of common stock are purchased monthly in the open market at the fair market value on the purchase date and vest immediately. In 2001 and 2000, 19,000 and 11,000 shares, respectively, were purchased in the open market under the ESPP.

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

Restricted shares awarded under the Allegheny Teledyne SARP to a Company employee were converted into 12,276 restricted shares of Company common stock under the Water Pik Technologies Inc. 1999 Incentive Plan as of the spin-off date. The number of converted shares awarded was determined based on the relationship of the ATI stock price and stock price of the Company, so that the market value of the stock and the Company stock were equivalent before the spin-off and immediately after the spin-off. The Allegheny Teledyne SARP shares had a value of $150,000 when issued. The balance of the related prepaid compensation expense of $61,000 and $91,000 at December 31, 2001 and 2000, respectively, is recorded as a reduction of stockholders' equity in the accompanying consolidated balance sheets. The amount is being amortized to expense on the straight-line basis over the period of restrictions. In accordance with the terms in the original Allegheny Teledyne SARP, the restrictions on these shares lapse after five years from the original award date with restrictions lapsing from May 2003 through August 2004.

NON-EMPLOYEE DIRECTOR COMPENSATION PLAN

On November 12, 1999, the Company's Board of Directors adopted the Water Pik Technologies Inc. 1999 Non-Employee Director Stock Compensation Plan ("Directors' Plan"), which was subsequently amended on June 27, 2000. In 2001, the Company's Board of Directors and stockholders approved an amendment to the Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under the Directors' Plan. A maximum of 200,000 shares of the Company or options to acquire common shares of the Company may be issued under the Directors' Plan, as amended, to non-employee directors, including shares issued in payment of retainer fees. Pursuant to the Directors' Plan, as amended, each Non-Employee Director is granted on a one-time basis 3,000 shares of restricted common stock. The aggregate market value of restricted common stock on the date of grant issued in 2001, 2000 and 1999 was $24,000, $99,000 and $0, respectively. The amount is being amortized to expense on the straight-line basis over the period of restrictions and the unamortized balance of $68,000 and $83,000 at December 31, 2001 and 2000, respectively, is classified as a reduction of stockholders' equity in the accompanying consolidated balance sheets. Also in accordance with the Directors' Plan, the Company grants nonqualified options to non-employee directors to purchase shares of its common stock at future dates at the fair market value on the date of grant. Options vest from one to three years following the grant date. As of December 31, 2001 and 2000, 46,000 and 35,000 options with a weighted average exercise price of $7.07 and $6.82, respectively, had been granted under the Directors' Plan and 18,000 and 5,000 options with a weighted average exercise price of $7.02 and $7.69, respectively, were exercisable. As of December 31, 2001, there were 121,000 shares available for grant under the Directors' Plan.

STOCK OPTION PLANS

On November 12, 1999, the Company's Board of Directors adopted the Water Pik Technologies, Inc. 1999 Incentive Plan ("Incentive Plan"), which provides for awards of up to 12.0 percent of the outstanding shares of the common stock of the Company to selected officers and key employees of the Company. The Incentive Plan provides for option grants designated as either nonqualified or incentive stock options that generally vest over a three-year period and expire ten years from the date of grant. On December 30, 1999, the Company's Board of Directors adopted the Water Pik Technologies, Inc.1999 Broad Based Stock Option Plan ("Broad Based Plan"), which provides for awards of up to 5.0 percent of the outstanding shares of the common stock of the Company to employees of the Company. The Broad Based Plan provides for nonqualified stock options that generally vest over a three-year period and expire ten years from the date of grant.

On October 25, 2000, the Personnel and Compensation Committee of the Board of Directors approved the Water Pik Technologies Performance Share Plan ("PSP") and the grant of stock options for the performance period from January 1, 2001 to December 31, 2003 ("Current Performance Period"). The PSP for the Current Performance Period provides grants of stock options under the Company's Incentive Plan and Broad Based Plan with performance-based vesting and cash performance awards that can be earned if specified performance objectives are met over a multi-year cycle. During the Current Performance Period, the financial target is based on the achievement of specified cumulative levels of earnings per share. If the financial target is met during the Current Performance Period, the PSP awards become fully vested on February 15 of the year following the three-year measurement period, February 15, 2004 for the Current Performance Period. If the financial target is not met during the Current Performance Period, the PSP awards vest at the rate of one-third each year beginning December 31, 2003. Options granted under the PSP expire ten years from the date of grant.

As of December 31, 2001, there were 213,000 shares available for option grants or awards under the Company's employee stock option plans.

CONVERSION OF ALLEGHENY TELEDYNE STOCK OPTIONS

During 1999 and prior years, certain employees of the Company received stock options to acquire ATI common stock issued under ATI benefit plans. Effective November 29, 1999, stock options outstanding under the ATI benefit plans that were held by Company employees were converted into options to purchase shares of Water Pik Technologies common stock under the Incentive Plan and the Broad Based Plan. The converted stock options have the same vesting provisions, expiration dates, and terms and conditions as the ATI stock options they replaced. The number of options and the exercise price of the options were adjusted in the conversion based on the relationship of the ATI stock price and stock price of the Company, so that the "intrinsic value" (the difference between the market value of the stock into which the options are exercisable and the exercise price of the options outstanding) of the options outstanding before the spin-off was equal to the intrinsic value of the options outstanding immediately after the spin-off.

The following table summarizes activity of the Company employees' stock options, including those converted from ATI options.

Year ended December 31,	2001		2000		1999

	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	1,552,936	$8.52	868,899	$9.46	459,252	$11.54
Granted	284,000	7.98	844,400	7.94	454,333	7.69
Forfeitures	(74,537)	8.90	(160,363)	10.58	(44,686)	12.87
Exercised	(666)	8.25	—	—	—	—

Outstanding at end of year	1,761,733	$8.42	1,552,936	$8.52	868,899	$9.46

Exercisable at end of year	822,918	$9.00	334,606	$9.85	181,517	$10.32

Information regarding employee stock options outstanding as of December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable

Price Range	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

$4.76 to $7.41	89,146	6.5 years	$6.78	41,661	$6.38
$7.53 to $7.97	936,615	8.4 years	$7.75	454,256	$7.71
$8.03 to $8.14	255,000	9.8 years	$8.03	—	—
$8.17 to $9.73	278,490	7.7 years	$8.47	124,519	$8.68
$11.39 to $14.47	202,482	6.6 years	$12.64	202,482	$12.64

The weighted-average remaining contractual life of options outstanding as of December 31, 2001 is 8.2 years.

STOCK OPTION FAIR VALUE DISCLOSURE

The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for its stock option plans based on the fair value at the grant dates for stock option plans (including the converted stock options), consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been as follows:

Year ended December 31,	2001	2000	1999

Net income: as reported (in thousands)	$10,117	$10,203	$11,054
Net income: pro forma (in thousands)	$8,951	$9,384	$10,719
Basic and diluted net income per common share: as reported	$0.85	$1.05	$1.15
Basic and diluted net income per common share: pro forma	$0.75	$0.97	$1.12

For purposes of pro forma disclosure, the estimated fair value of the options is amortized ratably over the options' vesting period. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year ended December 31,	2001	2000	1999

Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	49.9%	61.4%	27.0%
Risk-free interest rate	4.3%	6.2%	6.2%
Expected lives (in years)	6.0	7.0	8.0
Weighted-average fair value of options granted during year	$4.18	$5.30	$3.66

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

7.    Stockholders' Equity

PREFERRED STOCK

Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as designated by the Company's Board of Directors. At December 31, 2001 and 2000, there were no shares of preferred stock issued and outstanding.

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

On January 3, 2001, the Company sold 1,973,685 shares of common stock at $7.60 per share to two investment funds managed by Special Value Investment Management, LLC in a private placement. Gross proceeds from the offering amounted to $15,000,000 and the related offering costs were $1,354,000. The net proceeds were used to repay borrowings under the revolving credit facility which enabled the Company to subsequently fund capital expenditures related to new product development activities and for further development of lower cost manufacturing capabilities in accordance with the amended Internal Revenue Service ("IRS") tax ruling received by ATI in connection with the spin-off. Subsequent to January 3, 2002, at the request of the purchaser, the Company has the obligation to register these shares, plus an additional 386,800 shares of common stock that the purchasers owned prior to the offering, under the Securities Act of 1933, as amended, and to pay certain registration expenses.

STOCKHOLDERS' RIGHTS PLAN

On November 12, 1999, the Company's Board of Directors adopted a stockholders' rights plan under which preferred share purchase rights were authorized and declared as a dividend on the common shares of the Company to be distributed by ATI to its stockholders. The rights become exercisable only if a person or group acquires 15.0 percent or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock. Each right will entitle stockholders to then buy one one-hundredth of a share of Series A Junior Participating Preferred stock at an exercise price of $60. The rights will expire on the close of business November 12, 2009, subject to extension, earlier redemption or exchange by the Company as described in the plan. The rights plan was amended effective as of December 29, 2000 to exempt the purchase of 1,973,685 shares of common stock as described above from triggering the rights plan.

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

Under the Interim Services Agreement, ATI provided the Company with transitional administration and support services through September 2000 and provided that the Company pay ATI a fee approximating ATI's cost for such services plus 10.0 percent. The Company paid ATI approximately $34,000 during 2000 for transitional services.

The financial statements include transactions with ATI prior to the spin-off as follows:

Year ended December 31,	1999

(In thousands)
Net advances from ATI, beginning of the year	$89,124
Net cash transactions with ATI:
Current provision for income taxes	7,542
Insurance expense	3,594
Corporate general and administrative expenses	2,292
Pension expense	1,886
Other net cash to ATI	(19,311)

Net cash transactions with ATI	(3,997)
Transfer of ATI investment in Company	(94,985)
Net income allocable to ATI	9,858

Net advances from ATI, end of the year	$—

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

9.    Income Taxes

The Company was included in the consolidated federal and certain state income tax returns of ATI through the date of the spin-off. ATI and the Company entered into a Tax Sharing and Indemnification Agreement that set forth each party's rights and obligations regarding payment and refunds, if any, with respect to taxes for periods before and after the spin-off and related matters such as the filing of tax returns and the conduct of audits or other proceedings involving claims made by taxing authorities. In general, ATI is responsible for filing consolidated U.S. federal and consolidated, combined or unified state income tax returns for periods through the date of the spin-off, and for paying the taxes relating to such returns including any subsequent adjustments resulting from the redetermination of such tax liability by the applicable taxing authorities. The Company is responsible for other taxes attributable to its operations.

Provision for income taxes for 1999 was calculated as if the Company had filed separate income tax return. Provision for income taxes is comprised of the following:

Year ended December 31,	2001	2000	1999

	(In thousands)
Current:
Federal	$5,619	$3,464	$6,355
State	1,162	866	1,406

Total current	6,781	4,330	7,761
Deferred:
Federal	(156)	1,691	5
State	(83)	474	—
Foreign	175	(339)	—

Total deferred	(64)	1,826	5

Provision for income taxes	$6,717	$6,156	$7,766

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

Year ended December 31,	2001	2000	1999

Federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.7	3.3	5.0
Other	1.2	(0.7)	1.3

Effective income tax rate	39.9%	37.6%	41.3%

The fluctuations in the effective tax rates from 2000 to 2001 and from 1999 to 2000 result primarily from changes in the apportionment methods used for state income taxes and to fluctuations in state tax credits and research and development credits.

Deferred income taxes result from net operating loss carry-forwards, temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair values of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax basis. Deferred income taxes represent future tax benefits or costs to be recognized when net operating loss carry-forwards are utilized and when temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows:

December 31,	2001	2000

	(In thousands)
Deferred income tax assets:
Accrued liabilities	$6,642	$8,040
Inventories	1,539	1,162
Net operating loss carry-forwards	918	339
Intangible assets	1,112	145
Other	—	16

Total deferred income tax assets	10,211	9,702
Deferred income tax liabilities:
Depreciation and amortization	(1,510)	(1,065)

Total deferred income tax liabilities	(1,510)	(1,065)

Net deferred income tax asset	$8,701	$8,637

At December 31, 2001, the Company had operating loss carry-forwards of $3,072,000 relating to foreign subsidiaries that expire from 2006 to 2007. These limitations should not materially impact the utilization of the operating loss carry-forwards.

As of the spin-off, a deferred income tax asset of $4,482,000 was transferred from ATI related to certain accrued liabilities transferred from ATI on that date.

Although realization of the net deferred tax asset is not assured, management believes that it is more likely than not that all of the net deferred tax assets will be realized. However, the amount of the deferred tax asset considered realizable could be adjusted in the future based on changing conditions.

10.    Pension Plan and Retirement Benefits

RETIREMENT PLAN

Effective April 1, 2000, the Company implemented the Water Pik Technologies, Inc. Retirement Plan ("Retirement Plan") which qualifies under Section 401(k) of the Internal Revenue Code. Under the Retirement Plan, U.S. employees may defer up to 15.0 percent of their annual compensation up to the annual maximum dollar amount established by the IRS. The Retirement Plan provides for matching contributions by the Company of $0.50 for every $1.00 deferred up to the greater of 3.0 percent of annual compensation or $1,000. The Retirement Plan also provides for basic contributions of 2.0 to 4.5 percent of annual compensation as well as discretionary contributions of up to 1.0 percent of compensation based on Company profits. The implementation of the Retirement Plan satisfies the requirements of the Employee Benefits Agreement between the Company and ATI. Expense associated with the Retirement Plan in 2001 and 2000 was $2,729,000 and $1,791,000, respectively.

ATI PENSION AND RETIREMENT PLANS

The Company participated in a defined contribution plan sponsored by ATI maintained for substantially all of its employees through April 1, 2000. The costs associated with this plan were $187,000 and $593,000 for 2000 and 1999, respectively. Water Pik Technologies employees' account balances under the plan were transferred to the Retirement Plan effective April 1, 2000.

Certain of the Company's employees participated in the noncontributory defined benefit plan sponsored by ATI. Benefits under this defined benefit plan are generally based on years of service and/or final average pay. ATI funds the pension plan in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code. Under the Employee Benefits Agreement between the Company and ATI, Company employees who, as of the spin-off date, were participants in the ATI Pension Plan continued to accrue benefits under the ATI Pension Plan for service to the Company until April 1, 2000. Also, in accordance with the Employee Benefits Agreement, ATI has retained the obligation associated with the Company's employees that participated in this plan and will pay benefits at the same times and under the same terms and conditions as applicable to benefits accrued under the ATI Pension Plan. Net expenses associated with the ATI defined benefit plan allocated to the Company were $381,000 and $1,886,000 in 2000 and 1999, respectively.

DEFERRED COMPENSATION PLAN

Effective November 29, 1999, the Company implemented the Water Pik Technologies, Inc. Deferred Compensation Plan ("Deferred Compensation Plan"). On May 25, 2001, the Deferred Compensation Plan was amended to eliminate automatic transfer for excess 401(k) deferrals into the plan, to reduce the maximum period for installment distributions from 15 to 10 years, to eliminate in-service withdrawals, to appoint a new trustee for the plan and to establish a Rabbi trust to hold the assets of the plan. The Deferred Compensation Plan, as amended, permits a select group of management or highly compensated employees who, due to IRS guidelines cannot take full advantage of the Retirement Plan, to annually elect to defer up to 100 percent of their base salary and annual bonus on a pre-tax basis. The Deferred Compensation Plan provides for matching contributions by the Company as well as basic and discretionary contributions as provided under the Retirement Plan. The Deferred Compensation Plan assets are invested in mutual funds as designated by the plan participants and placed in a Rabbi trust. Assets held in the Rabbi trust ($1,339,000 at December 31, 2001) are subject to claims of the Company's creditors but otherwise must be used only for purposes of providing benefits under the Deferred Compensation Plan and are classified in other assets in the accompanying consolidated balance sheets. Distributions from the Deferred Compensation Plan are made at retirement, death or termination of employment, in a lump sum, or quarterly installments over the elected period. The liability under the Deferred Compensation Plan at December 31, 2001 and 2000 was $1,403,000 and $815,000, respectively.

11.    Commitments and Contingencies

COMMITMENTS

The Company leases buildings and equipment under agreements that expire in various years through 2006. Certain leases contain renewal options with similar terms. Rental expense under operating leases was $1,313,000, $1,205,000 and $1,994,000 for 2001, 2000 and 1999, respectively. Future minimum rental commitments under operating leases with noncancelable terms of more than one year as of December 31, 2001, were as follows: $1,296,000 in 2002, $1,186,000 in 2003, $861,000 in 2004, $102,000 in 2005 and $12,000 in 2006.

LEGAL CONTINGENCIES

A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, personal injury, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period and ultimately could affect the Company's insurance premiums or its ability to obtain insurance coverage.

As a consumer goods manufacturer and distributor, the Company is subject to continuing risk of product liability and related lawsuits involving claims for substantial monetary damages. The Company is party to various personal injury and property damage lawsuits and claims relating to its products and other routine litigation incidental to its business. The Company has general liability, product liability and workers' compensation insurance coverage. The Company's insurance coverage provides that the Company is responsible for policy deductibles and an allocation of legal costs and expenses. Loss accruals have been recorded in accordance with SFAS No. 5, "Accounting for Contingencies" to cover the portion of liability claims not covered by insurance policies. Such accruals are based on estimates which include information provided by the Company's insurance company, claims adjusters and insurance broker, taking into account prior experience, numbers of claims, discussions with legal counsel and other relevant factors. The methods of making such estimates and establishing the resulting accrual are reviewed on a regular basis and any resulting adjustments are reflected in current operating results.

The Company has recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $7,361,000 and $9,503,000 as of December 31, 2001 and 2000, respectively. The amount related to product and general liability lawsuits and asserted claims and incurred but not reported claims was $6,680,000 and $9,230,000 as of December 31, 2001 and 2000, respectively. The remaining amount relates to workers' compensation claims, both asserted and incurred but not reported.

In connection with the spin-off, ATI received a tax ruling from the IRS stating that the spin-off would be tax-free to ATI and to ATI's stockholders. The continuing validity of the IRS tax ruling is subject to certain factual representations and assumptions, including the Company's completion of a public offering of the Company's common stock and use of the anticipated gross proceeds (less associated costs) for further development of high-quality, lower cost manufacturing capabilities, for product line extensions, to expand channels of distribution, to develop a self-sustaining product development process, and for acquisitions and/or joint ventures. Pursuant to the Separation and Distribution Agreement, the Company agreed with ATI to undertake such a public offering. On July 12, 2000, the IRS issued a supplemental ruling to ATI modifying certain requirements imposed under the prior tax ruling. The supplemental ruling reduced the amount of equity capital required to be raised by the Company from $50,000,000 to $15,000,000, provided an extension until April 30, 2001 for the completion of the offering and allowed the Company to raise the required capital through a rights offering or private placement. In January 2001, the Company issued and sold 1,973,685 shares of common stock at $7.60 per share in a private placement for total proceeds of $15,000,000 to fulfill a material requirement of the ruling.

The Tax Sharing and Indemnification Agreement between the Company and ATI provides that the Company will indemnify ATI and its directors, officers, agents and representatives for any taxes imposed on, and other amounts paid by, them or ATI's stockholders if the Company takes actions or fails to take actions, that result in the spin-off not qualifying as a tax-free distribution. Pursuant to the Tax Sharing and Indemnification Agreement, the Company has agreed that for a two-year period following the date of the spin-off: (i) to continue to engage in the Company's businesses; (ii) to continue to own and manage at least 50.0 percent of the assets owned directly or indirectly immediately after the spin-off; and (iii) not to engage in a number of specified transactions without the consent of ATI. If any of the taxes or other amounts were to become payable by the Company, the payment could have a material adverse effect on the Company's business, results of operations, financials condition and cash flow.

12.    Net Income Per Share

A reconciliation of weighted average shares outstanding, used to calculate basic net income per common share, to weighted average shares outstanding assuming dilution, used to calculate diluted net income per common share, follows:

Year ended December 31,	2001	2000	1999

	(In thousands)
Weighted average common shares outstanding — basic	11,827	9,686	9,587
Dilutive effect of employee stock options and restricted shares	121	37	7

Weighted average common shares outstanding — diluted	11,948	9,723	9,594

Net income used to compute basic and diluted net income per share	$10,117	$10,203	$11,054

Shares issuable upon exercise of dilutive options and the dilutive effect of restricted shares are determined using the treasury stock method. Options to purchase 671,000, 604,000 and 356,000 shares with exercise prices greater than the average market prices of common stock were outstanding during 2001, 2000 and 1999, respectively. These options were excluded from the respective computations of diluted net income per share because their effect would be anti-dilutive.

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

Had Olympic been purchased as of January 1, 1999, pro-forma sales, net income, basic and diluted net income per share would have been approximately $269,000,000, $12,000,000, $1.25 and $1.25, respectively, for 1999.

These acquisitions were accounted for as purchases and their operations are included in the Company's consolidated financial statements from the respective dates of acquisition.

14.    Business Segments

The Company operates in two business segments organized around its products: Personal Health Care and Pool Products and Heating Systems. The Personal Health Care segment designs, manufactures and markets showerheads, oral health products, personal stress relief products, home sanitizing products, water filtration products and professional dental products. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, electronic controls, valves, water features and residential and commercial water-heating systems.

Information on the Company's business segments is as follows:

Year ended December 31,	2001	2000	1999

	(In thousands)
Sales:
Personal Health Care	$119,735	$117,283	$117,930
Pool Products and Heating Systems	162,128	170,950	135,765

Total sales	$281,863	$288,233	$253,695

Operating profit:
Personal Health Care	$2,962	$7,141	$7,982
Pool Products and Heating Systems	16,125	12,815	11,222

Total operating profit	19,087	19,956	19,204
Interest expense	2,879	3,899	582
Other income	(626)	(302)	(198)

Income before income taxes	$16,834	$16,359	$18,820

Depreciation and amortization:
Personal Health Care	5,126	4,712	4,196
Pool Products and Heating Systems	4,562	4,638	4,295
Corporate	61	31	—

Total depreciation and amortization	$9,749	$9,381	$8,491

Capital expenditures:
Personal Health Care	$15,304	$7,316	$6,153
Pool Products and Heating Systems	3,102	4,474	2,409
Corporate	48	288	22

Total capital expenditures	$18,454	$12,078	$8,584

Identifiable assets:
Personal Health Care	$69,849	$53,842	$44,657
Pool Products and Heating Systems	112,828	108,867	100,507
Corporate	11,914	10,487	14,467

Total identifiable assets	$194,591	$173,196	$159,631

The following information sets forth geographic information on our sales and long-lived assets for 2001, 2000 and 1999:

	United States	Canada	Other	Consolidated

	(In thousands)
Year ended December 31, 2001:
Sales to unaffiliated customers	$235,735	$25,104	$21,024	$281,863

Long-lived assets at December 31, 2001	$67,359	$6,243	$7	$73,609

Year ended December 31, 2000:
Sales to unaffiliated customers	$239,616	$24,746	$23,871	$288,233

Long-lived assets at December 31, 2000	$57,476	$7,022	$9	$64,507

Year ended December 31, 1999:
Sales to unaffiliated customers	$216,425	$17,650	$19,620	$253,695

Long-lived assets at December 31, 1999	$54,347	$7,799	$—	$62,146

15.    Quarterly Data (Unaudited)

Quarter ended	March 31	June 30	September 30	December 31

	(In thousands, except for per share amounts)
2001:
Sales, as originally reported	$56,174	$73,475	$75,243	$81,734
Reclassification of certain promotional expenses **	(1,474)	(1,636)	(1,653)	—

Sales, as reclassified	54,700	71,839	73,590	81,734
Gross profit, as originally reported	17,940	25,256	24,636	28,955
Reclassification of certain promotional expenses **	(1,474)	(1,636)	(1,653)	—

Gross profit, as reclassified	16,466	23,620	22,983	28,955
Net income (loss)	(752)	3,283	1,934	5,652
Net income (loss) per share:
Basic	$(0.06)	$0.28	$0.16	$0.47
Diluted	$(0.06)	$0.28	$0.16	$0.47
2000:
Sales, as previously reported *	$67,104	$77,722	$66,949	$84,278
Reclassification of certain promotional expenses **	(1,545)	(1,571)	(2,506)	(2,198)

Sales, as reclassified	65,559	76,151	64,443	82,080
Gross profit, as originally reported	22,322	27,104	23,278	29,581
Reclassification of certain promotional expenses **	(1,545)	(1,571)	(2,506)	(2,198)

Gross profit, as reclassified	20,777	25,533	20,772	27,383
Net income	541	3,080	1,665	4,917
Net income per share:
Basic	$0.06	$0.31	$0.17	$0.51
Diluted	$0.06	$0.31	$0.17	$0.50
*
Sales for the first three quarters in fiscal 2000 include the effects of reclassifying outbound shipping costs to cost of sales from a deduction to arrive at net sales upon adoption of EITF 00-10 in fourth quarter of 2000. See Note 2 for further information.

**
Reclassification relates to the adoption of EITF Issue 00-14, "Accounting for Certain Sales Incentives," and EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," in the fourth quarter of 2001. See Note 2 for further information.

  Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

  Item 10      Directors and Executive Officers of the Company

Information regarding the Company's Board of Directors will be set forth under the caption "Proposal One — Election of Directors" in the Company's definitive Proxy Statement for use in connection with its Annual Meeting of Stockholders scheduled to be held on April 25, 2002 (the "2002 Proxy Statement") and is incorporated herein by reference. The 2002 Proxy Statement will be filed with the Securities and Exchange Commission ("SEC") within 120 days after the end of the Company's fiscal year.

The information regarding the Company's executive officers required by this Item (other than the information regarding executive officers set forth at the end of Item 1 of Part I of this Form 10-K) will be contained in the Company's definitive 2002 Proxy Statement for its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

  Item 11      Executive Compensation

The information required by this Item will be contained in the sections entitled "Executive Compensation" and "Director Compensation" in the Company's definitive 2002 Proxy Statement for its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

  Item 12      Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive 2002 Proxy Statement for its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

  Item 13      Certain Relationships and Related Transactions

The information required by this Item will be contained in the section entitled "Certain Relationships and Related Transactions" in the Company's definitive 2002 Proxy statement for its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

  Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Exhibits and Financial Statements Schedules:

1)
FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8 of this Report:

Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets at December 31, 2001 and 2000
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

2)
SUPPLEMENTAL SCHEDULES

Schedule II — Qualifying Accounts and Reserves
(in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost & Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$1,910	$834	$—		$121	(a)	$2,623
Liability reserves:
Warranty reserves	3,561	6,402	—		5,911	(c)	4,052
Product liability and workers' compensation reserves	9,503	1,499	—		3,641	(c)	7,361
Year ended December 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	1,372	679	—		141	(a)	1,910
Liability reserves:
Warranty reserves	3,338	5,965	—		5,742	(c)	3,561
Product liability and workers' compensation reserves	10,423	825	—		1,745	(c)	9,503
Year ended December 31, 1999
Deducted from asset accounts:
Allowance for doubtful accounts	1,756	858	—		1,242	(a)	1,372
Liability reserves:
Warranty reserves	3,165	2,397	—		2,224	(c)	3,338
Product liability and workers' compensation reserves	—	—	10,423	(b)	—		10,423
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
2.2
Amendment dated November 14, 2000, to Tax Sharing and Indemnification Agreement dated November 29, 1999, between Water Pik Technologies, Inc. and Allegheny Teledyne Incorporated and to Separation and Distribution Agreement dated November 29, 1999, between Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Water Pik Technologies, Inc. (This document also relates to Exhibit 10.2 below.) (Incorporated by reference from Exhibit 2.2 to Form 10-K for fiscal year ended December 31, 2000 filed on March 20, 2001 ("2000 Form 10-K").)
3.1
Restated Certificate of Incorporation of Water Pik Technologies, Inc., as amended. (Incorporated by reference from Exhibit 3.1 to Form 10-K for fiscal year ended December 31, 1999, filed on March 29, 2000 ("1999 Form 10-K").)
3.2	Amended and Restated Bylaws of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 3.2 to Registration Statement on Form 10 filed November 12, 1999.)
4.1
Rights Agreement dated November 12, 1999, between Water Pik Technologies, Inc. and Chase Mellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated by reference from Exhibit 4.1 to Form 8-K filed on December 1, 1999.)
4.2
Amendment No. 1 to Rights Agreement dated December 28, 2000, between Water Pik Technologies, Inc. and Mellon Investor Services, LLC, formerly known as Chase Mellon Shareholder Services, L.L.C. (Incorporated by reference from Exhibit 4.2 to 2000 Form 10-K.)
4.3
Registration Rights Agreement dated as of January 3, 2001, between Water Pik Technologies, Inc., Special Value Bond Fund, LLC and Special Value Bond Fund II, LLC. (Incorporated by reference from Exhibit 4.1 to Form 8-K filed on January 11, 2001.)
4.4
Restated Credit Agreement dated as of November 29, 1999, between Water Pik, Inc. and Laars, Inc., the Guarantors and Lenders named therein, and The Chase Manhattan Bank, as agent for the Lenders (the "Restated Credit Agreement"). (Incorporated by reference from Exhibit 4.2 to 1999 Form 10-K.)
4.5	Form of Revolving Credit Note of Water Pik, Inc. and Laars, Inc. pursuant to the Restated Credit Agreement, together with schedule. (Incorporated by reference from Exhibit 4.3 to 1999 Form 10-K.)
4.6	Pledge Agreement and Irrevocable Proxy of Water Pik Technologies, Inc. and Laars, Inc. pursuant to the Restated Credit Agreement. (Incorporated by reference from Exhibit 4.4 to 1999 Form 10-K.)
4.7
Security Agreement of Water Pik, Inc., Laars, Inc., Jandy Industries, Inc. and Water Pik Technologies, Inc. pursuant to the Restated Credit Agreement. (Incorporated by reference from Exhibit 4.5 to 1999 Form 10-K.)
4.8
Security Agreement and Mortgage-Trademarks and Patents of Water Pik, Inc., Laars, Inc., Jandy Industries, Inc. and Water Pik Technologies, Inc. pursuant to the restated Credit Agreement. (Incorporated by reference from Exhibit 4.6 to 1999 Form 10-K.)
4.9	Guarantee of Water Pik Technologies, Inc. pursuant to the Restated Credit Agreement. (Incorporated by reference from Exhibit 4.7 to 1999 Form 10-K.)
4.10	Amendment, Waiver and Consent Agreement dated June 29, 2001, to the Restated Credit Agreement. (Incorporated by reference from Exhibit 4.1 to Form 10-Q filed on August 14, 2001.)
4.11	Amendment, Waiver and Consent Agreement dated August 9, 2001, to the Restated Credit Agreement. (Incorporated by reference from Exhibit 4.2 to Form 10-Q filed on November 13, 2001.)
4.12	Amendment, Waiver and Consent Agreement dated October 22, 2001, to the Restated Credit Agreement. (Filed herewith.)
4.13	Amendment, Waiver and Consent Agreement dated December 21, 2001, to the Restated Credit Agreement. (Filed herewith.)
4.14
Revolving Line of Credit Facility dated July 30, 2001, between Water Pik Technologies Canada, Inc. and BNP Paribas (Canada), as amended. (Incorporated herein by reference from Exhibit 4.1 to Form 10-Q filed November 13, 2001.)
4.15	Loan Agreement dated October 22, 2001, between Water Pik, Inc. and Laars, Inc., and U.S. Bank National Association. (Filed herewith.)

4.16	Form of Promissory Note dated October 22, 2001, by Laars, Inc. and Water Pik, Inc., in favor of U.S. Bank National Association. (Filed herewith.)
4.17
Form of Deed of Trust (or Mortgage), Security Agreement, Financing Statement and Assignment of Rents dated October 22, 2001, by Laars, Inc. and/or Water Pik, Inc., in favor of U.S. Bank National Association. (Filed herewith.)
4.18
Intercreditor Agreement dated October 22, 2001, between Laars, Inc., Water Pik, Inc., U.S. Bank National Association, and The Chase Manhattan Bank, as agent for lenders named under the Restated Credit Agreement (Filed herewith.)
4.19	Note and Security Agreement dated December 21, 2001, by Laars, Inc. and Jandy Industries, Inc. in favor of Banc of America Leasing & Capital, LLC. (Filed herewith.)
4.20	Note and Security Agreement dated December 21, 2001, by Water Pik, Inc. in favor of Banc of America Leasing & Capital, LLC. (Filed herewith.)
4.21
Form of Cross Collateralization and Cross Default Addendum dated December 21, 2001, by Laars, Inc., Jandy Industries, Inc. and Water Pik, Inc., in favor of Banc of America Leasing & Capital, LLC. (Filed herewith.)
4.22	Form of Guaranty dated December 21, 2001, by Laars, Inc., Water Pik, Inc., and Water Pik Technologies, Inc., in favor of Banc of America Leasing & Capital, LLC. (Filed herewith.)
4.23
Form of ISDA (International Swap Dealers Association) Master Agreement dated December 21, 2001, between Bank of America, N.A. and, Laars, Inc. Jandy Industries, Inc., and Water Pik, Inc. (Filed herewith.)
10.1
Tax Sharing and Indemnification Agreement dated November 29, 1999, between Water Pik Technologies, Inc. and Allegheny Teledyne Incorporated. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 1, 1999.)
10.2
Amendment dated November 14, 2000, to Tax Sharing and Indemnification Agreement dated November 29, 1999 between Water Pik Technologies, Inc. and Allegheny Teledyne Incorporated and to Separation and Distribution Agreement dated November 29, 1999, between Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 10.2 to 2000 Form 10-K. See 2.2 above.)
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
* 10.5	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc. and Michael P. Hoopis. (Filed herewith.)
* 10.6	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc. and Robert J. Rasp. (Filed herewith.)
* 10.7	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc., and Robert A. Shortt. (Filed herewith.)
* 10.8	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc., and Victor C. Streufert. (Filed herewith.)
* 10.9	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc., and Richard P. Bisson. (Filed herewith.)
* 10.10	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc., and Theresa Hope-Reese. (Filed herewith.)
* 10.11	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc. and Richard D. Tipton. (Filed herewith.)
* 10.12
Water Pik Technologies, Inc. Deferred Compensation Plan, as amended and restated effective July 1, 2001. (Incorporated by reference from Exhibit 4.1 of Registration Statement on Form S-8 filed on July 18, 2001.)
* 10.13
Amendment No. 1 to Water Pik Technologies, Inc. Deferred Compensation Plan, as amended and restated effective July 1, 2001. (Incorporated by reference from Exhibit 4.2 of Registration Statement on form S-8 filed on July 18, 2001.)
* 10.14	1999 Non-Employee Director Stock Compensation Plan of Water Pik Technologies, Inc., as amended. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed May 15, 2001.)
* 10.15	1999 Incentive Plan of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 10.11 to 1999 Form 10-K.)
* 10.16	Employee Stock Purchase Plan of Water Pik Technologies, Inc., as amended. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed August 15, 2001.)

* 10.17	Performance Share Program of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed May 15, 2001.)
10.18
Stock Purchase Agreement dated as of December 29, 2000, by and among Water Pik Technologies, Inc., Special Value Bond Fund, LLC and Special Value Bond Fund II, LLC. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 11, 2001.)
* 10.19	Form of Indemnity Agreement entered into with directors and executive officers of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed August 14, 2001.)
* 10.20	2002 Annual Incentive Plan of Water Pik Technologies, Inc. (Filed herewith.)
* 10.21	Promissory Note dated December 3, 2001 by Robert A. Shortt in favor of Water Pik Technologies, Inc. (filed herewith.)
* 10.22	Stock Pledge Agreement dated December 3, 2001, by Robert A. Shortt, in favor of Water Pik Technologies, Inc. (Filed herewith.)
21.1	Subsidiaries of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 21.1 to 2000 Form 10-K.)
23.1	Consent of Ernst & Young LLP, independent auditors. (Filed herewith.)
*
Management contract or compensatory plan or arrangement.

The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained or incorporated by reference herein.

(b)
Reports on Form 8-K Filed in the Fourth Quarter of 2001:

There were no reports on Form 8-K filed in the Fourth Quarter of 2001.

(c)
Exhibits

  See subsection (a)(3) above.

(d)
Financial Statement Schedules

  See subsections (a)(1) and (2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER PIK TECHNOLOGIES, INC.
Date: March 18, 2002
By: /s/ MICHAEL P. HOOPIS Michael P. Hoopis President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

/s/	MICHAEL P. HOOPIS

Michael P. Hoopis		President, Chief Executive Officer and a Director (Principal Executive Officer)	March 18, 2002
/s/	VICTOR C. STREUFERT

Victor C. Streufert		Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 18, 2002
/s/	ROBERT P. BOZZONE

Robert P. Bozzone		Director	March 18, 2002
/s/	F. PETER CUNEO

F. Peter Cuneo		Director	March 18, 2002
/s/	W. CRAIG MCCLELLAND

W. Craig McClelland		Director	March 18, 2002
/s/	WILLIAM G. OUCHI

William G. Ouchi		Director	March 18, 2002
/s/	CHARLES J. QUEENAN, JR.

Charles J. Queenan, Jr.		Director	March 18, 2002
/s/	JAMES E. ROHR

James E. Rohr		Director	March 18, 2002

EXHIBIT INDEX:

EXHIBIT NUMBER	DESCRIPTION

2.1	Separation and Distribution Agreement dated November 29, 1999, between Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 2.1 to Form 8-K filed on December 1, 1999.)
2.2
Amendment dated November 14, 2000, to Tax Sharing and Indemnification Agreement dated November 29, 1999, between Water Pik Technologies, Inc. and Allegheny Teledyne Incorporated and to Separation and Distribution Agreement dated November 29, 1999, between Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Water Pik Technologies, Inc. (This document also relates to Exhibit 10.2 below.) (Incorporated by reference from Exhibit 2.2 to Form 10-K for fiscal year ended December 31, 2000 filed on March 20, 2001 ("2000 Form 10-K").)
3.1
Restated Certificate of Incorporation of Water Pik Technologies, Inc., as amended. (Incorporated by reference from Exhibit 3.1 to Form 10-K for fiscal year ended December 31, 1999, filed on March 29, 2000 ("1999 Form 10-K").)
3.2	Amended and Restated Bylaws of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 3.2 to Registration Statement on Form 10 filed November 12, 1999.)
4.1
Rights Agreement dated November 12, 1999, between Water Pik Technologies, Inc. and Chase Mellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated by reference from Exhibit 4.1 to Form 8-K filed on December 1, 1999.)
4.2
Amendment No. 1 to Rights Agreement dated December 28, 2000, between Water Pik Technologies, Inc. and Mellon Investor Services, LLC, formerly known as Chase Mellon Shareholder Services, L.L.C. (Incorporated by reference from Exhibit 4.2 to 2000 Form 10-K.)
4.3
Registration Rights Agreement dated as of January 3, 2001, between Water Pik Technologies, Inc., Special Value Bond Fund, LLC and Special Value Bond Fund II, LLC. (Incorporated by reference from Exhibit 4.1 to Form 8-K filed on January 11, 2001.)
4.4
Restated Credit Agreement dated as of November 29, 1999, between Water Pik, Inc. and Laars, Inc., the Guarantors and Lenders named therein, and The Chase Manhattan Bank, as agent for the Lenders (the "Restated Credit Agreement"). (Incorporated by reference from Exhibit 4.2 to 1999 Form 10-K.)
4.5	Form of Revolving Credit Note of Water Pik, Inc. and Laars, Inc. pursuant to the Restated Credit Agreement, together with schedule. (Incorporated by reference from Exhibit 4.3 to 1999 Form 10-K.)
4.6	Pledge Agreement and Irrevocable Proxy of Water Pik Technologies, Inc. and Laars, Inc. pursuant to the Restated Credit Agreement. (Incorporated by reference from Exhibit 4.4 to 1999 Form 10-K.)
4.7
Security Agreement of Water Pik, Inc., Laars, Inc., Jandy Industries, Inc. and Water Pik Technologies, Inc. pursuant to the Restated Credit Agreement. (Incorporated by reference from Exhibit 4.5 to 1999 Form 10-K.)
4.8
Security Agreement and Mortgage-Trademarks and Patents of Water Pik, Inc., Laars, Inc., Jandy Industries, Inc. and Water Pik Technologies, Inc. pursuant to the restated Credit Agreement. (Incorporated by reference from Exhibit 4.6 to 1999 Form 10-K.)
4.9	Guarantee of Water Pik Technologies, Inc. pursuant to the Restated Credit Agreement. (Incorporated by reference from Exhibit 4.7 to 1999 Form 10-K.)
4.10	Amendment, Waiver and Consent Agreement dated June 29, 2001, to the Restated Credit Agreement. (Incorporated by reference from Exhibit 4.1 to Form 10-Q filed on August 14, 2001.)
4.11	Amendment, Waiver and Consent Agreement dated August 9, 2001, to the Restated Credit Agreement. (Incorporated by reference from Exhibit 4.2 to Form 10-Q filed on November 13, 2001.)
4.12	Amendment, Waiver and Consent Agreement dated October 22, 2001, to the Restated Credit Agreement. (Filed herewith.)
4.13	Amendment, Waiver and Consent Agreement dated December 21, 2001, to the Restated Credit Agreement. (Filed herewith.)
4.14
Revolving Line of Credit Facility dated July 30, 2001, between Water Pik Technologies Canada, Inc. and BNP Paribas (Canada), as amended. (Incorporated herein by reference from Exhibit 4.1 to Form 10-Q filed November 13, 2001.)
4.15	Loan Agreement dated October 22, 2001, between Water Pik, Inc. and Laars, Inc., and U.S. Bank National Association. (Filed herewith.)
4.16	Form of Promissory Note dated October 22, 2001, by Laars, Inc. and Water Pik, Inc., in favor of U.S. Bank National Association. (Filed herewith.)
4.17
Form of Deed of Trust (or Mortgage), Security Agreement, Financing Statement and Assignment of Rents dated October 22, 2001, by Laars, Inc. and/or Water Pik, Inc., in favor of U.S. Bank National Association. (Filed herewith.)

4.18
Intercreditor Agreement dated October 22, 2001, between Laars, Inc., Water Pik, Inc., U.S. Bank National Association, and The Chase Manhattan Bank, as agent for lenders named under the Restated Credit Agreement (Filed herewith.)
4.19	Note and Security Agreement dated December 21, 2001, by Laars, Inc. and Jandy Industries, Inc. in favor of Banc of America Leasing & Capital, LLC. (Filed herewith.)
4.20	Note and Security Agreement dated December 21, 2001, by Water Pik, Inc. in favor of Banc of America Leasing & Capital, LLC. (Filed herewith.)
4.21
Form of Cross Collateralization and Cross Default Addendum dated December 21, 2001, by Laars, Inc., Jandy Industries, Inc. and Water Pik, Inc., in favor of Banc of America Leasing & Capital, LLC. (Filed herewith.)
4.22	Form of Guaranty dated December 21, 2001, by Laars, Inc., Water Pik, Inc., and Water Pik Technologies, Inc., in favor of Banc of America Leasing & Capital, LLC. (Filed herewith.)
4.23
Form of ISDA (International Swap Dealers Association) Master Agreement dated December 21, 2001, between Bank of America, N.A. and, Laars, Inc. Jandy Industries, Inc., and Water Pik, Inc. (Filed herewith.)
10.1
Tax Sharing and Indemnification Agreement dated November 29, 1999, between Water Pik Technologies, Inc. and Allegheny Teledyne Incorporated. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 1, 1999.)
10.2
Amendment dated November 14, 2000, to Tax Sharing and Indemnification Agreement dated November 29, 1999 between Water Pik Technologies, Inc. and Allegheny Teledyne Incorporated and to Separation and Distribution Agreement dated November 29, 1999, between Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 10.2 to 2000 Form 10-K. See 2.2 above.)
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
* 10.5	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc. and Michael P. Hoopis. (Filed herewith.)
* 10.6	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc. and Robert J. Rasp. (Filed herewith.)
* 10.7	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc., and Robert A. Shortt. (Filed herewith.)
* 10.8	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc., and Victor C. Streufert. (Filed herewith.)
* 10.9	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc., and Richard P. Bisson. (Filed herewith.)
* 10.10	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc., and Theresa Hope-Reese. (Filed herewith.)
* 10.11	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc. and Richard D. Tipton. (Filed herewith.)
* 10.12
Water Pik Technologies, Inc. Deferred Compensation Plan, as amended and restated effective July 1, 2001. (Incorporated by reference from Exhibit 4.1 of Registration Statement on Form S-8 filed on July 18, 2001.)
* 10.13
Amendment No. 1 to Water Pik Technologies, Inc. Deferred Compensation Plan, as amended and restated effective July 1, 2001. (Incorporated by reference from Exhibit 4.2 of Registration Statement on form S-8 filed on July 18, 2001.)
* 10.14	1999 Non-Employee Director Stock Compensation Plan of Water Pik Technologies, Inc., as amended. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed May 15, 2001.)
* 10.15	1999 Incentive Plan of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 10.11 to 1999 Form 10-K.)
* 10.16	Employee Stock Purchase Plan of Water Pik Technologies, Inc., as amended. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed August 15, 2001.)
* 10.17	Performance Share Program of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed May 15, 2001.)
10.18
Stock Purchase Agreement dated as of December 29, 2000, by and among Water Pik Technologies, Inc., Special Value Bond Fund, LLC and Special Value Bond Fund II, LLC. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 11, 2001.)

* 10.19	Form of Indemnity Agreement entered into with directors and executive officers of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed August 14, 2001.)
* 10.20	2002 Annual Incentive Plan of Water Pik Technologies, Inc. (Filed herewith.)
* 10.21	Promissory Note dated December 3, 2001 by Robert A. Shortt in favor of Water Pik Technologies, Inc. (filed herewith.)
* 10.22	Stock Pledge Agreement dated December 3, 2001, by Robert A. Shortt, in favor of Water Pik Technologies, Inc. (Filed herewith.)
21.1	Subsidiaries of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 21.1 to 2000 Form 10-K.)
23.1	Consent of Ernst & Young LLP, independent auditors. (Filed herewith.)

*    Management contract or compensatory plan or arrangement.

The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained or incorporated by reference herein.

QuickLinks

PART I
Item 1 Business
  Overview
  Industry Overview
  Competitive Strengths
  Business Strategy
  Business Segments
  PERSONAL HEALTH CARE
  POOL PRODUCTS AND HEATING SYSTEMS
  Sales, Marketing and Distribution
  PERSONAL HEALTH CARE
  POOL PRODUCTS AND HEATING SYSTEMS
  Competition
  Research and Product Development
  Manufacturing and Materials
  Patents and Trademarks
  Seasonality
  Backlog
  Employees
  Executive Officers
  Forward — Looking Statements
Item 2 Properties
  Manufacturing and Facilities
Item 3 Legal Proceedings
  Legal Proceedings
Item 4 Submission of Matters to a Vote of Security Holders
PART II
Item 5 Market for the Company's Common Equity and Related Stockholders Matters
  Price Range of Common Stock
  Dividend Policy
  Recent Sales of Unregistered Securities
Item 6 Selected Consolidated Financial Data
  Selected Financial Data
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
  Overview of Business
  Critical Accounting Policies and Estimates
  REVENUE RECOGNITION
  ACCOUNTS RECEIVABLE
  INVENTORIES
  WARRANTIES
  DEFERRED INCOME TAXES
  PROPERTY, PLANT AND EQUIPMENT
  GOODWILL AND INTANGIBLE IMPAIRMENT
  INSURANCE RESERVES AND LEGAL CONTINGENCIES
  Results of Operations
  CONSOLIDATED RESULTS OF OPERATIONS
  Year ended December 31, 2001 compared to year ended December 31, 2000
  Year ended December 31, 2000 compared to year ended December 31, 1999
  PERSONAL HEALTH CARE
  Year ended December 31, 2001 compared to year ended December 31, 2000
  Year ended December 31, 2000 compared to year ended December 31, 1999
  POOL PRODUCTS AND HEATING SYSTEMS
  Year ended December 31, 2001 compared to year ended December 31, 2000
  Year ended December 31, 2000 compared to year ended December 31, 1999
  Financial Condition and Liquidity
  Other Matters
  ACCOUNTING PRONOUNCEMENTS
  INFLATION
Item 7A Quantitative and Qualitative Disclosures About Market Risk
  Foreign Currency Risk
  Interest Rate Risk
Item 8 Financial Statements and Supplementary Data
  Water Pik Technologies, Inc.
  Index to Consolidated Financial Statements
  Contents
  Report of Ernst & Young LLP, Independent Auditors
  Water Pik Technologies, Inc.
  Consolidated Balance Sheets
  Water Pik Technologies, Inc.
  Consolidated Statements of Income
  Water Pik Technologies, Inc.
  Consolidated Statements of Cash Flows
  Water Pik Technologies, Inc.
  Consolidated Statements of Stockholders' Equity
  Water Pik Technologies, Inc.
  Notes to Consolidated Financial Statements December 31, 2001
  DESCRIPTION OF BUSINESS
  SPIN-OFF FROM ALLEGHENY TELEDYNE INCORPORATED
  PRINCIPLES OF CONSOLIDATION
  ESTIMATES
  FOREIGN CURRENCY TRANSLATION
  CASH AND CASH EQUIVALENTS
  CONCENTRATION OF RISK
  INVENTORIES
  PROPERTY, PLANT AND EQUIPMENT
  GOODWILL
  IMPAIRMENT OF LONG-LIVED ASSETS
  FAIR VALUE OF FINANCIAL INSTRUMENTS
  DERIVATIVE FINANCIAL INSTRUMENTS
  REVENUE RECOGNITION
  SHIPPING AND HANDLING
  RESEARCH AND DEVELOPMENT COSTS
  ADVERTISING COSTS
  WARRANTY COSTS
  INCOME TAXES
  STOCK BASED COMPENSATION
  COMPREHENSIVE INCOME
  RECENT ACCOUNTING PRONOUNCEMENTS
  RECLASSIFICATIONS
  REVOLVING CREDIT FACILITY
  CANADIAN REVOLVING CREDIT FACILITY
  8% PROMISSORY NOTE
  MORTGAGE NOTES PAYABLE
  PROMISSORY NOTES PAYABLE — EQUIPMENT FINANCING FACILITY
  EMPLOYEE STOCK PURCHASE PLANS
  ALLEGHENY TELEDYNE STOCK ACQUISITION AND RETENTION PROGRAM
  NON-EMPLOYEE DIRECTOR COMPENSATION PLAN
  STOCK OPTION PLANS
  CONVERSION OF ALLEGHENY TELEDYNE STOCK OPTIONS
  STOCK OPTION FAIR VALUE DISCLOSURE
  PREFERRED STOCK
  COMMON STOCK
  STOCKHOLDERS' RIGHTS PLAN
  RETIREMENT PLAN
  ATI PENSION AND RETIREMENT PLANS
  DEFERRED COMPENSATION PLAN
  COMMITMENTS
  LEGAL CONTINGENCIES
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10 Directors and Executive Officers of the Company
Item 11 Executive Compensation
Item 12 Security Ownership of Certain Beneficial Owners and Management
Item 13 Certain Relationships and Related Transactions
PART IV
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K
  Schedule II — Qualifying Accounts and Reserves (in thousands)
  Signatures
EXHIBIT INDEX