Form 10-Q
period 2002-03-31
WATER PIK TECHNOLOGIES INC
filed 2002-05-09
CIK 1094286

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of Common Stock outstanding on May 6, 2002 was 12,437,642 shares.

WATER PIK TECHNOLOGIES, INC.

INDEX

		Page Number
Part I—Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets—March 31, 2002 (unaudited) and December 31, 2001	3
	Consolidated Statements of Income—Three months ended March 31, 2002 and 2001 (unaudited)	4
	Consolidated Statements of Cash Flows—Three months ended March 31, 2002 and 2001 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Part II—Other Information
Item 6.	Exhibits and Reports on Form 8-K	19
Signatures		20

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Water Pik Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except for share and per share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash	$378	$997
Accounts receivable, less allowances of $1,686 at March 31, 2002 and $2,623 at December 31, 2001	67,520	73,739
Inventories	35,228	33,227
Deferred income taxes	5,093	5,267
Prepaid expenses and other current assets	3,752	2,629

Total current assets	111,971	115,859
Property, plant and equipment, net	53,189	54,167
Goodwill, net	18,302	18,296
Intangible assets, net	729	809
Deferred income taxes	3,322	3,434
Other assets	2,176	2,026

Total assets	$189,689	$194,591

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$17,098	$22,144
Accrued income taxes	—	2,721
Accrued liabilities	18,104	25,523
Current portion of long-term debt	9,125	4,722

Total current liabilities	44,327	55,110
Long-term debt, less current portion	48,775	41,923
Other accrued liabilities	6,862	7,448

Total liabilities	99,964	104,481
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 12,437,642 and 12,245,677 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	124	122
Additional paid-in capital	78,060	76,285
Retained earnings	21,259	21,516
Equity adjustments due to stock plans	(8,509)	(6,732)
Accumulated comprehensive loss	(1,209)	(1,081)

Total stockholders' equity	89,725	90,110

Total liabilities and stockholders' equity	$189,689	$194,591

See accompanying notes

Water Pik Technologies, Inc.
Consolidated Statements of Income
(In thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Sales	$56,931	$54,700
Cost and expenses:
Cost of sales	40,306	38,234
Selling expenses	10,065	9,976
General and administrative expenses	4,663	4,846
Research and development expenses	1,843	2,096

	56,877	55,152

Income (loss) before other income and expenses	54	(452)
Interest expense	684	883
Other income	(218)	(100)

Loss before income tax benefit	(412)	(1,235)
Income tax benefit	(155)	(483)

Net loss	$(257)	$(752)

Basic and diluted net loss per common share	$(0.02)	$(0.06)

Shares used in per share calculation — basic and diluted	11,992,000	11,643,000

See accompanying notes

Water Pik Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Operating activities:
Net loss	$(257)	$(752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,425	2,185
Deferred income taxes	287	(990)
Compensation expense arising from stock awards	85	139
Change in operating assets and liabilities:
Accounts receivable	6,183	2,888
Inventories	(2,042)	(8,119)
Accounts payable	(5,040)	(2,895)
Accrued liabilities	(7,376)	(9,228)
Accrued income taxes	(3,419)	(3,209)
Other assets and liabilities	(1,358)	(1,230)

Cash used in operating activities	(10,512)	(21,211)

Investing activities:
Purchases of property, plant and equipment	(1,385)	(5,284)
Disposals of property, plant and equipment	30	16

Cash used in investing activities	(1,355)	(5,268)

Financing activities:
Net borrowings under revolving credit facilities	11,498	12,914
Payments on promissory note	(206)	—
Net proceeds from common stock offering	—	13,646
Proceeds from exercise of options	24	—
Principal payments on capital leases	(40)	(58)

Cash provided by financing activities	11,276	26,502

Effect of exchange rate changes on cash	(28)	(79)

Decrease in cash	(619)	(56)
Cash at beginning of period	997	1,383

Cash at end of period	$378	$1,327

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

UNAUDITED INTERIM FINANCIAL INFORMATION

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts reported in previous years have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on reported results of operations or stockholders' equity. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year ended December 31, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 in the first quarter of 2002 had no impact on the Company's consolidated results of operations or financial position.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the statement. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002. In accordance with SFAS No. 142, Water Pik Technologies identified two reporting units, the Personal Health Care segment and the Pool Products and Heating Systems segment, which constitute components of its business that include goodwill. The Company completed the first step of the transitional goodwill impairment test as of January 1, 2002 and has determined that the fair value of each of the reporting units exceeded the reporting unit's carrying amount, and no impairment was indicated.

        The following table provides the Company's net loss and net loss per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

	Three Months Ended March 31,
	2002	2001
	(In thousands, except per share amounts)
Net loss, as reported	$(257)	$(752)
Add back: Goodwill amortization	—	431
Related income tax effect	—	(181)

Adjusted net loss	$(257)	$(502)

Net loss per share:
Basic and diluted net loss per common share, as reported	$(0.02)	(0.06)
Add back: Goodwill amortization, net of related income tax effect	—	0.02

Adjusted basic and diluted net loss per common share	$(0.02)	(0.04)

        Other intangible assets of $1,425,000 (net of accumulated amortization of $696,000 and $616,000 at March 31, 2002 and December 31, 2001, respectively) consist primarily of acquired patent rights and customer lists, which are amortized on a straight-line basis over periods ranging from 2 to 7 years.

        In the fourth quarter 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue 00-14, "Accounting for Certain Sales Incentives," and EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," resulting in the reclassification of certain customer promotional payments and cooperative advertising arrangements from selling expenses to a reduction in sales. Sales and selling expenses for all prior periods were restated to conform to this presentation. This reclassification resulted in a decrease in sales and selling expenses of $1,474,000 for the three months ended March 31, 2001. These reclassifications had no effect on reported operating profit.

2. Inventories

        Inventories are stated at the lower of cost (last-in, first-out ("LIFO") and first-in, first-out ("FIFO") cost methods) or market. Inventories consist of the following:

	March 31, 2002	December 31, 2001
	(In thousands)
Raw materials and supplies	$16,707	$15,674
Work-in-process	5,353	4,745
Finished goods	17,216	16,803

Total inventories at current cost	39,276	37,222
Less: Allowances to reduce current cost values to LIFO basis	(4,048)	(3,995)

Total inventories	$35,228	$33,227

        Inventories determined using the LIFO cost method were $29,396,000 at March 31, 2002 and $27,901,000 at December 31, 2001, net of the respective LIFO reserves. The remainder of inventory was determined using the FIFO cost method.

3. Long-Term Debt

        Long-term debt is comprised of the following:

	March 31, 2002	December 31, 2001
	(In thousands)
Revolving credit facility	$21,099	$13,522
Canadian revolving credit facility	6,156	2,233
Mortgage notes payable	20,248	20,453
Promissory notes payable — equipment financing facility	10,290	10,290
Long-term obligations under capital leases	107	147

	57,900	46,645
Less: Current portion	(9,125)	(4,722)

Long-term debt	$48,775	$41,923

        In January 2002, the Company entered into two interest rate swap agreements that effectively convert the variable rate interest on the $10,290,000 promissory notes payable to a fixed rate. Under these agreements, payments are made based on a fixed rate and received on a LIBOR based variable rate. Differentials to be paid or received under the agreements are recognized as interest expense. The interest rate swap agreements expire on January 1, 2007, which coincides with the maturity date of the promissory notes. These interest rate swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As such, changes in their fair values, which were not significant for the three months ended March 31, 2002, have been recognized in accumulated comprehensive loss within stockholders' equity.

        The counterparty to these interest rate swap agreements is a major financial institution. The Company continually monitors the credit quality of the financial institution and anticipates full performance by the counterparty.

        The revolving credit facility, Canadian revolving credit facility and the real estate loan agreement and related mortgage notes require the Company to be in compliance with specific financial and non-financial covenants and restrictions. The Company was in compliance with these covenants at March 31, 2002.

4. Stockholders' Equity

        On February 12, 2002, certain officers of the Company exercised their rights under the Company's Stock Acquisition and Retention Program ("SARP") to acquire an aggregate of 117,736 shares of the Company's common stock for $1,100,000 based on the average quoted market price of the shares for the ten days preceding the date of purchase. Payment for the purchased shares was in the form of full-recourse notes receivable by the Company from the officers which bear interest at a weighted average rate of 5.5 percent per annum and are payable in level monthly payments of principal and interest beginning on the fifth anniversary of the notes. The aggregate amount of notes receivable from officers related to the purchase of shares under the SARP was $5,681,000 and $4,581,000 as of March 31, 2002 and December 31, 2001, respectively, and was classified, along with the related interest receivable, as a reduction of stockholders' equity in the accompanying consolidated balance sheets. Further, pursuant to the SARP, on February 12, 2002, the Company awarded one share of restricted common stock of the Company at no cost to the officers for every two shares purchased under the SARP, for a total of 58,868 shares with an aggregate market value on the date of issuance of $550,000. The restrictions on the restricted shares lapse five years from the date of grant. The amounts are being amortized as compensation expense on a straight-line basis over the period of restrictions and the unamortized balance is classified as a reduction of stockholders' equity in the accompanying consolidated balance sheets.

5. Comprehensive Loss

        The components of comprehensive loss were as follows:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Net loss	$(257)	$(752)
Foreign currency translation gains (losses)	(86)	3
Change in fair value of cash flow hedge	(42)	—

Comprehensive loss	$(385)	$(749)

6. Income Taxes

        The provision for income taxes for the 2002 and 2001 interim periods was computed in accordance with FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods," and was based on projections of total year pretax income in accordance with SFAS No. 109, "Accounting for Income Taxes." The effective income tax rate was 37.6 percent and 39.1 percent for the three months ended March 31, 2002 and 2001. The decrease in the effective tax rate in 2002 is primarily due to the non-amortization of goodwill for financial reporting purposes upon adoption of SFAS No. 142 effective January 1, 2002.

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

        As a consumer goods manufacturer and distributor, the Company is subject to continuing risk of product liability and related lawsuits involving claims for substantial monetary damages. The Company is party to various personal injury and property damage lawsuits and claims relating to its products and other litigation incidental to its business. The Company has general liability, product liability and workers' compensation insurance coverage. The Company's insurance coverage provides that the Company is responsible for policy deductibles and an allocation of legal costs and expenses. Loss accruals have been recorded in accordance with SFAS No. 5, "Accounting for Contingencies" to cover the portion of liability claims not covered by insurance policies. Such accruals are based on estimates which include information provided by the Company's insurance company, claims adjusters and insurance broker, taking into account prior experience, numbers of claims, discussions with legal counsel and other relevant factors. The methods of making such estimates and establishing the resulting accrual are reviewed on a regular basis and any adjustments are reflected in current operating results.

        The Company has recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $6,513,000 and $7,361,000 as of March 31, 2002 and December 31, 2001, respectively. The amount related to product and general liability lawsuits and asserted claims and incurred but not reported claims was $5,653,000 and $6,680,000 as of March 31, 2002 and December 31, 2001, respectively. The remaining amount relates to workers' compensation claims, both asserted and incurred but not reported.

        In connection with the spin-off of Water Pik Technologies, Inc. from Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated ("ATI"), on November 29, 1999, ATI received a tax ruling from the Internal Revenue Service (the "IRS") stating that the spin-off would be tax-free to ATI and to ATI's stockholders. The continuing validity of the IRS tax ruling, as amended on July 12, 2000, is subject to certain factual representations and assumptions, including the Company's completion of a public offering of the Company's common stock and use of the proceeds from the offering, less associated costs, for further development of high-quality, lower cost manufacturing capabilities, for product line extensions, to expand channels of distribution, to develop a self-sustaining product development process, and for acquisitions and/or joint ventures. Pursuant to the Separation and Distribution Agreement that Water Pik Technologies signed prior to the spin-off and pursuant to the supplemental ruling issued by the IRS to ATI modifying certain requirements imposed under the prior tax ruling, the Company agreed with ATI to undertake such an offering. In January 2001, the Company issued and sold 1,973,685 shares of common stock at $7.60 per share in a private placement for total proceeds of $15,000,000 to fulfill a material requirement of the ruling. As of December 31, 2001, the net proceeds had been fully utilized in accordance with the requirements of the amended IRS tax ruling received by ATI in connection with the spin-off.

        The Tax Sharing and Indemnification Agreement between the Company and ATI provides that the Company will indemnify ATI and its directors, officers, agents and representatives for any taxes imposed on, and other amounts paid by, them or ATI's stockholders if the Company takes actions or fails to take actions, that result in the spin-off not qualifying as a tax-free distribution. The significant restrictions imposed by the Tax Sharing and Indemnification Agreement expired on November 29, 2001 and the remaining restrictions expire on January 3, 2003. If any of the taxes or other amounts were to become payable by the Company, the payment could have a material adverse effect on the Company's business, results of operations, financials condition and cash flow.

8. Net Loss Per Share

        Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted shares and outstanding stock options using the "treasury stock" method.

        As a result of the net losses for the three months ended March 31, 2002 and 2001, unvested restricted stock and outstanding stock options have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

        Information on the Company's business segments is as follows:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Sales:
Personal Health Care	$28,461	$26,270
Pool Products and Heating Systems	28,470	28,430

Total Sales	$56,931	$54,700

Operating profit (loss):
Personal Health Care	$1,530	$1,274
Pool Products and Heating Systems	(1,476)	(1,726)

Total operating profit (loss)	54	(452)
Interest expense	684	883
Other income	(218)	(100)

Loss before income taxes	$(412)	$(1,235)

	March 31, 2002	December 31, 2001
	(In thousands)
Identifiable assets:
Personal Health Care	$69,194	$69,849
Pool Products and Heating Systems	108,401	112,828
Corporate	12,094	11,914

Total identifiable assets	$189,689	$194,591

        Total international sales were $10,816,000 and $9,713,000 for the three months ended March 31, 2002 and 2001, respectively. Of these amounts, sales by operations in the United States to customers in other countries amounted to $3,562,000 and $4,498,000 for the three months ended March 31, 2002 and 2001, respectively.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties which are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Actual events or the actual future results of the Company may differ materially from any forward-looking statement due to such risks and uncertainties.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Water Pik Technologies' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 describes the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

        Management has identified those critical accounting policies, among others, that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These include: revenue reductions for estimated redemption under customer incentive programs and estimated returns; allowances for doubtful accounts, inventory valuation, product warranty costs, deferred income tax asset valuation, useful lives of property, plant and equipment, impairment of long-lived assets, impairment of goodwill and intangible assets and contingencies and litigation. The Company's critical accounting policies are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

        Total sales of the Company's two segments for the three months ended March 31, 2002 and 2001 are summarized below:

	Three Months Ended March 31,
Segment
	2002		2001
	(Dollars in thousands)
Personal Health Care	$28,461	50.0%	$26,270	48.0%
Pool Products and Heating Systems	28,470	50.0%	28,430	52.0%

Total sales	$56,931	100.0%	$54,700	100.0%

Results of Operations

        Consolidated Results of Operations

	Three Months Ended March 31,
	2002	2001	% Change
	(Dollars in thousands)
Sales	$56,931	$54,700	4.1%
Gross profit	$16,625	$16,466	0.9%
Operating profit (loss)	$54	$(452)	111.9%
Gross profit as a percentage of sales	29.2%	30.1%
Operating profit (loss) as a percentage of sales	0.1%	(0.8)%
International sales as a percentage of sales	18.2%	17.8%

Three months ended March 31, 2002 compared to the three months ended March 31, 2001

        Sales for the three months ended March 31, 2002 were $56,931,000, representing an increase of $2,231,000 or 4.1 percent over the comparable period in 2001, primarily due to higher sales in the Personal Health Care segment. Gross profit (sales less cost of sales) increased $159,000 to $16,625,000 for the three months ended March 31, 2002 due to the increase in sales, however, gross profit as a percentage of sales decreased to 29.2 percent in this period from 30.1 percent for the three months ended March 31, 2001. The decline in gross profit percentage was due primarily to an incremental $0.6 million in depreciation expense on capital expenditures for new products made in 2001.

        Operating profit (gross profit less selling, general and administrative, and research and development expenses) increased $506,000 to $54,000 for the three months ended March 31, 2002 from an operating loss of $452,000 for the three months ended March 31, 2001. The increase is due to the increase in gross profit of $159,000 as discussed above and to a decrease in operating expenses of $347,000 primarily due to a $431,000 decrease in goodwill amortization upon adoption in first quarter 2002 of the new accounting policy on goodwill and other intangible assets which no longer permits the amortization of goodwill.

        Interest expense, which relates to borrowings under the Company's credit facilities and to promissory and mortgage notes payable decreased $199,000 to $684,000 for the three months ended March 31, 2002 from $883,000 for the three months ended March 31, 2001. This decrease is primarily due to a lower weighted average interest rate on borrowings during first quarter 2002 as compared with the same period in 2001 partially offset by higher average borrowings outstanding during first quarter 2002.

Personal Health Care

	Three Months Ended March 31,
	2002	2001	% Change
	(Dollars in thousands)
Sales	$28,461	$26,270	8.3%
Operating profit	$1,530	$1,274	20.1%
Operating profit as a percentage of sales	5.4%	4.8%
International sales as a percentage of sales	18.6%	17.4%

Three months ended March 31, 2002 compared to the three months ended March 31, 2001

        Sales in the Personal Health Care segment for the three months ended March 31, 2002 were $28,461,000, an increase of $2,191,000 or 8.3 percent over the comparable period in 2001. Increased showerhead sales, including sales of the Cascadia™ and AquaFall™ showerheads introduced in second quarter 2001 and the New Visions™ showerheads introduced in third quarter 2001, and increased professional oral health sales were partially offset by decreases in sales of water filtration and consumer oral health products.

        Operating profit increased $256,000 to $1,530,000 for the three months ended March 31, 2002 from $1,274,000 for the three months ended March 31, 2001. Operating profit as a percentage of sales increased to 5.4 percent in first quarter 2002 from 4.8 percent for first quarter 2001 as a result of leveraging fixed costs over a higher sales base.

Pool Products and Heating Systems

	Three Months Ended March 31,
	2002	2001	% Change
	(Dollars in thousands)
Sales	$28,470	$28,430	0.1%
Operating loss	$(1,476)	$(1,726)	(14.5)%
Operating loss as a percentage of sales	(5.2)%	(6.1)%
International sales as a percentage of sales	17.7%	18.1%

Three months ended March 31, 2002 compared to the three months ended March 31, 2001

        Sales in the Pool Products and Heating Systems of $28,470,000 for the three months ended March 31, 2002 were comparable to the same period in 2001.

        Operating loss decreased $250,000 to an operating loss of $1,476,000 for the three months ended March 31, 2002 from an operating loss of $1,726,000 in the comparable period of 2001. Operating loss as a percentage of sales decreased to 5.2 percent for the three months ended March 31, 2002 from 6.1 percent in the three months ended March 31, 2001. The decrease in operating loss is primarily due to a $418,000 decrease in goodwill amortization upon adoption in first quarter 2002 of the new accounting policy on goodwill and other intangible assets as discussed above. The decrease in operating expenses resulting from the non-amortization of goodwill was partially offset by an increase in other operating expenses due primarily to differences in the timing of these expenses in 2002 as compared to 2001.

Seasonality

        The Company's business is highly seasonal, with operating results varying from quarter to quarter. The Personal Health Care segment has historically experienced higher sales in the fourth quarter of each year due to stronger retail demand during the holiday season. The Pool Products and Heating Systems segment has historically experienced higher sales in the second and fourth quarters of each year as customers purchase such products in preparation for the cooler weather and in anticipation of the warm spring and summer months. In addition, as a result of the seasonality of sales, the Pool Products and Heating Systems segment offers incentive programs and extended payment terms to encourage pool product customers to purchase products generally during the fourth quarter, as is consistent with industry practice. Seasonal variations in operating results can also occur due to short-term trends such as changes in the economic environment and weather patterns.

Financial Condition and Liquidity

        The Company's principal capital requirements are to fund working capital needs and capital expenditures and to meet required debt payments. The Company anticipates that its operating cash flow, together with available borrowings under the credit facilities described below, will be sufficient to meet working capital requirements, fund capital expenditures and make scheduled principal and interest payments on its debt obligations for at least the next 12 months. However, a decrease in demand for the Company's products or deterioration in the Company's financial ratios under its credit facilities could adversely affect its liquidity.

        Cash decreased $619,000 from $997,000 at December 31, 2001 to $378,000 at March 31, 2002. Cash provided by financing activities of $11,276,000, primarily from increased borrowings under the Company's credit facilities, were used to fund operating activities in the amount of $10,512,000 and capital expenditures of $1,385,000.

        Net cash used in operations for first quarter 2002 results primarily from decreases in accrued liabilities, income taxes and accounts payable and from increases in inventory, partially offset by decreased accounts receivable. The decrease in accrued liabilities is primarily due to the payment of customer rebates, bonuses and commissions accrued for 2001 during first quarter 2002. The decrease in income taxes payable from December 31, 2001 to March 31, 2002 is primarily due to the payment in first quarter 2002 of estimated taxes for the 2001 tax year. The decrease in accounts payable results from payments in first quarter 2002 on higher year-end balances that result from increased production for seasonally higher fourth quarter sales. The increase in inventory is due to the build-up of inventory in anticipation of sales in the second quarter. The decrease in accounts receivable is primarily due to collections on seasonally higher fourth quarter sales.

        For the three months ended March 31, 2001, cash used in operating activities of $21,211,000 and cash used in investing activities of $5,284,000 were funded by net proceeds of $13,646,000 from the issuance of common stock and $12,914,000 in increased borrowings under the credit facilities.

        The Company's working capital was $67,644,000 at March 31, 2002 as compared to $60,749,000 at December 31, 2001. The current ratio increased to 2.6 at March 31, 2002 from 2.1 at December 31, 2001. The increase in the current ratio is due to decreases in accounts payable, accrued income taxes and accrued liabilities, as discussed above. These effects were partially offset by a lower accounts receivable balance and a higher current portion of long-term debt balance.

        The Company has a $60,000,000 revolving bank credit facility that expires in November 2004. Borrowings under the facility are limited to borrowing base calculations based upon eligible accounts receivable and inventory balances. The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $10,000,000. At March 31, 2002, there were $21,099,000 in borrowings and $4,089,000 in letters of credit outstanding under the credit facility with $21,381,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

        The Company's Canadian subsidiary has a CDN. $11,000,000 revolving bank line of credit facility, increasing by CDN. $1,000,000 for certain months of the year, a forward exchange contract facility of up to CDN. $2,000,000 and a letter of credit facility of up to CDN. $500,000. Borrowings under the facility are due on demand. At March 31, 2002, there were CDN. $9,827,000 (US $6,156,000) in borrowings and CDN. $27,000 (US $17,000) in letters of credit outstanding under the credit facility with CDN. $2,146,000 (US $1,344,000) of borrowing availability remaining under borrowing base limitations of the credit facility.

        On October 22, 2001, the Company entered into a real estate financing agreement with a bank and mortgaged its four U.S. manufacturing facilities to secure four promissory notes totaling $20,590,000. The notes bear interest at LIBOR (London Interbank Offered Rate) plus 150 to 250 basis points per annum. The notes require monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008. The balance outstanding at March 31, 2002 was $20,248,000.

        On December 21, 2001, the Company entered into a $15,000,000 equipment financing agreement with a bank. Initial borrowings under the agreement of $10,290,000 were funded on December 28, 2001 and are evidenced by two term notes secured by specific machinery and equipment located at the Company's manufacturing facilities. The notes require quarterly payments of $514,500 plus accrued interest beginning on April 1, 2002 with all unpaid principal balances and accrued interest due on January 1, 2007.    The Company is required to be in compliance with specific financial covenants in order to utilize the remaining $4,710,000 in availability under the financing agreement. This additional availability expires on September 30, 2002. In January 2002, the Company entered into interest rate swap agreements that effectively convert the variable rate interest on the $10,290,000 promissory notes payable to a fixed rate of 6.73 percent. The interest rate swap expires on January 1, 2007. Interest differentials to be paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related period that the debt is outstanding.

        The Company's revolving credit facilities and other promissory notes require it to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, dividend payments, consolidated net worth, interest coverage, fixed charge coverage, capital expenditures and the relationship of our total consolidated indebtedness to our earnings before interest, taxes, depreciation and amortization. A security interest in substantially all of the Company's assets was granted as collateral to the lenders under the credit agreements. To the extent that the Company is not able to comply with the financial covenants, it may be unable to borrow additional amounts and outstanding amounts may become due on an accelerated basis, which would adversely affect the Company's liquidity.

        Due to the seasonality of the Company's pool products business, the extended payment term receivables offered during the winter months are collected during the spring and summer. This creates a seasonal peak in borrowing levels during the spring months.

        The Company currently anticipates that no cash dividends will be paid on Water Pik Technologies common stock in order to conserve cash to fund the Company's future operations and growth. In addition, the terms of the Company's credit facilities prohibit the Company from paying dividends. The Company's Board of Directors will periodically re-evaluate the dividend policy taking into account operating results, capital needs, terms of the Company's credit facilities and other factors.

        As of March 31, 2002, there were no material changes in our contractual cash obligations and other commercial commitments from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001. See Item 7, "Management's Discussion and Analysis of Financial Condition

and Results of Operations, Financial Condition and Liquidity" in our Annual Report on Form 10-K for the year ended December 31, 2001.

        Prior to November 29, 1999, the Company participated in the general liability, product liability, and workers' compensation insurance programs sponsored by ATI. The Company has since entered into general liability, product liability and workers' compensation insurance programs of its own. Insurance coverage under these programs are subject to policy deductibles for which the Company is at risk for losses. In connection with the spin-off, the Company has agreed to indemnify ATI for losses attributable to its operations prior to the spin-off. Reserves have been established based upon existing and estimated claims and historical experience in settling such matters. As a result of the spin-off, ATI transferred to the Company reserves for estimated losses under these insurance programs totaling $10,423,000 and related deferred taxes of $4,882,000. During 2000 and 2001, a number of these cases were settled. The Company has recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $6,513,000 and $7,361,000 as of March 31, 2002 and December 31, 2001, respectively. The amount related to product and general liability lawsuits and asserted claims and incurred but not reported claims was $5,653,000 and $6,680,000 as of March 31, 2002 and December 31, 2001, respectively. The remaining amount relates to workers' compensation claims, both asserted and incurred but not reported. The actual settlements of claims under these insurance programs may differ from estimated reserves, but the possible range of loss in excess of those accrued is not reasonably estimable. Based upon currently available information, management does not believe that settlement of insurance claims will have a material adverse effect on the Company's financial condition, results of operations or liquidity although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period and ultimately could affect the Company's insurance premiums or its ability to obtain insurance coverage.

        In connection with the spin-off, ATI received a tax ruling from the IRS stating that the spin-off would be tax-free to ATI and to ATI's stockholders. The continuing validity of the Internal Revenue Service tax ruling, as amended on July 12, 2000, is subject to certain factual representations and assumptions, including the completion of a required offering of the Company's common stock by April 30, 2001 and use of the proceeds from the offering, less associated costs, for further development of high quality, lower cost manufacturing capabilities, for product line extensions, to expand channels of distribution, to develop a self-sustaining product development process, and for acquisitions and/or joint ventures. Pursuant to the Separation and Distribution Agreement that Water Pik Technologies signed prior to the spin-off and pursuant to the supplemental ruling issued by the IRS to ATI modifying certain requirements imposed under the prior tax ruling, the Company agreed with ATI to undertake such an offering. The January 2001 private placement fulfilled a material requirement of the ruling. As of December 31, 2001, the net proceeds had been fully utilized in accordance with the requirements of the amended IRS tax ruling received by ATI in connection with the spin-off.

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

Other Matters

Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 in the first quarter of 2002 had no impact on the Company's consolidated results of operations or financial position.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002. In accordance with SFAS No. 142, Water Pik Technologies identified two reporting units, the Personal Health Care segment and the Pool Products and Heating Systems segment, which constitute components of its business that include goodwill. The Company completed the first step of the transitional goodwill impairment test as of January 1, 2002 and has determined that the fair value of each of the reporting units exceeded the reporting unit's carrying amount, and no impairment was indicated. Had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented, the Company's net loss and net loss per share for the three months ended March 31, 2001 would have decreased $250,000 and $0.02, respectively.

        In the fourth quarter 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue 00-14, "Accounting for Certain Sales Incentives," and EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," resulting in the reclassification of certain customer promotional payments and cooperative advertising arrangements from selling expenses to a reduction in sales. Sales and selling expenses for all prior periods were restated to conform to this presentation. This reclassification resulted in a decrease in sales and selling expenses of $1,474,000 for the three months ended March 31, 2001. These reclassifications had no effect on reported operating profit.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001. There has been no significant change in the nature or amount of market risk since year-end.

PART II—OTHER INFORMATION

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits—

      None

  (b)
  Reports on Form 8-K—

      The Company filed no reports on Form 8-K during the quarter ended March 31, 2002 and through the date of this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER PIK TECHNOLOGIES, INC.
Date: May 9, 2002	By:	/s/ Michael P. Hoopis Michael P. Hoopis President and Chief Executive Officer
Date: May 9, 2002	By:	/s/ Victor C. Streufert Victor C. Streufert Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
Water Pik Technologies, Inc. Consolidated Statements of Income (In thousands, except for share and per share amounts) (Unaudited)
Water Pik Technologies, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES