Form 10-Q
period 2002-06-30
WATER PIK TECHNOLOGIES INC
filed 2002-08-14
CIK 1094286

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of Common Stock outstanding on August 13, 2002 was 12,444,450 shares.

WATER PIK TECHNOLOGIES, INC.

INDEX

		Page Number
Part I—Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets—June 30, 2002 (unaudited) and December 31, 2001	3
	Consolidated Statements of Income—Three months and six months ended June 30, 2002 and 2001 (unaudited)	4
	Consolidated Statements of Cash Flows—Six months ended June 30, 2002 and 2001 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Part II—Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 6.	Exhibits and Reports on Form 8-K	24
Signatures		25

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Water Pik Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except for share and per share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash	$1,462	$997
Accounts receivable, less allowances of $1,770 at June 30, 2002 and $2,623 at December 31, 2001	50,039	73,739
Inventories	38,036	33,227
Deferred income taxes	5,266	5,267
Prepaid expenses and other current assets	2,999	2,629

Total current assets	97,802	115,859
Property, plant and equipment, net	53,177	54,167
Goodwill, net	18,436	18,296
Intangible assets, net	587	809
Deferred income taxes	3,243	3,434
Other assets	1,864	2,026

Total assets	$175,109	$194,591

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$17,865	$22,144
Accrued income taxes	1,576	2,721
Accrued liabilities	20,175	25,523
Current portion of long-term debt	2,942	4,722

Total current liabilities	42,558	55,110
Long-term debt, less current portion	30,731	41,923
Other accrued liabilities	7,683	7,448

Total liabilities	80,972	104,481
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 12,443,385 and 12,245,677 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	124	122
Additional paid-in capital	78,103	76,285
Retained earnings	25,097	21,516
Equity adjustments due to stock plans	(8,428)	(6,732)
Accumulated comprehensive loss	(759)	(1,081)

Total stockholders' equity	94,137	90,110

Total liabilities and stockholders' equity	$175,109	$194,591

See accompanying notes

Water Pik Technologies, Inc.
Consolidated Statements of Income
(In thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Sales	$72,352	$71,839	$129,283	$126,539
Cost and expenses:
Cost of sales	48,540	48,219	88,846	86,453
Selling expenses	10,872	10,491	20,937	20,467
General and administrative expenses	4,401	5,243	9,064	10,089
Research and development expenses	1,842	1,913	3,685	4,009

	65,655	65,866	122,532	121,018

Income before other income and expenses	6,697	5,973	6,751	5,521
Interest expense	611	967	1,295	1,850
Other income	(65)	(392)	(283)	(492)

Income before income taxes	6,151	5,398	5,739	4,163
Provision for income taxes	2,313	2,115	2,158	1,632

Net income	$3,838	$3,283	$3,581	$2,531

Basic net income per common share	$0.32	$0.28	$0.30	$0.22

Diluted net income per common share	$0.31	$0.28	$0.29	$0.21

Shares used in per share calculation—basic	12,055,000	11,825,000	12,024,000	11,734,000

Shares used in per share calculation—diluted	12,475,000	11,911,000	12,371,000	11,801,000

See accompanying notes

Water Pik Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Operating activities:
Net income	$3,581	$2,531
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,866	4,504
Deferred income taxes	169	(593)
Compensation expense arising from stock awards	182	196
Loss (gain) on sale of property, plant and equipment	164	(315)
Change in operating assets and liabilities:
Accounts receivable	23,965	17,114
Inventories	(4,608)	(3,204)
Accounts payable	(4,355)	(7,913)
Accrued liabilities	(5,342)	(9,814)
Accrued income taxes	(1,155)	(2,561)
Other assets and liabilities	(522)	(785)

Cash provided by (used in) operating activities	16,945	(840)
Investing activities:
Purchases of property, plant and equipment	(3,683)	(10,955)
Disposals of property, plant and equipment	151	348

Cash used in investing activities	(3,532)	(10,607)
Financing activities:
Net borrowings under revolving credit facilities	(12,004)	(977)
Payments on promissory note	(926)	—
Net proceeds from common stock offering	—	13,646
Proceeds from exercise of options	67	—
Principal payments on capital leases	(71)	(85)

Cash (used in) provided by financing activities	(12,934)	12,584
Effect of exchange rate changes on cash	(14)	(92)

Increase in cash	465	1,045
Cash at beginning of period	997	1,383

Cash at end of period	$1,462	$2,428

See accompanying notes

Water Pik Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

DESCRIPTION OF BUSINESS

        Water Pik Technologies, Inc. ("Water Pik Technologies" or the "Company") is a leader in designing, manufacturing and marketing a broad range of well-recognized personal health care products and pool products and water-heating systems. The Company's products include: showerheads; consumer and professional oral health products; water filtration products; personal stress relief products; home sanitizing products; swimming pool and spa heaters, electronic controls, valves, pumps, filters and water features; and residential and commercial water-heating systems. Water Pik Technologies operates in two business segments—Personal Health Care and Pool Products and Heating Systems.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2002, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect that adoption of this standard will have a material effect on the Company's consolidated results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 61, Amendment of FASB No. 13, and Technical Corrections." This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt become effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement related to lease modification are effective for transactions occurring after May 15, 2002. Management does not expect that adoption of this standard will have a material effect on the Company's consolidated results of operations or financial position.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 in the first quarter of 2002 had no impact on the Company's consolidated results of operations or financial position.

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

        The following table provides the Company's net income and net income per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Net income, as reported	$3,838	$3,283	$3,581	$2,531
Add back: Goodwill amortization	—	430	—	861
Related income tax effect	—	(76)	—	(257)

Adjusted net income	$3,838	$3,637	$3,581	$3,135

Basic net income per common share:
Net income per common share, as reported	$0.32	$0.28	$0.30	$0.22
Add back: Goodwill amortization, net of related income tax effect	—	0.03	—	0.05

Adjusted net income per common share	$0.32	$0.31	$0.30	$0.27

Diluted net income per common share:
Net income per common share, as reported	$0.31	$0.28	$0.29	$0.21
Add back: Goodwill amortization, net of related income tax effect	—	0.03	—	0.06

Adjusted net income per common share	$0.31	$0.31	$0.29	$0.27

        Other intangible assets of $1,275,000 and $1,425,000 at June 30, 2002 and December 31, 2001, respectively (net of accumulated amortization of $688,000 and $616,000 at June 30, 2002 and December 31, 2001, respectively) consist primarily of acquired patent rights and customer lists, which are amortized on a straight-line basis over periods ranging from 2 to 7 years.

        In the fourth quarter 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue 00-14, "Accounting for Certain Sales Incentives," and EITF Issue 00-25, "Vendor Income Statement

Characterization of Consideration from a Vendor to a Retailer," resulting in the reclassification of certain customer promotional payments and cooperative advertising arrangements from selling expenses to a reduction in sales. Sales and selling expenses for all prior periods were restated to conform to this presentation. This reclassification resulted in a decrease in sales and selling expenses of $1,636,000 and $3,110,000 for the three months and six months ended June 30, 2001, respectively. These reclassifications had no effect on reported operating profit.

2. Inventories

        Inventories are stated at the lower of cost (last-in, first-out ("LIFO") and first-in, first-out ("FIFO") cost methods) or market. Inventories consist of the following:

	June 30, 2002	December 31, 2001
	(In thousands)
Raw materials and supplies	$17,814	$15,674
Work-in-process	4,686	4,745
Finished goods	19,493	16,803

Total inventories at current cost	41,993	37,222
Less: Allowances to reduce current cost values to LIFO basis	(3,957)	(3,995)

Total inventories	$38,036	$33,227

        Inventories determined using the LIFO cost method were $32,824,000 at June 30, 2002 and $27,901,000 at December 31, 2001, net of the respective LIFO reserves. The remainder of inventory was determined using the FIFO cost method.

3. Long-Term Debt

        Long-term debt is comprised of the following:

	June 30, 2002	December 31, 2001
	(In thousands)
Revolving credit facility	$3,779	$13,522
Canadian revolving credit facility	—	2,233
Mortgage notes payable	20,041	20,453
Promissory notes payable—equipment financing facility	9,776	10,290
Long-term obligations under capital leases	77	147

	33,673	46,645
Less: Current portion	(2,942)	(4,722)

Long-term debt	$30,731	$41,923

        In January 2002, the Company entered into two interest rate swap agreements that effectively convert the variable rate interest on the promissory notes payable under the equipment financing facility to a fixed rate. Under these agreements, payments are made based on a fixed rate and received on a LIBOR based variable rate. Differentials to be paid or received under the agreements are recognized as interest expense. The interest rate swap agreements expire on January 1, 2007, which coincides with the maturity date of the promissory notes. These interest rate swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As such, changes in their fair values of $183,000 and $225,000 for the three months and six months ended June 30, 2002, respectively, have been recognized in accumulated comprehensive loss within stockholders' equity.

        The counterparty to these interest rate swap agreements is a major financial institution. The Company continually monitors the credit quality of the financial institution and anticipates full performance by the counterparty.

        The revolving credit facility, Canadian revolving credit facility and the real estate loan agreement and related mortgage notes require the Company to be in compliance with specific financial and non-financial covenants and restrictions. The Company was in compliance with these covenants at June 30, 2002.

4. Stock Option Fair Value Disclosure

        The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for its stock option plans based on the fair value at the grant dates for awards under the plans consistent with SFAS No. 123, net income and net income per common share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Net income:
As reported	$3,838	$3,283	$3,581	$2,531
Pro forma	$3,517	$2,993	$2,933	$1,973
Diluted net income per common share
As reported	$0.31	$0.28	$0.29	$0.21
Pro forma	$0.28	$0.25	$0.24	$0.17

        For purposes of pro forma disclosure, the estimated fair value of the options is amortized ratably over the options' vesting period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for the grants in 2002: an expected dividend yield of 0 percent, an average expected life of the options of 6 years, an expected volatility of 46.5 percent and a risk-free interest rate of 4.71 percent. The weighted-average fair value of options granted during 2002 was $5.22.

5. Stockholders' Equity

        On February 12, 2002, certain officers of the Company exercised their rights under the Company's Stock Acquisition and Retention Program ("SARP") to acquire an aggregate of 117,736 shares of the Company's common stock for $1,100,000 based on the average quoted market price of the shares for the ten days preceding the date of purchase. Payment for the purchased shares was in the form of full-recourse notes receivable by the Company from the officers which bear interest at a weighted average rate of 5.5 percent per annum and are payable in level monthly payments of principal and interest beginning on the fifth anniversary of the notes. The aggregate amount of notes receivable from officers related to the purchase of shares under the SARP was $5,681,000 and $4,581,000 as of June 30, 2002 and December 31, 2001, respectively, and was classified, along with the related interest receivable of $589,000 and $428,000 at June 30, 2002 and December 31, 2001, respectively, as a reduction of stockholders' equity in the accompanying consolidated balance sheets. Further, pursuant to the SARP, on February 12, 2002, the Company awarded one share of restricted common stock of the Company at no cost to the officers for every two shares purchased under the SARP, for a total of 58,868 shares with an aggregate market value on the date of issuance of $550,000. The restrictions on the restricted shares lapse five years from the date of grant. The amounts are being amortized as compensation expense on a straight-line basis over the period of restrictions and the unamortized balance is classified as a reduction of stockholders' equity in the accompanying consolidated balance sheets.

6. Comprehensive Income

        The components of comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Net income	$3,838	$3,283	$3,581	$2,531
Foreign currency translation gains (losses)	633	(91)	547	(88)
Change in fair value of cash flow hedge	(183)	—	(225)	—

Comprehensive income	$4,288	$3,192	$3,903	$2,443

7. Income Taxes

        The provision for income taxes for the 2002 and 2001 interim periods was computed in accordance with FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods," and was based on projections of total year pretax income in accordance with SFAS No. 109, "Accounting for Income Taxes." The effective income tax rate was 37.6 percent for the three months and six months ended June 30, 2002 and 39.1 percent for the three months and six months ended June 30, 2001. The decrease in the effective tax rate in 2002 is primarily due to the non-amortization of goodwill for financial reporting purposes upon adoption of SFAS No. 142 effective January 1, 2002.

8. Legal Contingencies

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

        The Company has recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $7,249,000 and $7,361,000 as of June 30, 2002 and December 31, 2001, respectively. The amount related to product and general liability lawsuits and asserted claims and incurred but not reported claims was $6,185,000 and $6,680,000 as of June 30, 2002 and December 31, 2001, respectively. The amount related to workers' compensation asserted claims and incurred but not reported claims was $1,064,000 and $681,000 as of June 30, 2002 and December 31, 2001, respectively.

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

9. Net Income Per Share

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

        A reconciliation of weighted average shares outstanding, used to calculate basic net income per common share, to weighted average shares outstanding assuming dilution, used to calculate diluted net income per common share, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Weighted average common shares outstanding—basic	12,055	11,825	12,024	11,734
Diluted effect of employee stock options and restricted shares	420	86	347	67

Weighted average common shares outstanding—diluted	12,475	11,911	12,371	11,801

10. Business Segments

        The Company operates in two business segments organized around its products: Personal Health Care and Pool Products and Heating Systems. The Personal Health Care segment designs, manufactures and markets showerheads, consumer and professional oral health products, water filtration products, personal stress relief products, and home sanitizing products. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, electronic controls, valves, pumps, filters, water features and residential and commercial water-heating systems.

        Information on the Company's business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Sales:
Personal Health Care	$28,365	$27,458	$56,826	$53,728
Pool Products and Heating Systems	43,987	44,381	72,457	72,811

Total sales	$72,352	$71,839	$129,283	$126,539

Operating profit:
Personal Health Care	$1,184	$380	$2,714	$1,654
Pool Products and Heating Systems	5,513	5,593	4,037	3,867

Total operating profit	6,697	5,973	6,751	5,521
Interest expense	611	967	1,295	1,850
Other income	(65)	(392)	(283)	(492)

Income before income taxes	$6,151	$5,398	$5,739	$4,163

	June 30, 2002	December 31, 2001
	(In thousands)
Identifiable assets:
Personal Health Care	$68,930	$69,849
Pool Products and Heating Systems	94,265	112,828
Corporate	11,914	11,914

Total identifiable assets	$175,109	$194,591

        Total international sales were $12,751,000 and $23,567,000 for the three months and six months ended June 30, 2002, respectively, and $12,184,000 and $21,897,000 for the three months and six months ended June 30, 2001, respectively. Of these amounts, sales by operations in the United States to customers in other countries amounted to $4,341,000 and $7,903,000 for the three months and six months ended June 30, 2002, respectively, and $3,354,000 and $7,852,000 for the three months and six months ended June 30, 2001, respectively.

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

REVENUE RECOGNITION

        The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer's price is fixed or determinable and collection is reasonably assured. The Company records estimated reductions to revenue for customer programs and incentive offerings including promotions, cooperative advertising programs and other volume-based incentives. Should the costs under these customer programs and incentive offerings exceed those estimated by the Company, additional reductions to revenue may be required. The Company also allows credit for products returned within its policy terms. The Company records an allowance for estimated returns, based on historical experience, at the time of sale. Should the actual returns exceed those estimated by the Company, additional reductions to revenue and cost of sales may be required.

ACCOUNTS RECEIVABLE

        The Company markets its products to a diverse customer base, principally throughout the United States and Canada. The Company grants credit terms in the normal course of business to its customers. Additionally, the Company offers extended payment terms to pool products customers to encourage them to purchase products generally during the fourth quarter to better enable utilization of manufacturing capacity. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined through review of their current credit information. The Company continuously monitors collections and payments from customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimated losses are based on historical experience and any specific customer collection issues identified. If the financial condition of the Company's customers, including one customer, SCP Pool Corporation, accounting for approximately 12 and 27 percent of accounts receivable at June 30, 2002 and December 31, 2001, respectively, were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required.

INVENTORIES

        The Company values its inventory at the lower of the cost to purchase and/or manufacture the inventory (last-in, first-out ("LIFO") and first-in first-out ("FIFO") cost methods) or the current estimated market value of the inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. This can occur if the market does not accept the Company's new or enhanced products, particularly when the product does not have a well-established market, such as the Company's new home sanitizing product that incorporates ozone-generation technology. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

WARRANTIES

        The Company provides for the estimated cost of product warranties based on historical experience and any identified product quality issues at the time revenue is recognized. While the Company has comprehensive product quality programs and processes, including extensive testing during the new product development process and active monitoring and evaluation of its component suppliers, the warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability may be required.

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

PROPERTY, PLANT AND EQUIPMENT

        The Company states property, plant and equipment at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. The Company estimates the useful lives of property, plant and equipment based on historical experience and estimates of future demand and market conditions. Should the actual useful lives be less than those estimated, additional depreciation expense may be required.

LONG-LIVED ASSETS IMPAIRMENT

        The Company currently evaluates long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In assessing the recoverability of long-lived assets, including goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

INSURANCE RESERVES AND LEGAL CONTINGENCIES

        The Company records loss accruals to cover the portion of general liability, product liability and workers' compensation asserted and incurred but not reported claims not covered by insurance policies. Such accruals are estimated based on information provided by the Company's insurance company, claims adjusters and insurance broker, taking into account prior experience, numbers of claims, discussions with legal counsel and other relevant factors. Should the number of claims or the actual outcome of any claim result in losses in excess of amounts accrued, an adjustment to the loss accruals and increase in expense may be required.

Overview of Business

        Water Pik Technologies is a leader in designing, manufacturing and marketing a broad range of well-recognized personal health care products and pool products and water-heating systems. The Company operates in two business segments: Personal Health Care and Pool Products and Heating Systems. The Personal Health Care segment designs, manufactures and markets personal health care products, including showerheads, consumer and professional oral health products, water filtration products, personal stress relief products and home sanitizing products. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, electronic controls, valves, pumps, filters, water features and residential and commercial water-heating systems.

        Total sales of the Company's two segments for the three months and six months ended June 30, 2002 and 2001 are summarized below:

	Three Months Ended June 30,				Six Months Ended June 30,
Segment
	2002		2001		2002		2001
	(In thousands)
Personal Health Care	$28,365	39.2%	$27,458	38.2%	$56,826	44.0%	$53,728	42.5%
Pool Products and Heating Systems	43,987	60.8%	44,381	61.8%	72,457	56.0%	72,811	57.5%

Total sales	$72,352	100.0%	$71,839	100.0%	$129,283	100.0%	$126,539	100.0%

Results of Operations

        Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	% Change	2002	2001	% Change
	(In thousands)
Sales	$72,352	$71,839	0.7%	$129,283	$126,539	2.2%
Gross profit	$23,812	$23,620	0.8%	$40,437	$40,086	0.9%
Operating profit	$6,697	$5,973	12.1%	$6,751	$5,521	22.3%
Gross profit as a percentage of sales	32.9%	32.9%		31.3%	31.7%
Operating profit as a percentage of sales	9.3%	8.3%		5.2%	4.4%
International sales as a percentage of sales	16.4%	17.0%		17.2%	17.3%

Three months ended June 30, 2002 compared to the three months ended June 30, 2001

        Sales for the three months ended June 30, 2002 were $72,352,000, representing an increase of $513,000 over the comparable period in 2001, due to higher sales in the Personal Health Care segment. Gross profit (sales less cost of sales) increased $192,000 to $23,812,000 for the three months ended June 30, 2002 due to the increase in sales. Gross profit as a percentage of sales for the three months ended June 30, 2002 was consistent with the same period of 2001 at 32.9 percent. The impact of an improvement in the gross profit percentage in the Pool Products and Heating Systems segment was offset by a slight deterioration in the gross profit percentage in the Personal Health Care segment due primarily to an incremental $0.5 million in depreciation expense on capital expenditures for new products introduced in 2001.

        Operating profit (gross profit less selling, general and administrative, and research and development expenses) increased $724,000 or 12.1 percent to $6,697,000 for the three months ended June 30, 2002 from $5,973,000 for the three months ended June 30, 2001. The increase is due to the increase in gross profit of $192,000 as discussed above and to a decrease in operating expenses of $532,000. The decrease in operating expense is primarily due to a $430,000 decrease in goodwill amortization upon adoption in first quarter 2002 of the new accounting policy on goodwill and other intangible assets, which no longer permits the amortization of goodwill and to decreased research and development expenses partially offset by increased selling expenses.

        Interest expense, which relates to borrowings under the Company's credit facilities and to promissory and mortgage notes payable decreased $356,000 to $611,000 for the three months ended June 30, 2002 from $967,000 for the three months ended June 30, 2001. This decrease is due to lower average borrowings outstanding and to a lower weighted average interest rate on borrowings during second quarter 2002 as compared with the same period in 2001.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

        Sales for the six months ended June 30, 2002 were $129,283,000, representing an increase of $2,744,000 or 2.2 percent over the comparable period in 2001, due to higher sales in the Personal Health Care segment. Gross profit increased $351,000 to $40,437,000 for the six months ended June 30, 2002 due to the increase in sales. Gross profit as a percentage of sales for the six months ended June 30, 2002 decreased to 31.3 percent from 31.7 percent for the six months ended June 30, 2001 primarily due to increased depreciation expense in the Personal Health Care segment on capital expenditures for new products in 2001.

        Operating profit increased $1,230,000 to $6,751,000 for the six months ended June 30, 2002 from $5,521,000 for the six months ended June 30, 2001. The increase in operating profit is due to the increase in gross profit as discussed above and to a decrease in operating expenses of $879,000. General and administrative expenses decreased $1,025,000 to $9,064,000 for the six months ended June 30, 2002 from $10,089,000 for the same period of 2001 primarily due to a decrease in goodwill amortization of $861,000. Research and development expenses decreased $324,000 to $3,685,000 for the six months ended June 30, 2002 from $4,009,000 for the same period in 2001 due to a higher level of new product development activity in 2001 as compared to 2002. Selling expenses increased $470,000 to $20,937,000 for the six months ended June 30, 2002 from $20,467,000 for the same period in 2001 primarily due to the earlier timing in 2002 of some Pool Products and Heating Systems segment promotional and other selling activities.

        Interest expense decreased $555,000 to $1,295,000 for the six months ended June 30, 2002 from $1,850,000 for the six months ended June 30, 2001. This decrease is due to a lower weighted average interest rate on borrowings during the six months ended June 30, 2002 as compared with the same period of 2001 partially offset by higher average borrowings outstanding during 2002 as compared to 2001.

Personal Health Care

        Personal Health Care segment sales by major category for the three months and six months ended June 30, 2002 and 2001 are summarized below. The other products category includes personal stress relief products, water filtration products and home sanitizing products.

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2001		2002		2001
	(In thousands)
Oral health products	$12,191	43.0%	$12,714	46.3%	$23,702	41.7%	$24,182	45.0%
Shower products	13,533	47.7%	11,898	43.3%	28,391	50.0%	23,513	43.8%
Other products	2,641	9.3%	2,846	10.4%	4,733	8.3%	6,033	11.2%

Total sales	$28,365	100.0%	$27,458	100.0%	$56,826	100.0%	$53,728	100.0%

Personal Health Care Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	% Change	2002	2001	% Change
	(In thousands)
Sales	$28,365	$27,458	3.3%	$56,826	$53,728	5.8%
Gross profit	$10,736	$10,619	1.1%	$21,559	$21,273	1.3%
Operating profit	$1,184	$380	211.6%	$2,714	$1,654	64.1%
Gross profit as a percentage of sales	37.8%	38.7%		37.9%	39.6%
Operating profit as a percentage of sales	4.2%	1.4%		4.8%	3.1%
International sales as a percentage of sales	16.8%	20.6%		17.7%	19.0%

Three months ended June 30, 2002 compared to the three months ended June 30, 2001

        Sales in the Personal Health Care segment for the three months ended June 30, 2002 were $28,365,000, an increase of $907,000 or 3.3 percent over the comparable period in 2001. Increased showerhead sales, including sales of the Cascadia™ and AquaFall™ showerheads introduced in second quarter 2001 and the New Vision® showerheads introduced in third quarter 2001, and increased professional oral health sales were partially offset by decreases in sales of water filtration and consumer oral health products. Gross profit as a percentage of sales for the three months ended June 30, 2002 decreased to 37.8 percent from 38.7 percent primarily due to increased depreciation expense on capital expenditures for new products introduced in 2001.

        Operating profit increased $804,000 to $1,184,000 for the three months ended June 30, 2002 from $380,000 for the three months ended June 30, 2001. Operating profit as a percentage of sales increased to 4.2 percent in second quarter 2002 from 1.4 percent for second quarter 2001. The improvement in operating profit is due to decreased selling, general and administrative and research and development expenses primarily due to elevated new product development and introduction activities in 2001.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

        Sales in the Personal Health Care segment for the six months ended June 30, 2002 were $56,826,000, an increase of $3,098,000 or 5.8 percent over the comparable period in 2001. Increased showerhead sales, including sales of the Cascadia™, AquaFall™ and New Vision® showerheads introduced in 2001, and increased professional oral health sales were partially offset by decreased sales of water filtration products and consumer oral health products. Gross profit as a percentage of sales for the six months ended June 30, 2002 decreased to 37.9 percent from 39.6 percent primarily due to increased depreciation expense on capital expenditures for new products introduced in 2001 and to an increase in reserves on slow-moving inventory.

        Operating profit increased $1,060,000 to $2,714,000 for the six months ended June 30, 2002 from $1,654,000 for the six months ended June 30, 2001. Operating profit as a percentage of sales increased to 4.8 percent for the six months ended June 30, 2002 from 3.1 percent for the same period of 2001. The improvement in operating profit is due to decreased selling, general and administrative and research and development expenses due to elevated new product development and introduction activities in 2001.

Pool Products and Heating Systems

        Pool Products and Heating Systems segment sales by major category for the three months and six months ended June 30, 2002 and 2001 are summarized below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2001		2002		2001
	(In thousands)
Pool products	$36,305	82.5%	$36,505	82.3%	$56,621	78.1%	$56,486	77.6%
Water-heating systems	7,682	17.5%	7,876	17.7%	15,836	21.9%	16,325	22.4%

Total sales	$43,987	100.0%	$44,381	100.0%	$72,457	100.0%	$72,811	100.0%

Pool Products and Heating Systems Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	% Change	2002	2001	% Change
	(In thousands)
Sales	$43,987	$44,381	(0.9)%	$72,457	$72,811	(0.5)%
Gross profit	$13,076	$13,001	0.6%	$18,878	$18,813	0.3%
Operating profit	$5,513	$5,593	(1.4)%	$4,037	$3,867	4.4%
Gross profit as a percentage of sales	29.7%	29.3%		26.1%	25.8%
Operating profit as a percentage of sales	12.5%	12.6%		5.6%	5.3%
International sales as a percentage of sales	16.2%	14.7%		16.8%	16.0%

Three months ended June 30, 2002 compared to the three months ended June 30, 2001

        Sales in the Pool Products and Heating Systems segment decreased $394,000 or 0.9 percent to $43,987,000 for the three months ended June 30, 2002 from $44,381,000 for the comparable period of 2001 due to a reduction in new pool construction primarily in the southwestern United States resulting from unfavorable weather patterns in the region and to unfavorable economic conditions affecting commercial construction resulting in lower commercial water-heating systems sales. Gross profit as a percentage of sales improved to 29.7 percent for the three months ended June 30, 2002 from 29.3 percent for the same period in 2001.

        Operating profit decreased $80,000 to $5,513,000 for the three months ended June 30, 2002 from $5,593,000 in the comparable period of 2001 and operating profit as a percentage of sales was comparable with the second quarter 2001. The decrease in general and administrative expenses resulting primarily from the non-amortization of goodwill was partially offset by an increase in selling expenses due to increased sales programs and an increase in research and development expenses due to increased product development activities.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

        Sales in the Pool Products and Heating Systems segment were $72,457,000 for the six months ended June 30, 2002, a decrease of $354,000 or 0.5 percent from the comparable period of 2001. The decrease is primarily due to unfavorable economic conditions affecting commercial construction resulting in lower commercial water-heating systems sales. Gross profit as a percentage of sales improved to 26.1 percent for the six months ended June 30, 2002 from 25.8 percent for the same period in 2001.

        Operating profit increased $170,000 to $4,037,000 for the six months ended June 30, 2002 from $3,867,000 in the comparable period of 2001. The decrease in general and administrative expenses resulting primarily from the non-amortization of goodwill was partially offset by increases in selling and research and development expenses.

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

        Cash increased $465,000 from $997,000 at December 31, 2001 to $1,462,000 at June 30, 2002. Cash provided by operating activities of $16,945,000 was used to repay borrowings under the Company's credit facilities of $12,004,000, to make scheduled payments on promissory notes of $926,000 and to fund capital expenditures of $3,683,000.

        Net cash provided by operations during the six months ended June 30, 2002 results primarily from net income adjusted for non-cash items including depreciation and amortization expense and from collections of accounts receivable balances that are seasonally higher at year-end. This was partially offset by decreases in accrued liabilities, income taxes and accounts payable and from an increase in inventory. The decrease in accrued liabilities is primarily due to the payment of customer rebates, bonuses and commissions accrued for 2001 during first quarter 2002. The decrease in income taxes payable from December 31, 2001 to June 30, 2002 is primarily due to the payment in first quarter 2002 of estimated taxes for the 2001 tax year. The decrease in accounts payable results from payments in first quarter 2002 on higher year-end balances that result from increased production for seasonally higher fourth quarter sales. The increase in inventory is due to new product inventory including Aquia™ and New Vision® inventory, which had lower than anticipated sales, and to the build-up of inventory in preparation for seasonally strong sales in the third and fourth quarters.

        For the six months ended June 30, 2001, cash provided by financing activities of $12,584,000 was used to fund capital expenditures of $10,955,000 and to fund operations.

        The Company's working capital was $55,244,000 at June 30, 2002 as compared to $60,749,000 at December 31, 2001. The decrease in working capital is primarily due to the decrease in accounts receivable partially offset by increases in inventory and decreases in accounts payable, accrued liabilities and current portion of long-term debt. These fluctuations are reflective of the seasonality of the Company's businesses. The current ratio increased to 2.3 at June 30, 2002 from 2.1 at December 31, 2001.

        The Company has a $60,000,000 revolving bank credit facility that expires in November 2004. Borrowings under the facility are limited to borrowing base calculations based upon eligible accounts receivable and inventory balances. The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $10,000,000. At June 30, 2002, there were $3,779,000 in borrowings and $5,129,000 in letters of credit outstanding under the credit facility with $28,178,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

        The Company's Canadian subsidiary has a CDN. $11,000,000 revolving bank line of credit facility, increasing by CDN. $1,000,000 for certain months of the year, a forward exchange contract facility of up to CDN. $2,000,000 and a letter of credit facility of up to CDN. $500,000. Borrowings under the facility are due on demand. At June 30, 2002, there were no borrowings or letters of credit outstanding under the credit facility and CDN. $11,000,000 (US $7,175,000) of borrowing availability remaining under borrowing base limitations of the credit facility.

        On October 22, 2001, the Company entered into a real estate financing agreement with a bank and mortgaged its four U.S. manufacturing facilities to secure four promissory notes totaling $20,590,000. The notes bear interest at LIBOR (London Interbank Offered Rate) plus 150 to 250 basis points per annum. The notes require monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008. The balance outstanding at June 30, 2002 was $20,041,000.

        On December 21, 2001, the Company entered into a $15,000,000 equipment financing agreement with a bank. Initial borrowings under the agreement of $10,290,000 were funded on December 28, 2001 and are evidenced by two term notes secured by specific machinery and equipment located at the Company's manufacturing facilities. The notes require quarterly payments of $514,500 plus accrued interest beginning on April 1, 2002 with all unpaid principal balances and accrued interest due on January 1, 2007. The balance outstanding at June 30, 2002 was $9,776,000. The Company is required to be in compliance with specific financial covenants in order to utilize the remaining $4,710,000 in availability under the financing agreement. This additional availability expires on September 30, 2002. In January 2002, the Company entered into interest rate swap agreements that effectively convert the variable rate interest on the $10,290,000 promissory notes payable to a fixed rate of 6.73 percent. The interest rate swap expires on January 1, 2007. Interest differentials to be paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related period that the debt is outstanding.

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

        As of June 30, 2002, there were no material changes in our contractual cash obligations and other commercial commitments from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition and Liquidity" in our Annual Report on Form 10-K for the year ended December 31, 2001.

        Prior to November 29, 1999, the Company participated in the general liability, product liability, and workers' compensation insurance programs sponsored by ATI. The Company has since entered into general liability, product liability and workers' compensation insurance programs of its own. Insurance coverage under these programs are subject to policy deductibles for which the Company is at risk for losses. In connection with the spin-off, the Company has agreed to indemnify ATI for losses attributable to its operations prior to the spin-off. Reserves have been established based upon existing and estimated claims and historical experience in settling such matters. As a result of the spin-off, ATI transferred to the Company liability reserves for estimated losses under these insurance programs totaling $10,423,000 and related deferred tax assets of $4,882,000. During 2000 and 2001, a number of these cases were settled. The Company has recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $7,249,000 and $7,361,000 as of June 30, 2002 and December 31, 2001, respectively. The amount related to product and general liability lawsuits and asserted claims and incurred but not reported claims was $6,185,000 and $6,680,000 as of June 30, 2002 and December 31, 2001, respectively. The amount related to workers' compensation asserted claims and incurred but not reported claims was $1,064,000 and $681,000 as of June 30, 2002 and December 31, 2001, respectively. The actual settlements or other resolution of claims under these insurance programs may differ from estimated reserves, but the possible range of loss in excess of those accrued is not reasonably estimable. Based upon currently available information, management does not believe that resolution of any pending insurance claims will have a material adverse effect on the Company's financial condition, results of operations or liquidity although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period and ultimately could affect the Company's insurance premiums or its ability to obtain insurance coverage.

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

Other Matters

Accounting Pronouncements

        In July 2002, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect that adoption of this standard will have a material effect on the Company's consolidated results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 61, Amendment of FASB No. 13, and Technical Corrections." This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt become effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement related to lease modification are effective for transactions occurring after May 15, 2002. Management does not expect that adoption of this standard will have a material effect on the Company's consolidated results of operations or financial position.

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

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the

Statement. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002. In accordance with SFAS No. 142, Water Pik Technologies identified two reporting units, the Personal Health Care segment and the Pool Products and Heating Systems segment, which constitute components of its business that include goodwill. The Company completed the first step of the transitional goodwill impairment test as of January 1, 2002 and has determined that the fair value of each of the reporting units exceeded the reporting unit's carrying amount, and no impairment was indicated. Had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented, the Company's net income and net income per share for the three months and six months ended June 30, 2001 would have increased $354,000 and $0.03, and $604,000 and $0.05, respectively.

        In the fourth quarter 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue 00-14, "Accounting for Certain Sales Incentives," and EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," resulting in the reclassification of certain customer promotional payments and cooperative advertising arrangements from selling expenses to a reduction in sales. Sales and selling expenses for all prior periods were restated to conform to this presentation. This reclassification resulted in a decrease in sales and selling expenses of $1,636,000 and $3,110,000 for the three months and six months ended June 30, 2001. These reclassifications had no effect on reported operating profit.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001. There has been no significant change in the nature or amount of market risk since year-end.

PART II—OTHER INFORMATION

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of Water Pik Technologies, Inc. was held on April 25, 2002. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for the purpose of:

  (i)
  Election of a class of three directors for a three-year term expiring in 2005; and

  (ii)
  Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for 2002.

        There was no solicitation in opposition to management's nominees for directors and all of management's nominees were elected.

        At the meeting, Robert P. Bozzone, W. Craig McClelland and F. Peter Cuneo were elected as directors for three-year terms expiring in 2005, and the appointment of Ernst & Young LLP as independent public auditors was ratified.

        The tables below summarize the results of the stockholder vote:

	Number	Percentage
Shares outstanding and entitled to vote	12,435,643	100.0%
Shares represented in person or by proxy at meeting	10,733,598	86.3%
Shares not voted at meeting	1,702,045	13.7%

  Proposal one (Election of Directors)
  Breakdown of votes cast for each nominee

	Votes For	Votes Withheld
Robert P. Bozzone	10,575,014	158,584
W. Craig McClelland	10,575,944	157,654
F. Peter Cuneo	10,607,635	125,963

  Proposal two (Ratification of Auditor Appointment)
  Breakdown of votes cast

Votes For	Votes Against	Abstain	Broker Non-Votes
10,631,201	94,885	7,512	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits—

  99.1
  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2
  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports on Form 8-K Filed in the first quarter of 2002—

    The Company filed no reports on Form 8-K during the quarter ended June 30, 2002 and through the date of this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER PIK TECHNOLOGIES, INC.
Date: August 14, 2002	By:	/s/ MICHAEL P. HOOPIS
Michael P. Hoopis President and Chief Executive Officer
Date: August 14, 2002	By:	/s/ VICTOR C. STREUFERT
Victor C. Streufert Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

WATER PIK TECHNOLOGIES, INC. INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
Water Pik Technologies, Inc. Consolidated Balance Sheets (In thousands, except for share and per share amounts)
Water Pik Technologies, Inc. Consolidated Statements of Income (In thousands, except for share and per share amounts) (Unaudited)
Water Pik Technologies, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
Water Pik Technologies, Inc. Notes to Consolidated Financial Statements (Unaudited)
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
  ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES