Form 10-Q
period 2002-09-30
WATER PIK TECHNOLOGIES INC
filed 2002-11-13
CIK 1094286

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

        The number of shares of Common Stock outstanding on November 11, 2002 was 12,447,865 shares.

WATER PIK TECHNOLOGIES, INC.

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Water Pik Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except for share and per share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash	$4,162	$997
Accounts receivable, less allowances of $2,322 at September 30, 2002 and $2,623 at December 31, 2001	45,377	73,739
Inventories	44,144	33,227
Deferred income taxes	5,494	5,267
Prepaid expenses and other current assets	3,192	2,629

Total current assets	102,369	115,859
Property, plant and equipment, net	51,605	54,167
Goodwill, net	18,379	18,296
Intangible assets, net	538	809
Deferred income taxes	2,919	3,434
Other assets	1,797	2,026

Total assets	$177,607	$194,591

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$18,139	$22,144
Accrued income taxes	351	2,721
Accrued liabilities	20,783	25,523
Current portion of long-term debt	2,918	4,722

Total current liabilities	42,191	55,110
Long-term debt, less current portion	33,455	41,923
Other accrued liabilities	6,419	7,448

Total liabilities	82,065	104,481
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 12,444,865 and 12,245,677 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	124	122
Additional paid-in capital	78,115	76,285
Retained earnings	26,780	21,516
Equity adjustments due to stock plans	(8,357)	(6,732)
Accumulated comprehensive loss	(1,120)	(1,081)

Total stockholders' equity	95,542	90,110

Total liabilities and stockholders' equity	$177,607	$194,591

See accompanying notes

Water Pik Technologies, Inc.
Consolidated Statements of Income
(In thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Sales	$67,771	$73,590	$197,054	$200,129
Cost and expenses:
Cost of sales	45,578	50,607	134,424	137,060
Selling expenses	11,840	12,455	32,777	32,922
General and administrative expenses	4,719	5,049	13,783	15,138
Research and development expenses	2,469	1,889	6,154	5,898

	64,606	70,000	187,138	191,018

Income before other income and expenses	3,165	3,590	9,916	9,111
Interest expense	531	548	1,826	2,398
Other expense (income), net	201	(137)	(82)	(629)

Income before income taxes	2,433	3,179	8,172	7,342
Provision for income taxes	750	1,245	2,908	2,877

Net income	$1,683	$1,934	$5,264	$4,465

Basic net income per common share	$0.14	$0.16	$0.44	$0.38

Diluted net income per common share	$0.13	$0.16	$0.42	$0.37

Shares used in per share calculation—basic	12,065,000	11,918,000	12,038,000	11,796,000

Shares used in per share calculation—diluted	12,558,000	12,122,000	12,434,000	11,909,000

See accompanying notes

Water Pik Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Operating activities:
Net income	$5,264	$4,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,700	7,011
Deferred income taxes	256	(78)
Compensation expense arising from stock awards	266	216
Loss (gain) on disposal of property, plant and equipment	468	(329)
Change in operating assets and liabilities:
Accounts receivable	28,539	15,546
Inventories	(10,760)	(230)
Accounts payable	(4,052)	(5,554)
Accrued liabilities	(4,716)	(4,017)
Accrued income taxes	(2,369)	(2,926)
Other assets and liabilities	(2,155)	(2,037)

Cash provided by operating activities	18,441	12,067
Investing activities:
Purchases of property, plant and equipment	(5,270)	(13,956)
Disposals of property, plant and equipment	184	368

Cash used in investing activities	(5,086)	(13,588)
Financing activities:
Net borrowings under revolving credit facilities	(8,567)	(9,562)
Payments on promissory notes	(1,647)	(3,210)
Net proceeds from common stock offering	—	13,646
Proceeds from exercise of options	78	—
Principal payments on capital leases	(99)	(168)

Cash (used in) provided by financing activities	(10,235)	706
Effect of exchange rate changes on cash	45	(13)

Increase (decrease) in cash	3,165	(828)
Cash at beginning of period	997	1,383

Cash at end of period	$4,162	$555

See accompanying notes

Water Pik Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

DESCRIPTION OF BUSINESS

        Water Pik Technologies, Inc. ("Water Pik Technologies" or the "Company") is a leader in designing, manufacturing and marketing a broad range of well-recognized personal health care products and pool products and water-heating systems. The Company's products include: showerheads; consumer and professional oral health products; water filtration products; personal stress relief products; home sanitizing products; swimming pool and spa heaters, electronic controls, valves, pumps, filters and water features; and residential and commercial water-heating systems. Water Pik Technologies operates in two business segments—the Personal Health Care segment and the Pool Products and Heating Systems segment.

UNAUDITED INTERIM FINANCIAL INFORMATION

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts reported in previous years have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on reported results of operations or stockholders' equity. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2002, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect that adoption of this standard will have a material effect on the Company's consolidated results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 61, Amendment of FASB No. 13, and Technical Corrections." This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement related to extinguishment of debt become effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement related to lease modifications are effective for transactions occurring after May 15, 2002. Management does not expect that adoption of this standard will have a material effect on the Company's consolidated results of operations or financial position.

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

        The following table provides the Company's net income and net income per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Net income, as reported	$1,683	$1,934	$5,264	$4,465
Add back: Goodwill amortization	—	429	—	1,290
Related income tax effect	—	(86)	—	(308)

Adjusted net income	$1,683	$2,277	$5,264	$5,447

Basic net income per common share:
Net income per common share, as reported	$0.14	$0.16	$0.44	$0.38
Add back: Goodwill amortization, net of related income tax effect	—	0.03	—	0.08

Adjusted net income per common share	$0.14	$0.19	$0.44	$0.46

Diluted net income per common share:
Net income per common share, as reported	$0.13	$0.16	$0.42	$0.37
Add back: Goodwill amortization, net of related income tax effect	—	0.03	—	0.09

Adjusted net income per common share	$0.13	$0.19	$0.42	$0.46

        Other intangible assets of $538,000 and $809,000 (net of accumulated amortization of $737,000 and $616,000) at September 30, 2002 and December 31, 2001, respectively consist primarily of acquired patent rights and customer lists, which are amortized on a straight-line basis over periods ranging from 2 to 7 years.

        In the fourth quarter 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue 00-14, "Accounting for Certain Sales Incentives," and EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," resulting in the reclassification of certain customer promotional payments and cooperative advertising arrangements from selling expenses to a reduction in sales. Sales and selling expenses for all prior periods were restated to conform to this presentation. This reclassification resulted in a decrease in sales and selling expenses of $1,653,000 and $4,763,000 for the three months and nine months ended September 30, 2001, respectively. These reclassifications had no effect on reported operating profit.

2.    Inventories

        Inventories are stated at the lower of cost (last-in, first-out ("LIFO") and first-in, first-out ("FIFO") cost methods) or market. Inventories consist of the following:

	September 30, 2002	December 31, 2001
	(In thousands)
Raw materials and supplies	$18,244	$15,674
Work-in-process	4,597	4,745
Finished goods	25,358	16,803

Total inventories at current cost	48,199	37,222
Less: Allowances to reduce current cost values to LIFO basis	(4,055)	(3,995)

Total inventories	$44,144	$33,227

        Inventories determined using the LIFO cost method were $39,399,000 at September 30, 2002 and $27,901,000 at December 31, 2001, net of the respective LIFO reserves. The remainder of inventory was determined using the FIFO cost method.

3.    Long-Term Debt

        Long-term debt is comprised of the following:

	September 30, 2002	December 31, 2001
	(In thousands)
Revolving credit facility	$7,227	$13,522
Canadian revolving credit facility	—	2,233
Mortgage notes payable	19,835	20,453
Promissory notes payable—equipment financing facility	9,261	10,290
Long-term obligations under capital leases	50	147

	36,373	46,645
Less: Current portion	(2,918)	(4,722)

Long-term debt	$33,455	$41,923

        In January 2002, the Company entered into two interest rate swap agreements that effectively convert the variable rate interest on the promissory notes payable under the equipment financing facility to a fixed rate. Under these agreements, payments are made based on a fixed rate and received on a LIBOR based variable rate. Differentials to be paid or received under the agreements are recognized as interest expense. The interest rate swap agreements expire on January 1, 2007, which coincides with the maturity date of the promissory notes. These interest rate swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As such, changes in their fair values of $208,000 and $433,000 for the three months and nine months ended September 30, 2002, respectively, have been recognized in accumulated comprehensive loss within stockholders' equity.

        The counterparty to these interest rate swap agreements is a major financial institution. The Company continually monitors the credit quality of the financial institution and anticipates full performance by the counterparty.

        The revolving credit facility, Canadian revolving credit facility and the real estate loan agreement and related mortgage notes require the Company to be in compliance with specific financial and non-financial covenants and restrictions. The Company was in compliance with these covenants at September 30, 2002.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Net income:
As reported	$1,683	$1,934	$5,264	$4,465
Pro forma	$1,327	$1,635	$4,264	$3,609
Diluted net income per common share
As reported	$0.13	$0.16	$0.42	$0.37
Pro forma	$0.11	$0.13	$0.34	$0.30

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

5.    Stockholders' Equity

        On February 12, 2002, certain officers of the Company exercised their rights under the Company's Stock Acquisition and Retention Program ("SARP") to acquire an aggregate of 117,736 shares of the Company's common stock for $1,100,000 based on the average quoted market price of the shares for the ten days preceding the date of purchase. Payment for the purchased shares was in the form of full-recourse notes receivable by the Company from the officers which bear interest at a weighted average rate of 5.5 percent per annum and are payable in level monthly payments of principal and interest beginning on the fifth anniversary of the notes. The aggregate amount of notes receivable from officers related to the purchase of shares under the SARP was $5,681,000 and $4,581,000 as of September 30, 2002 and December 31, 2001, respectively, and was classified, along with the related interest receivable of $673,000 and $428,000 at September 30, 2002 and December 31, 2001, respectively, as a reduction of stockholders' equity in the accompanying consolidated balance sheets. Further, pursuant to the SARP, on February 12, 2002, the Company awarded one share of restricted common stock of the Company at no cost to the officers for every two shares purchased under the SARP, for a total of 58,868 shares with an aggregate market value on the date of issuance of $550,000. The restrictions on the restricted shares lapse five years from the date of grant. The amounts are being amortized as compensation expense on a straight-line basis over the period of restrictions and the unamortized balance is classified as a reduction of stockholders' equity in the accompanying consolidated balance sheets.

6.    Comprehensive Income

        The components of comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		(In thousands)
Net income	$1,683	$1,934	$5,264	$4,465
Foreign currency translation gains (losses)	(153)	28	394	(60)
Change in fair value of cash flow hedge	(208)	—	(433)	—

Comprehensive income	$1,322	$1,962	$5,225	$4,405

7.    Income Taxes

        The provision for income taxes for the 2002 and 2001 interim periods was computed in accordance with FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods," and was based on projections of total year pretax income in accordance with SFAS No. 109, "Accounting for Income Taxes." The effective income tax rate was 30.8 percent and 35.6 percent for the three months and nine months ended September 30, 2002, respectively, compared to 39.1 percent for the three months and nine months ended September 30, 2001. The decrease in the effective tax rate in 2002 is due to adjustments to rates utilized for the determination of the effective tax rate based on completion of prior year tax returns and to the non-amortization of goodwill for financial reporting purposes upon adoption of SFAS No. 142 effective January 1, 2002.

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

        As a consumer goods manufacturer and distributor, the Company is subject to continuing risk of product liability and related lawsuits involving claims for substantial monetary damages. The Company is party to various personal injury and property damage lawsuits and claims relating to its products and other litigation incidental to its business. The Company has general liability, product liability and workers' compensation insurance coverage. The Company's insurance coverage provides that the

Company is responsible for policy deductibles and legal costs and expenses. Loss accruals have been recorded in accordance with SFAS No. 5, "Accounting for Contingencies" to cover the portion of general liability, product liability and workers' compensation claims, both asserted claims and incurred but not reported claims, that are not covered by insurance policies. Such accruals are based on estimates which include information provided by the Company's insurance company, claims adjusters and insurance broker, taking into account prior experience, numbers of claims, discussions with legal counsel and other relevant factors. The methods of making such estimates and establishing the resulting accrual are reviewed on a regular basis and any adjustments are reflected in current operating results.

        The Company has recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $5,821,000 and $7,361,000 as of September 30, 2002 and December 31, 2001, respectively. The amount related to product and general liability lawsuits and asserted claims and incurred but not reported claims was $4,736,000 and $6,680,000 as of September 30, 2002 and December 31, 2001, respectively. The amount related to workers' compensation asserted claims and incurred but not reported claims was $1,085,000 and $681,000 as of September 30, 2002 and December 31, 2001, respectively.

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

        A reconciliation of weighted average shares outstanding, used to calculate basic net income per common share, to weighted average shares outstanding assuming dilution, used to calculate diluted net income per common share, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		(In thousands)
Weighted average common shares outstanding—basic	12,065	11,918	12,038	11,796
Diluted effect of employee stock options and restricted shares	493	204	396	113

Weighted average common shares outstanding—diluted	12,558	12,122	12,434	11,909

10.    Business Segments

        The Company operates in two business segments organized around its products: the Personal Health Care segment and the Pool Products and Heating Systems segment. The Personal Health Care segment designs, manufactures and markets personal health care products, including showerheads, consumer and professional oral health products, water filtration products, personal stress relief products, and home sanitizing products. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, electronic controls, valves, pumps, filters, water features and residential and commercial water-heating systems.

        Information on the Company's business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		(In thousands)
Sales:
Personal Health Care	$33,248	$32,776	$90,074	$86,504
Pool Products and Heating Systems	34,523	40,814	106,980	113,625

Total sales	$67,771	$73,590	$197,054	$200,129

Operating profit:
Personal Health Care	$2,074	$237	$4,788	$1,891
Pool Products and Heating Systems	1,091	3,353	5,128	7,220

Total operating profit	3,165	3,590	9,916	9,111
Interest expense	531	548	1,826	2,398
Other expense (income)	201	(137)	(82)	(629)

Income before income taxes	$2,433	$3,179	$8,172	$7,342

	September 30, 2002	December 31, 2001
	(In thousands)
Identifiable assets:
Personal Health Care	$76,412	$69,849
Pool Products and Heating Systems	89,612	112,828
Corporate	11,583	11,914

Total identifiable assets	$177,607	$194,591

        Total international sales were $10,701,000 and $32,928,000 for the three months and nine months ended September 30, 2002, respectively, and $11,604,000 and $33,552,000 for the three months and nine months ended September 30, 2001, respectively. Of these amounts, sales by operations in the United States to customers in other countries amounted to $3,841,000 and $11,744,000 for the three months and nine months ended September 30, 2002, respectively, and $4,217,000 and $12,069,000 for the three months and nine months ended September 30, 2001, respectively.

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

ACCOUNTS RECEIVABLE

        The Company markets its products to a diverse customer base, principally throughout the United States and Canada. The Company grants credit terms in the normal course of business to its customers. Additionally, the Company offers extended payment terms to pool products customers to encourage them to purchase products generally during the fourth quarter to better enable utilization of manufacturing capacity. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined through review of their current credit information. The Company continuously monitors collections and payments from customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimated losses are based on historical experience and any specific customer collection issues identified. If the financial condition of the Company's customers, including one customer, SCP Pool Corporation, accounting for approximately 6 and 27 percent of accounts receivable at September 30, 2002 and December 31, 2001, respectively, were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required.

INVENTORIES

        The Company values its inventory at the lower of the cost to purchase and/or manufacture the inventory (last-in, first-out ("LIFO") and first-in first-out ("FIFO") cost methods) or the current estimated market value of the inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. This can occur if there is a decline in demand for the Company's existing products or if the market does not accept the Company's new or enhanced products, particularly when the product does not have a well-established market such as for the new Aquia™ home sanitizing system that incorporates ozone-generation technology. Market acceptance of new products is regularly evaluated after product launch. Generally, following introduction of a new product the Company allows 18 months, depending on the product category, before evaluating whether new product inventory should be written down as obsolete or unmarketable. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

INSURANCE RESERVES AND LEGAL CONTINGENCIES

        The Company records loss accruals to cover the portion of general liability, product liability and workers' compensation claims, both asserted claims and incurred but not reported claims, that are not covered by insurance policies. Such accruals are estimated based on information provided by the Company's insurance company, claims adjusters and insurance broker, taking into account prior experience, numbers of claims, discussions with legal counsel and other relevant factors. Should the number of claims or the actual outcome of any claim result in losses in excess of amounts accrued, an adjustment to the loss accruals and increase in expense may be required.

Overview of Business

        Water Pik Technologies is a leader in designing, manufacturing and marketing a broad range of well-recognized personal health care products and pool products and water-heating systems. The Company operates in two business segments: the Personal Health Care segment and the Pool Products and Heating Systems segment. The Personal Health Care segment designs, manufactures and markets personal health care products, including showerheads, consumer and professional oral health products, water filtration products, personal stress relief products and home sanitizing products. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, electronic controls, valves, pumps, filters, water features and residential and commercial water-heating systems.

Results of Operations

        Consolidated sales by segment and results of operations for the three months and nine months ended September 30, 2002 and 2001 are summarized below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001	% Change	2002	2001	% Change
	(Dollars in thousands)
Sales:
Personal Health Care	$33,248	$32,776		$90,074	$86,504
Pool Products and Heating Systems	$34,523	$40,814		$106,980	$113,625

Total sales	$67,771	$73,590	(7.9)%	$197,054	$200,129	(1.5)%

Gross profit	$22,193	$22,983	(3.4)%	$62,630	$63,069	(0.7)%
Operating profit	$3,165	$3,590	(11.8)%	$9,916	$9,111	8.8%
Gross profit as a percentage of sales	32.7%	31.2%		31.8%	31.5%
Operating profit as a percentage of sales	4.7%	4.9%		5.0%	4.6%
International sales as a percentage of sales	15.8%	15.8%		16.7%	16.8%

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

        Sales for the three months ended September 30, 2002 were $67,771,000, representing a decrease of $5,819,000 over the comparable period in 2001, due to lower sales in the Pool Products and Heating Systems segment. Gross profit (sales less cost of sales) decreased $790,000 to $22,193,000 for the three months ended September 30, 2002 due to the decrease in sales. Gross profit as a percentage of sales increased to 32.7 percent for the three months ended September 30, 2002 as compared to 31.2 percent for the same period of 2001. The impact of an improvement in the gross profit percentage in the Personal Health Care segment was partially offset by a slight deterioration in the gross profit percentage in the Pool Products and Heating Systems segment due primarily to a decrease in pool product sales. The gross profit percentage was also favorably impacted by a product mix shift in 2002 to more profitable Personal Health Care products.

        Operating profit (gross profit less selling, general and administrative, and research and development expenses) decreased $425,000 or 11.8 percent to $3,165,000 for the three months ended September 30, 2002 from $3,590,000 for the three months ended September 30, 2001. The decrease is due to the decrease in gross profit of $790,000 as discussed above partially offset by a decrease in operating expenses of $365,000. The decrease in operating expenses is due to a $615,000 decrease in selling expenses, which were higher in 2001 due to activities related to new product introductions, and to a $430,000 decrease in goodwill amortization upon adoption in the first quarter 2002 of the new accounting policy on goodwill and other intangible assets, which no longer permits the amoritization of goodwill, partially offset by increased research and development expenses related to new product development activities.

        Interest expense, which relates to borrowings under the Company's credit facilities and to promissory and mortgage notes payable decreased $17,000 to $531,000 for the three months ended September 30, 2002 from $548,000 for the three months ended September 30, 2001 due to lower weighted average interest rates on borrowings during the three months ended September 30, 2002 as compared with the same period of 2001.

        The effective income tax rate was 30.8 percent for the three months ended September 30, 2002 as compared with 39.2 percent for the comparable period of 2001. The 2002 effective income tax rate reflects adjustments to rates utilized for the determination of the effect tax rate based upon completion of prior year tax returns. The decrease in the effective income tax rate was also due to the non-amortization of goodwill for financial reporting purposes upon adoption in the first quarter 2002 of the new accounting policy on goodwill and other intangible assets.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

        Sales for the nine months ended September 30, 2002 were $197,054,000, representing a decrease of $3,075,000 or 1.5 percent over the comparable period in 2001, due to lower sales in the Pool Products and Heating Systems segment partially offset by an increase in Personal Health Care segment sales. Gross profit decreased $439,000 to $62,630,000 for the nine months ended September 30, 2002 due to the decrease in sales. Gross profit as a percentage of sales was 31.8 percent for the nine months ended September 30, 2002 compared to 31.5 percent for the same period in 2001. The gross profit percentage was favorably impacted by a product mix shift in 2002 to more profitable Personal Health Care products as compared to 2001.

        Operating profit increased $805,000 to $9,916,000 for the nine months ended September 30, 2002 from $9,111,000 for the nine months ended September 30, 2001. The increase in operating profit is due to a decrease in operating expenses of $1,244,000 partially offset by the decrease in gross profit as discussed above. General and administrative expenses decreased $1,355,000 to $13,783,000 for the nine months ended September 30, 2002 from $15,138,000 for the same period of 2001 primarily due to a decrease in goodwill amortization of $1,290,000.

        Interest expense decreased $572,000 to $1,826,000 for the nine months ended September 30, 2002 from $2,398,000 for the nine months ended September 30, 2001. This decrease is due to lower weighted average interest rates on borrowings during the nine months ended September 30, 2002 as compared with the same period of 2001 partially offset by higher average borrowings outstanding during 2002 as compared to 2001.

        The effective income tax rate was 35.6 percent for the nine months ended September 30, 2002 as compared with 39.2 percent for the comparable period of 2001. The 2002 effective income tax rate reflects adjustments to rates utilized for the determination of the effect tax rate based upon completion of prior year tax returns. The decrease in the effective income tax rate was also due to the non-amortization of goodwill for financial reporting purposes upon adoption in the first quarter 2002 of the new accounting policy on goodwill and other intangible assets.

Personal Health Care Results of Operations

        Personal Health Care segment sales by major category and segment consolidated results of operations for the three months and nine months ended September 30, 2002 and 2001 are summarized below. The other products category includes personal stress relief products, water filtration products and home sanitizing products.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001	% Change	2002	2001	% Change
	(Dollars in thousands)
Sales:
Oral health products	$13,482	$14,032		$37,184	$38,214
Shower products	$14,388	$15,853		$42,779	$39,366
Other products	$5,378	$2,891		$10,111	$8,924

Total sales	$33,248	$32,776	1.4%	$90,074	$86,504	4.1%

Gross profit	$13,485	$12,250	10.1%	$35,044	$33,523	4.5%
Operating profit	$2,074	$237	775.1%	$4,788	$1,891	153.2%
Gross profit as a percentage of sales	40.6%	37.4%		38.9%	38.8%
Operating profit as a percentage of sales	6.2%	0.7%		5.3%	2.2%
International sales as a percentage of sales	17.1%	18.4%		17.5%	18.7%

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

        Sales in the Personal Health Care segment for the three months ended September 30, 2002 were $33,248,000, an increase of $472,000 or 1.4 percent over the comparable period in 2001. Increased sales of personal stress relief products, including sales of foot spas introduced in 2001 and of the AccuReach™ precision massager introduced in third quarter 2002, were partially offset by decreased sales of consumer oral health products, primarily oral irrigators, and decreased shower products sales. Increased sales of new shower products, including the New Visions® shower products introduced in 2001 and the Full-Body Shower Panel™ introduced in third quarter 2002, were offset by decreased sales of other shower products lines. Personal Health Care segment sales for the three months ended September 30, 2002 were also favorably impacted by lower payments on prior year sales incentive programs than originally estimated.

        Gross profit increased $1,235,000 to $13,485,000 for the three months ended September 30, 2002 from $12,250,000 for the comparable period in 2001. Gross profit as a percentage of sales for the three months ended September 30, 2002 increased to 40.6 percent from 37.4 percent primarily due to higher 2001 freight costs incurred to expedite new sourced products and to the favorable impact from sales allowances partially offset by increased depreciation expense on capital expenditures for new products.

        Operating profit increased $1,837,000 to $2,074,000 for the three months ended September 30, 2002 from $237,000 for the three months ended September 30, 2001. Operating profit as a percentage of sales increased to 6.2 percent for the three months ended September 30, 2002 from 0.7 percent for the three months ended September 30, 2001. The improvement in operating profit is due to the increase in gross profit and to a decrease in selling expenses, which were higher in 2001 due to activities related to new product introductions.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

        Sales in the Personal Health Care segment for the nine months ended September 30, 2002 were $90,074,000, an increase of $3,570,000 or 4.1 percent over the comparable period in 2001. Increased shower products sales, including sales of the Cascadia®, AquaFall® and New Visions® showerheads introduced in 2001 and sales of the new Full-Body Shower Panel™ introduced in third quarter 2002, and increased personal stress relief products, including sales of foot spas introduced in 2001 and of the AccuReach™ precision massager introduced in third quarter 2002, were partially offset by decreased sales of water filtration products and consumer oral health products.

        Gross profit increased $1,521,000 to $35,044,000 for the nine months ended September 30, 2002 from $33,523,000 for the comparable period in 2001 due to the increase in sales partially offset by increased depreciation expense related to capital expenditures for new products introduced in 2001 and 2002. Gross profit as a percentage of sales for the nine months ended September 30, 2002 was comparable to the gross profit for the same period in 2001.

        Operating profit increased $2,897,000 to $4,788,000 for the nine months ended September 30, 2002 from $1,891,000 for the nine months ended September 30, 2001. Operating profit as a percentage of sales increased to 5.3 percent for the nine months ended September 30, 2002 from 2.2 percent for the same period of 2001. The improvement in operating profit is due to increased gross profit and to decreased selling and research and development expenses. The decrease in selling and research and development expenses is due to elevated product development and introduction activities in 2001 related to new products introduced in 2001 and 2002.

Pool Products and Heating Systems Results of Operations

        Pool Products and Heating Systems segment sales by major category and segment consolidated results of operations for the three months and nine months ended September 30, 2002 and 2001 are summarized below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001	% Change	2002	2001	% Change
	(Dollars in thousands)
Sales:
Pool products	$25,836	$30,278		$82,457	$86,764
Water-heating systems	$8,687	$10,536		$24,523	$26,861

Total sales	$34,523	$40,814	(15.4)%	$106,980	$113,625	(5.8)%

Gross profit	$8,708	$10,733	(18.9)%	$27,586	$29,546	(6.6)%
Operating profit	$1,091	$3,353	(67.5)%	$5,128	$7,220	(29.0)%
Gross profit as a percentage of sales	25.2%	26.3%		25.8%	26.0%
Operating profit as a percentage of sales	3.2%	8.2%		4.8%	6.4%
International sales as a percentage of sales	14.6%	13.7%		16.1%	15.2%

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

        Sales in the Pool Products and Heating Systems segment decreased $6,291,000 or 15.4 percent to $34,523,000 for the three months ended September 30, 2002 from $40,814,000 for the comparable period of 2001. Pool products sales decreased $4,442,000 primarily due to the accelerated timing of shipments related to seasonal selling programs in 2001. Water-heating system sales decreased $1,849,000 primarily due to a general decline in the economy and increased competitive pressure in commercial markets.

        Gross profit decreased $2,025,000 to $8,708,000 for the three months ended September 30, 2002 from $10,733,000 for the comparable period of 2001 due to the sales decrease. Gross profit as a percentage of sales decreased to 25.2 percent for the three months ended September 30, 2002 from 26.3 percent for the same period in 2001 due to the lower sales volume resulting in fixed manufacturing costs representing a higher percentage of sales and to a product mix shift to lower margin products.

        Operating profit decreased $2,262,000 to $1,091,000 for the three months ended September 30, 2002 from $3,353,000 for the three months ended September 30, 2001. Operating profit as a percentage of sales decreased to 3.2 percent for the three months ended September 30, 2002 from 8.2 percent in the comparable period of 2001. The decrease in operating profit is due primarily to the decline in sales as well as to increased research and development expenses related to new product development activities partially offset by a $416,000 decrease in goodwill amortization.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

        Sales in the Pool Products and Heating Systems segment were $106,980,000 for the nine months ended September 30, 2002, a decrease of $6,645,000 or 5.8 percent from the comparable period of 2001. The decrease consists of a $4,307,000 decrease in pool products sales, due to the accelerated timing of shipments related to seasonal selling programs in 2001, and to a $2,338,000 decrease in water-heating systems sales, due to a general decline in the economy and increased competitive pressure in commercial markets.

        Gross profit decreased $1,960,000 to $27,586,000 for the nine months ended September 30, 2002 from $29,546,000 for the same period in 2001 due to the decline in sales. Gross profit as a percentage of sales decreased to 25.8 percent for the nine months ended September 30, 2002 from 26.0 percent for the same period in 2001.

        Operating profit decreased $2,092,000 to $5,128,000 for the nine months ended September 30, 2002 from $7,220,000 in the comparable period of 2001 primarily due to the decline in sales, to increased selling expenses and to increased research and development expenses related to new product development activities partially offset by a $1,251,000 decrease in goodwill amortization.

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

        Cash increased $3,165,000 from $997,000 at December 31, 2001 to $4,162,000 at September 30, 2002. Cash provided by operating activities of $18,441,000 was used to repay borrowings under the Company's credit facilities of $8,567,000, to make scheduled payments on promissory notes of $1,647,000 and to fund capital expenditures of $5,270,000.

        Net cash provided by operations during the nine months ended September 30, 2002 results primarily from net income adjusted for non-cash items including depreciation and amortization expense and from collections of accounts receivable balances that are seasonally higher at year-end. This was partially offset by decreases in accrued liabilities, income taxes and accounts payable and from an increase in inventory. The decrease in accrued liabilities is primarily due to the payment of customer rebates, bonuses and commissions accrued for 2001 during first quarter 2002. The decrease in income taxes payable from December 31, 2001 to September 30, 2002 is due to the payment in first quarter 2002 of estimated taxes for the 2001 tax year as well as to payments of estimated 2002 taxes. The decrease in accounts payable results from payments in first quarter 2002 on higher year-end balances that result from increased production for seasonally higher fourth quarter sales. The increase in inventory is due to new product inventory including the Aquia™ sanitizing system and New Visions® showerhead, which had lower than anticipated sales, and to the build-up of the new AccuReach™ massager inventory and other inventory in preparation for seasonally strong sales in the third and fourth quarters.

        For the nine months ended September 30, 2001, cash provided by operating activities of $12,067,000 and the net proceeds of $13,646,000 from issuance of common stock were used to fund capital expenditures of $13,956,000 and for repayment of a promissory note and borrowings under the Company's credit facilities.

        The Company's working capital was $60,178,000 at September 30, 2002 as compared to $60,749,000 at December 31, 2001. The decrease in working capital is primarily due to the decrease in accounts receivable partially offset by increases in cash and inventory and decreases in accounts payable, accrued income taxes, accrued liabilities and current portion of long-term debt. These fluctuations are reflective of the seasonality of the Company's businesses. Working capital was $46,481,000 at September 30, 2001. The increase in working capital from September 30, 2001 to September 30, 2002 is primarily due to increased inventory and to increased cash at the Company's Canadian subsidiary. The increase in inventory is due to new product inventory including the Aquia™ sanitizing system and New Visions® showerhead, which had lower than anticipated sales, to the build-up of the new AccuReach™ massager inventory and other inventory in preparation for seasonally strong sales in the third and fourth quarters, and to the timing of shipments under seasonal selling programs. The current ratio increased to 2.4 at September 30, 2002 from 2.1 at September 30, 2001 and December 31, 2001.

        The Aquia™ home sanitizing system was introduced in the fourth quarter of 2001 to retail, catalog and infomercial markets with limited success. The Company is currently pursuing international consumer and domestic commercial markets including medical offices, restaurants and day care centers through third party distributors. The Company has received its first international order to be shipped in the fourth quarter 2002. If these efforts are not successful, the Company may be required to write down up to $2,452,000 in remaining net inventory.

        The Company has general liability, product liability and workers' compensation insurance programs. Insurance coverage under these programs are subject to policy deductibles for which the Company is at risk for losses. The actual settlements or other resolution of claims under these insurance programs may differ from estimated reserves, but the possible range of loss in excess of those accrued is not reasonably estimable. Based upon currently available information, management does not believe that resolution of any pending insurance claims will have a material adverse effect on the Company's financial condition, results of operations or liquidity although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period and ultimately could affect the Company's insurance premiums or its ability to obtain insurance coverage.

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

        The Company has a $60,000,000 revolving bank credit facility that expires in November 2004. Borrowings under the facility are limited to borrowing base calculations based upon eligible accounts receivable and inventory balances. The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $10,000,000. At September 30, 2002, there were $7,227,000 in borrowings and $4,883,000 in letters of credit outstanding under the credit facility with $22,043,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

        The Company's Canadian subsidiary has a CDN. $11,000,000 revolving bank line of credit facility, increasing by CDN. $1,000,000 for certain months of the year, a forward exchange contract facility of up to CDN. $2,000,000 and a letter of credit facility of up to CDN. $500,000. Borrowings under the facility are due on demand. At September 30, 2002, there were no borrowings or letters of credit outstanding under the credit facility and CDN. $4,744,000 (US $3,046,000) of borrowing availability remaining under borrowing base limitations of the credit facility.

        On October 22, 2001, the Company entered into a real estate financing agreement with a bank and mortgaged its four U.S. manufacturing facilities to secure four promissory notes totaling $20,590,000. The notes bear interest at LIBOR (London Interbank Offered Rate) plus 150 to 250 basis points per annum. The notes require monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008. The balance outstanding at September 30, 2002 was $19,835,000.

        On December 21, 2001, the Company entered into a $15,000,000 equipment financing agreement with a bank. Initial borrowings under the agreement of $10,290,000 were funded on December 28, 2001 and are evidenced by two term notes secured by specific machinery and equipment located at the Company's manufacturing facilities. The notes require quarterly payments of $514,500 plus accrued interest beginning on April 1, 2002 with all unpaid principal balances and accrued interest due on January 1, 2007. The balance outstanding at September 30, 2002 was $9,261,000. In January 2002, the Company entered into interest rate swap agreements that effectively convert the variable rate interest on the $10,290,000 promissory notes payable to a fixed rate of 6.73 percent. The interest rate swap expires on January 1, 2007. Interest differentials to be paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related period that the debt is outstanding. In fourth quarter 2002, the Company borrowed an additional $4,500,000 under the facility evidenced by two term notes secured by specific machinery and equipment located at the Company's manufacturing facilities. The notes require quarterly payments of $225,000 beginning on December 29, 2002 with all unpaid principal balances and accrued interest due on September 30, 2007. No additional amounts can be borrowed under this facility.

        The Company's revolving credit facilities and mortgage notes payable require it or its subsidiaries to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, dividend payments, consolidated net worth, interest coverage, fixed charge coverage, capital expenditures and the relationship of the Company's total consolidated indebtedness to its earnings before interest, taxes, depreciation and amortization. A security interest in substantially all of the Company's assets was granted as collateral to the lenders under the credit agreements. To the extent that the Company is not able to comply with the financial covenants, it may be unable to borrow additional amounts and outstanding amounts may become due on an accelerated basis, which would adversely affect the Company's liquidity.

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

        As of September 30, 2002, there were no material changes in the Company's contractual cash obligations and other commercial commitments from that disclosed in its Annual Report on Form 10-K for the year ended December 31, 2001. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition and Liquidity" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Other Matters

Accounting Pronouncements

        In July 2002, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect that adoption of this standard will have a material effect on the Company's consolidated results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 61, Amendment of FASB No. 13, and Technical Corrections." This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement related to extinguishment of debt become effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement related to lease modifications are effective for transactions occurring after May 15, 2002. Management does not expect that adoption of this standard will have a material effect on the Company's consolidated results of operations or financial position.

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

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002. In accordance with SFAS No. 142, Water Pik Technologies identified two reporting units, the Personal Health Care segment and the Pool Products and Heating Systems segment, which constitute components of its business that include goodwill. The Company completed the first step of the transitional goodwill impairment test as of January 1, 2002 and has determined that the fair value of each of the reporting units exceeded the reporting unit's carrying amount, and no impairment was indicated. Had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented, the Company's net income and net income per share for the three months and nine months ended September 30, 2001 would have increased $343,000 and $0.03, and $982,000 and $0.09, respectively.

        In the fourth quarter 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue 00-14, "Accounting for Certain Sales Incentives," and EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," resulting in the reclassification of certain customer promotional payments and cooperative advertising arrangements from selling expenses to a reduction in sales. Sales and selling expenses for all prior periods were restated to conform to this presentation. This reclassification resulted in a decrease in sales and selling expenses of $1,653,000 and $4,763,000 for the three months and nine months ended September 30, 2001. These reclassifications had no effect on reported operating profit.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001. There has been no significant change in the nature or amount of market risk since year-end.

ITEM 4—CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, the Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II—OTHER INFORMATION

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits—
4.1	Revolving Line of Credit Facility dated June 14, 2002, and executed on September 9, 2002, between Water Pik Technologies Canada, Inc. and BNP Paribas (Canada), as amended.
4.2	Moveable Hypothec dated September 9, 2002, between Water Pik Technologies Canada, Inc. and BNP Paribas (Canada).
4.3	Security Relating to Commercial Insurance dated September 9, 2002, between Water Pik Technologies Canada, Inc. and BNP Paribas (Canada).
4.4
Amendment and Consent Agreement dated September 20, 2002, to the Restated Credit Agreement dated as of November 29, 1999, as amended, between Water Pik, Inc. and Laars, Inc., the Guarantors and Lenders named therein, and the JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as Agent for the Lenders.
4.5	Note and Security Agreement dated September 30, 2002, by Laars, Inc. in favor of Banc of America Leasing & Capital, LLC.
4.6	Note and Security Agreement dated September 30, 2002, by Water Pik, Inc. in favor of Banc of America Leasing & Capital, LLC.
4.7	Form of Guaranty dated September 30, 2002, by Laars, Inc., Water Pik, Inc. and Water Pik Technologies, Inc. in favor of Banc of America Leasing & Capital, LLC.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K Filed in the third quarter of 2002—

          The Company filed no reports on Form 8-K during the quarter ended September 30, 2002 and through the date of this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER PIK TECHNOLOGIES, INC.
Date: November 13, 2002	By:	/s/ Michael P. Hoopis Michael P. Hoopis President and Chief Executive Officer

Date: November 13, 2002	By:	/s/ Victor C. Streufert Victor C. Streufert Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

WATER PIK TECHNOLOGIES, INC.

CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

        I, Michael P. Hoopis, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Water Pik Technologies, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Michael P. Hoopis Michael P. Hoopis Chief Executive Officer

CERTIFICATION

        I, Victor C. Streufert, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Water Pik Technologies, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Victor C. Streufert Victor C. Streufert Chief Financial Officer

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
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4—CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
WATER PIK TECHNOLOGIES, INC. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002