Form 10-K
period 2002-12-31
WATER PIK TECHNOLOGIES INC
filed 2003-03-14
CIK 1094286

QuickLinks -- Click here to rapidly navigate through this document

Securities and Exchange Commission Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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
☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
☒ Yes    ☐ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $155,666,746, based on the closing sale price of the Common Stock of $12.51 as reported by the New York Stock Exchange. Shares of voting stock known by the registrant to be beneficially owned by executive officers or directors of the registrant are not included in the computation; however, shares of voting stock reported to be beneficially owned by holders of 5 percent or more of the voting stock are included in the computation. The registrant has made no determination whether any such persons are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

The number of shares of Common Stock outstanding as of March 7, 2003 was 12,465,862 shares.

Documents incorporated by reference:

Part III of this Report incorporates by reference selected portions of the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders scheduled to be held on April 24, 2003, which will be filed by the Company within 120 days after December 31, 2002.

PART I

Item 1 Business

Overview

Water Pik Technologies, Inc. (the "Company," "Water Pik Technologies," "we," "our," or "us") was incorporated in Delaware on August 23, 1999. Our principal executive offices are located at 23 Corporate Plaza, Suite 246, Newport Beach, California 92660 (telephone number 949-719-3700). Water Pik Technologies was formed as a result of the spin-off of the consumer products segment of Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated ("ATI"), which included the operations of the Teledyne Water Pik division and the Teledyne Laars division, both with operations in the U.S. and Canada. On November 29, 1999, Water Pik Technologies became an independent public company when ATI distributed all of the common stock of Water Pik Technologies to the stockholders of ATI in a tax-free transaction (the "spin-off").

As used herein, references to the Company together with its consolidated subsidiaries include the historical results and activities of the business and operations transferred to the Company in the spin-off unless the context otherwise indicates. Water Pik Technologies is a leader in designing, manufacturing and marketing a broad range of well-recognized personal health care products, swimming pool products and water-heating products. Water Pik Technologies operates in two business segments – the Personal Health Care segment and the Pool Products and Heating Systems segment.

We compete in several distinct product categories, including:

•
Water Pik® showerheads
•
Water Pik® oral health products
•
Water Pik® and Instapure® water filtration products
•
Waterpik™ personal stress relief products
•
Laars® and Jandy® pool and spa heaters, and Jandy® controls, valves, pumps, filters and water features
•
Water Pik™ and Jandy® pool and spa accessories, including cleaning and maintenance supplies, white goods, ladders, solar reels, floating lounges, pool toys and games
•
Laars® residential and commercial boilers and water-heating products

We have manufactured personal health care products for over 40 years. We have manufactured water-heating products for over 50 years and pool equipment for over 30 years.

An extensive distribution network allows us to distribute our products across various distribution channels to reach a greater number of consumers and distributors. We manufacture and distribute products principally through seven facilities located in the United States and Canada. Sales in fiscal years 2002, 2001 and 2000 were $281.8 million, $281.7 million, and $288.2 million, respectively.

In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment. The Ozone product line includes the Aquia® home sanitizing product introduced in September 2001. We expect that disposition through the sale of the Ozone product line will be completed by December 2003. Discussions and amounts herein for all years presented relate to continuing operations only unless otherwise noted. See Note 14 to the consolidated financial statements for further discussion on discontinued operations. See also Management's Discussion and Analysis of Financial Condition and Results of Operations.

We operate on a 52- or 53- week fiscal year ending on the last Sunday closest to December 31. Our public filings are available on our web site at http://www.waterpik.com and may also be obtained through the Securities and Exchange Commission ("SEC") at its web site at http://www.sec.gov.

Industry Overview

We believe that we can take advantage of current market and industry trends for the Personal Health Care segment and the Pool Products and Heating Systems segment, such as:

•
demographic trends reflecting the aging of the U.S. population;
•
an increased emphasis on a personal health care lifestyle;
•
an increased emphasis on spending time at home or "cocooning;" and
•
an increased use of the backyard for outdoor living, recreation and relaxation.

The U.S. population consists of approximately 77 million "baby boomers" ranging from 39 to 57 years of age. These consumers wish to remain active and seek personal health care products to maintain a high quality of life. Moreover, "baby boomers" typically have more discretionary income, which they are more likely to spend on home remodeling projects, including projects to improve their backyards, pools and spas. In addition, many consumers now view the backyard as an extension of their indoor living environment and are improving backyards as they would the interiors of their homes.

Our products complement these existing trends and provide us with the opportunity to expand our product offerings to satisfy consumers' current and emerging preferences. We believe that these trends will continue, and that Water Pik Technologies, with its strong brand name recognition and extensive product offerings, is well positioned to be a market leader in this evolving marketplace.

2    Water Pik Technologies, Inc.

Competitive Strengths

We are a strong competitor for the following reasons:

• Strong Brand Names. Over many years, we have developed an extensive portfolio of company-owned brand names. These strong brand names include Water Pik® personal health care products, Jandy® pool and spa heaters, electronic controls, valves, pumps, filters and water features and Laars® water-heating products. As consumers turn more and more to brand name merchandise to validate their product purchase decisions, we believe that our strong brand names will provide the platform for future growth and will enable us to expand our product offerings into new and existing product categories and channels of distribution.

• Reputation for Innovative Products. We have a strong history of innovative product development with our Water Pik® personal health care products, Jandy® pool and spa products and Laars® water-heating products. We have developed and introduced many products which are considered the first of their kind and that resulted in the formation of new markets, such as: the Water Pik® oral irrigator; The Original Shower Massage® showerhead; the Instapure® end-of-faucet water filter; the Laars® swimming pool heater; the Jandy® automatic swimming pool cleaner; and the Jandy® AquaLink® electronic swimming pool control system. In response to changing consumer preferences, we continue to develop and introduce new and innovative products such as the Cascadia® drenching showerhead, the New Visions® showerheads, the Waterpik® flosser, the Laars® Hi-E2® high efficiency swimming pool heater and the Endurance™ modulating residential boiler. We have received numerous awards for our product design, innovation and quality.

• Extensive Distribution Network. We distribute our products through more than 45,000 retail and wholesale outlets in North America, which allows us to reach a greater number of consumers and distributors than many of our competitors. Our personal health care products are distributed directly to consumers through mass merchandisers, home centers, drug stores and cooperative hardware chains. Our pool and water-heating products are sold through various channels of distribution, including pool wholesalers, pool builders and a network of plumbing and heating, ventilation and air conditioning ("HVAC") wholesalers, as well as retailers and service companies. We believe that this distribution network will allow us to quickly realize desired sales volumes for new products as they are brought to market.

• Proven Manufacturing Capabilities. We have proven skills in transitioning the product development process into high quality, lower cost manufacturing, utilizing our own facilities as well as global sourcing. We are skilled in production manufacturing processes, including plastic injection molding, metal processing, final assembly and testing, logistics and customer fulfillment. We utilize lean manufacturing techniques in our global manufacturing facilities to improve product quality, reduce product cost, and reduce working capital requirements in inventory, plant square footage and capital expenditures while achieving high customer product fulfillment satisfaction.

• Experienced Management Team. We have an experienced management team with expertise in a variety of disciplines. Our President and Chief Executive Officer has over 25 years experience in the manufacturing, distribution and marketing of a wide variety of consumer products. Collectively, our senior management team has a broad range of experience in marketing and merchandising, financial management and acquisitions, and multinational production and distribution.

Business Strategy

Our vision is to create a growth-oriented consumer products company that capitalizes on our well-recognized brand names and develops innovative products that provide outstanding value to our customers as follows:

• Introduction of Innovative New Products. We intend to continue the development and introduction of new and innovative products to achieve our growth objectives. Our success in product development will continue to be driven by consumer and commercial needs, market trends and the vulnerability of our competitors. We intend to sharpen our focus on the regular development of new products and extensions to the existing product lines. These developments may range from significant new product functions or features to innovative design changes to satisfy changing consumer preferences. We intend to increase the flexibility of our design and manufacturing processes to enhance our ability to be responsive to consumer preferences and to enable us to introduce new products and product extensions with shorter development cycles than our competitors.

• Broaden Product Offerings. We also intend to increase served markets by offering related new products and product extensions. We market a variety of personal health care, pool and water-heating system products that enable us to offer our customers and distributors a single source for a wide range of products. We have continually increased the number of our product offerings and intend to continue to regularly introduce new products. The wide array of products allows us to provide category management for our retail customers and one-stop shopping capability for our wholesale and contractor customers.

• Leverage Strong Brand Name Recognition. We believe that our strong Water Pik®, Jandy® and Laars® brand names will allow us to more rapidly market and sell new products. The strength of these brand names provides new products with consumer credibility and acceptance. By building on our brand names, we expect to increase market share, expand our

Water Pik Technologies, Inc.    3

product offerings, enhance consumer brand loyalty and expand our distribution channels.

• Capitalize Upon Existing Distribution Channels. As we continue the introduction of innovative new products and broaden our product offerings, we anticipate being able to rapidly offer these products to existing retail and wholesale distribution channels through our well-established distribution network. We believe that we can utilize all of our distribution channels to effectively distribute more of our product lines to allow us to reach a greater number of consumers and distributors. We believe that we also will have an opportunity to capitalize on our distribution strengths in specific product segments by cross-selling other products into those channels of distribution. For example, some Water Pik® products have the potential to be sold through wholesale and construction distribution channels that currently sell Jandy® and Laars® products.

• Utilize Proven Manufacturing Capabilities to Become a Lower Cost Producer. We believe that we can more fully utilize proven manufacturing capabilities to add more value to our customers through continuous improvements in product quality, cost reductions and product delivery. We are in the process of fully integrating state-of-the-art production techniques throughout our business in order to reduce our total product cycle time and reduce our total product cost, using a "quality first" discipline in everything we do. We also are in the process of integrating and streamlining our manufacturing capabilities and facilities when and where appropriate to lower our costs and improve delivery performance. We intend to continue to look for innovative ways to become a lower cost manufacturer, including outsourcing manufacturing to overseas suppliers. We believe that achieving world-class capabilities will provide us with a dynamic structure of high product quality, lower product cost and an efficient product delivery system as we strive to continuously exceed our customers' requirements.

• Leverage Customer Service Capabilities. We intend to satisfy our customers' expectations and enhance our sales and profitability by leveraging our customer service capabilities in product delivery and after-sales service. We intend to continue to improve our on-time product delivery shipments with our state-of-the-art production initiatives; establish a one-stop, closed loop communication and response system for technical after-sales service; and regularly update our customers' sales and technical service representatives with training programs and new tools, hardware and software.

• Pursue Selected Acquisitions and Strategic Alliances. We may pursue selected acquisitions and strategic alliances that complement and expand our existing product lines and business. Specifically, we will seek acquisitions that provide us with:

  •
  broader product offerings;
  •
  access to product innovation and unique product design capabilities;
  •
  access to advanced manufacturing processes;
  •
  lower cost manufacturing capabilities;
  •
  new and efficient distribution channels; and
  •
  increased access to product categories, markets and industries that are experiencing rapid consolidation.

Business Segments

See Note 15 to the consolidated financial statements for financial information by reportable segment and by geographical area. Information related to business acquisitions is set forth in Note 13 to the consolidated financial statements. See also Management's Discussion and Analysis of Financial Condition and Results of Operations.

PERSONAL HEALTH CARE

The Personal Health Care segment designs, manufactures and markets showerheads, oral health products, water filtration products and personal stress relief products which are sold primarily under the Water Pik® brand name.

Showerheads.    Through the development and production of pulsating showerheads, we became recognized as an industry leader for personal health care products. We developed The Original Shower Massage® product line, the first massaging showerhead. The Original Shower Massage® showerhead has been redesigned and refined as consumer preferences have changed. The Flexible Shower Massage®, an award winning showerhead that adjusts to a wide variety of positions and height settings, was based on The Original Shower Massage®. We continue to refine and develop innovations to The Original Shower Massage® product line. In May 2001, we incorporated patented technology into new drenching showerheads with luxurious styling: the Cascadia® and AquaFall® lines of showerhead products. Cascadia® has become the best selling drenching showerhead. In August 2001, we launched New Visions®, a complete line upgrade of our core pulsating showerheads. The new line provides the features, styles and price points demanded by the marketplace as well as the opportunity to expand the showerhead product offering with retailers across the country. In September 2002, we launched the Full-Body Shower Panel™, an affordable and easy-to-install product offering a spa-like shower experience.

Our showerhead products are marketed under the following product names:

Super Saver® showerheads
The Original Shower Massage® showerhead
The Adjustable Shower Massage™ showerhead
The Flexible Shower Massage® showerhead
Misting Massage® showerhead
Water Massage® showerhead
Water Pik® shower filter

4    Water Pik Technologies, Inc.

AquaFall® showerhead
Cascadia® showerhead
New Visions® showerheads, including Grace®, Avante'™, Charleston® and Linea®
Full-Body Shower Panel™
Medallion™ showerhead

Oral Health Products.    We manufacture a complete line of consumer and professional oral health care devices. In 1962, we developed and introduced the original Water Pik® oral irrigator. Our consumer oral health products are designed to reduce plaque, stains and gingivitis with many of the products accepted by the American Dental Association. Products include personal and family Water Pik® dental systems and the SenSonic® plaque removal instrument, an electronic toothbrush that generates 30,000 sonic brush strokes per minute. In September 2002, we introduced the SynchroSonic™ plaque remover, an advanced action sonic toothbrush with dual motors. In January 2003, we relaunched the Vibe™ toothbrush, a low cost disposable toothbrush that provides a step-up performance alternative to manual toothbrushes.

The oral health care products are marketed under the following product names:

Waterpik® flosser
Water Pik® professional oral irrigator
Water Pik® personal oral irrigator
Water Pik® family oral irrigator
Water Pik® travel oral irrigator
Waterpik Plus® plaque control system
SenSonic® plaque removal instrument
SenSonic® ADVANCED plaque removal instrument
SenSonic Plus® plaque control system
Water Pik® Vibe™ toothbrush
Water Pik® SynchroSonic™ toothbrush

We also manufacture and market a broad range of professional dental products. We currently market over 600 products that are distributed in over 60 countries for use by dental professionals. Professional dental products include articulators and accessories, prophy cups and angles, radiographic positioning devices, condylar recording systems and laboratory products.

Water Filtration Products.    We manufacture and market a full line of point-of-use water filtration products for consumers. We developed the first end-of-faucet water filter in the mid-1970's. Our water filtration products range from a convenient faucet-mount product to a high performance in-line product. The high performance water filtration products are designed to reduce lead, chlorine, pesticides, cryptosporidium and giardia cysts, asbestos, sediment, bad taste and odors to provide consumers with healthier, better tasting water.

The water filtration products are marketed under the following product names:

Water Pik® electronic faucet filter
Water Pik® faucet filter
Water Pik® undersink water filter
Water Pik® wholehouse water filter
Water Pik® compact water filter
Water Pik® dual process undersink water filter
Water Pik® water filter canister kit
Water Pik® Instapure® filtration systems

Personal Stress Relief Products.    In 2001, we introduced a new line of personal stress relief products. The Foot Retreat Spa®, launched in July 2001, provided the foundation for the launch of additional new products in this category. In July 2002, we extended our foot spa product offering with the launch of the Pedicure foot spa and Sport foot spa. In July 2002, we launched the AccuReach™ precision massager with a unique design that allows for an effortless, pinpoint massage experience.

The personal stress relief products are marketed under the following product names:

Waterpik® Foot Retreat Spa®
Waterpik™ AccuReach™ precision massager
Waterpik™ Pedicure Spa™
Waterpik™ Sport Spa™

POOL PRODUCTS AND HEATING SYSTEMS

The Pool Products and Heating Systems segment designs, manufactures and markets pool and spa heaters, controls, valves, pumps, filters and water features and residential and commercial water-heating systems.

Pool and Spa Products.    We are a leader in the design, manufacture and marketing of swimming pool and spa equipment, which is sold primarily under the Jandy® and Laars® brand names. Our pool and spa products include:

•
a wide range of swimming pool and spa heaters;
•
technologically advanced electronic controls to automate all functions of swimming pools, spas and water effects;
•
automatic pool cleaners;
•
an extensive line of swimming pool and spa plumbing products, such as 3-way diverter valves, check valves, ball valves, backwash valves and valve actuators;
•
a comprehensive line of water features such as waterfalls, rock falls, fountains and decorative pool accents;
•
a line of swimming pool pumps and filters; and
•
pool and spa accessories, including cleaning and maintenance supplies, white goods, ladders, solar reels, floating lounges, pool toys and games.

Water Pik Technologies, Inc.    5

These products are marketed under the following brand names:

PRODUCT CATEGORY	BRAND NAME

Pool Heaters	Laars Lite®, Laars LX®, Laars® LT, Laars® HotShot®, Chaleur®
High-Efficiency Pool Heater	Laars® Hi-E2®
Oil Pool Heater	Laars® XL-3®
Commercial Pool Heater	Laars® AP™
Electronic Controls	Jandy® AquaLink® RS control system
Valves	Jandy® valve, Jandy® NeverLube® valve, Jandy® 3-way valve
Valve Actuator	Jandy® valve actuators
Automatic Pool Cleaner	Jandy® RayVac®
Water Features	Jandy® Sheer Descent®, Aqua Accents™
Pumps and Filters	Jandy® pump, Jandy® filter
Maintenance Equipment and Accessories	Olympic™ (in Canada), Water Pik™, Jandy®

We are a leading manufacturer and marketer of swimming pool and spa heaters, including natural gas-, propane- and oil-fired residential and commercial pool heaters. We manufacture both standard efficiency (82 percent) and high efficiency (95 percent) heaters.

In 1996, we acquired Jandy, one of the leading producers of electronic control systems, automatic valves, automatic cleaners and other water features for the swimming pool and spa industries. Jandy® electronic pool and spa controls are recognized as some of the highest quality, most technologically advanced and innovative products in the pool and spa industry. We produce a wide array of electronic control systems ranging from basic systems which adjust only one or two functions to sophisticated systems that completely automate a pool, spa, lighting, pumps, filters, water features and landscape features.

Jandy developed one of the first automatic pool cleaners. In addition, we manufacture valves and valve actuators which automate pool and spa plumbing to switch water circulation between pool and spa, control spa overflow, drain water and control fountains, waterfalls, pumps, filters and other water features. Jandy® valves and valve actuators also are used by original equipment manufacturers for many automation applications.

We also offer a complete line of water features to enhance pool construction, which produce a range of water effects, including the Sheer Descent®, Sheer Arc™, Sheer Curtain™ and Sheer Rain™ waterfalls; and the Aqua Accents™.

In August 1999, we acquired substantially all the assets of Olympic ("Olympic"), which does business in Canada as Olympic™ Pool Accessories. Olympic manufactures and distributes cleaning and maintenance supplies, white goods, ladders, solar reels, floating lounges and pool toys and games. The acquisition of Olympic complements our existing pool and spa products. These pool accessories are being distributed in the U.S. and Europe under the Water Pik® and Jandy® brand names.

Water-Heating Systems.    We produce a comprehensive line of Laars® brand water-heating systems for commercial and residential applications. In August 1998, we acquired substantially all the assets of Trianco Heatmaker, Inc. ("Trianco"), a manufacturer of high efficiency, sealed combustion gas and oil fuel boilers and water-heating products, to enhance our capabilities in commercial and residential heating systems.

These products are marketed under the following brand names:

PRODUCT CATEGORY	BRAND NAME

Commercial Boilers and Water Heaters	Laars® Mighty Therm®, Laars® Mighty Max®, Laars® Mighty Stack® Laars® Rheos™, Laars® Pennant™
Residential Boiler	Laars® Mini-Therm®
Residential Combination Boiler	Laars® Mini- Combo®
High-Efficiency Boilers	Laars® CB™, Laars® Summit®, Laars® Endurance™
Oil Boilers	Laars® Max™, Laars® Newport™, Laars® Horizon™

6    Water Pik Technologies, Inc.

We have manufactured gas water-heating products for over 50 years, and have expanded our product line to include residential oil boilers and high efficiency boilers and water heaters for residential and commercial heating applications. These products include:

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
•
Newport™ oil boiler;
•
MAX™ oil boiler; and
•
Laars® Rheos™ boiler.

In January 1999, we launched an innovative residential gas boiler, the Laars® Endurance™ boiler, which is fully modulating to match a home's changing heat load and is designed to provide homeowners with precise temperature control throughout the home while reducing energy consumption. The Endurance™ boiler is the first modulating residential boiler manufactured and distributed in North America. In 2002, we launched the Laars® Rheos™ boiler, a high-efficiency, modulating commercial boiler of industrial quality at a competitive price.

Sales, Marketing and Distribution

We sell our products using a combination of inside sales representatives, manufacturers' representatives and distributors. This provides a broad distribution network that allows us to efficiently distribute our products across a number of distribution channels to reach a greater number of consumers and distributors than many of our competitors.

International sales are primarily to Canada, Japan and Europe and accounted for 16 percent of our total sales in 2002. Approximately 58 percent of our international sales were in Canada.

PERSONAL HEALTH CARE

Water Pik® showerheads are marketed to consumers through mass merchandisers and home centers such as Wal-Mart, Target, Home Depot, Lowe's and Bed Bath & Beyond.

Water Pik® consumer oral health products are marketed to consumers through mass merchandisers and drug stores such as Wal-Mart, Target, Walgreens, Eckerds and CVS.

Professional dental products are marketed under the Denar®, Getz® and Hanau® brands through professional dental supply dealers.

Water Pik® and Instapure® water filtration products are sold to consumers through mass merchandisers, home centers, drug stores and cooperative hardware chains.

Water Pik® personal stress relief products are marketed to consumers through mass merchandisers such as Wal-Mart and Target.

Professional dental products and select showerheads, consumer oral health products and personal stress relief products, as well as replacement parts, also may be purchased on-line from our web site at http://www.waterpik.com. The web site also offers product information literature, including instructions for product use and service advice and the locations of retail outlets carrying Water Pik® products.

POOL PRODUCTS AND HEATING SYSTEMS

The Jandy® and Laars® swimming pool and spa equipment products are sold through an international network of wholesale distributors, contractors, retailers and service companies. Laars® water-heating systems are sold through a network of sales representatives and plumbing and HVAC wholesalers in the United States, Canada and internationally.

Competition

We compete with domestic and international companies. Competition is based on price, quality, service, product features, product innovation, marketing and distribution. Our success depends on our ability to introduce innovative products before our competitors and to design, manufacture and market a broad range of reliable products that incorporate technological innovations and that satisfy current consumer trends. Among the most significant competitors are larger companies that may have greater financial and technical resources than we do.

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

Competitors in pool products include companies such as Pentair, Inc., which includes Pentair Pool Products®, Wisconsin Energy Corporation, which manufactures Sta-Rite® products, Rheem Manufacturing Company, which manufactures Raypak® products and Hayward Industries, Inc., which manufactures Hayward® products. Competitors in water-heating products include companies such as SPX Corporation, whose subsidiary Weil-McLain manufactures boilers, Burnham

Water Pik Technologies, Inc.    7

Corporation, which manufactures boilers and water heaters, and A.O. Smith Corporation, which manufactures boilers and water heaters.

Research and Product Development

We support research and product development through both our marketing and engineering departments. The marketing team, together with outside consultants, researches both demographics and lifestyle trends to identify product concepts related to unmet consumer and commercial customer needs. Product concepts are then expressed in engineering prototypes in the first stage of new product development. Research continues as product concepts evolve through interaction with consumer focus groups. At any point in time, we generally have products in various stages of development. Our research and product development expenditures were approximately $8,341,000, $6,838,000 and $7,306,000 in 2002, 2001 and 2000, respectively.

We develop and introduce new products and categories targeted toward capitalizing on emerging consumer trends, such as the AquaFall® and Cascadia® drenching showerheads, the Water Pik® Vibe™ toothbrush, the New Visions® showerheads, the Waterpik® Foot Retreat Spa®, the Waterpik™ AccuReach™ precision massager, the Jandy® AquaLink® RS control system, the Laars® Hotshot®, an above-ground pool and spa heater, the Jandy® pumps, the Jandy® filters, the Laars® Summit®, a high-efficiency, modulating commercial boiler and water heater, and the Laars® Rheos™ commercial boiler. Research and product development efforts also focus on continuing to develop improved and innovative products that meet increasing energy efficiency performance requirements and stricter environmental regulations. We also regularly conduct clinical research to validate the safety and effectiveness of our consumer and professional oral health products. Our research and development efforts have resulted in numerous awards for design and innovation.

Manufacturing and Materials

Our manufacturing operations consist of manufacturing finished products from components and subassemblies that we either produce or acquire from a wide range of vendors. An increasing percentage of our products and components are manufactured by third-party original equipment manufacturers. While global sourcing has reduced overall product costs, it has also resulted in increased complexity in supply chain management, requiring a greater working capital investment.

We utilize two primary methods of fulfilling demand for products: building products to a demand forecast and building products to a customer order. In building products to a demand forecast, capabilities are employed to maximize manufacturing efficiencies by producing high volumes of basic product configurations. Building products to a customer order permits configuration of units to the particular specific customization requirements of the customer. Both methods are designed to generate cost efficiencies and high customer fill rates and on-time delivery relating to just-in-time manufacturing, inventory management and distribution practices.

We believe that there are a sufficient number of suppliers for most of our raw materials, components and subassemblies. A small number of raw materials and components, however, are purchased from single sources due to technology, availability, price, quality or other considerations. Order lead times and cancellation requirements vary by supplier and component. Key components and processes currently obtained from single sources include certain electrical components. In addition, newly introduced products may initially utilize custom components obtained from only one source until we have evaluated the need for additional suppliers.

Like other participants in the manufacturing industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders released to position the supplier to support our requirements for periods averaging 90 to 180 days. From time to time we have experienced price increases and limited availability of certain components that are not available from multiple sources. At times, we have been constrained by raw materials and components availability in meeting product orders and future constraints could have an adverse effect on our operating results. On occasion, we acquire raw materials and components inventory in anticipation of supply constraints. A restoration of raw materials and components availability and resulting decline in raw materials and components pricing more quickly than anticipated could have an adverse effect on our operating results.

Patents and Trademarks

Our subsidiaries hold a number of patents registered in the U.S., Canada and other countries. Our subsidiaries also hold the exclusive rights with respect to certain technology included in their products. We rely primarily upon a combination of trademark, copyright, know-how, trade secrets, proprietary information, patents, licenses and contractual restrictions to protect our intellectual property rights. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the steps taken to protect our intellectual property rights will be adequate to prevent misappropriation of our technology or the independent development of similar technology by others. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.

Seasonality

Our business is highly seasonal, with operating results varying from quarter to quarter. The Personal Health Care segment

8    Water Pik Technologies, Inc.

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

Backlog

Backlog consists of firm orders for our products that are generally shipped within the next year. Backlog was $11,113,000, and $10,114,000 as of December 31, 2002 and 2001, respectively.

Employees

Our work force consists of approximately 1,500 employees. We are not a party to a collective bargaining agreement with respect to any of our employees. We consider our relations with our employees to be good.

Available Information

Our Internet address is http://www.waterpik.com. We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

Water Pik Technologies, Inc.    9

Executive Officers

Executive Officers of Water Pik Technologies, Inc. are as follows:

NAME, OFFICE AND POSITION	AGE

Michael P. Hoopis, President and Chief Executive Officer	52
Robert A. Shortt, Executive Vice President, Sales, Marketing and Business Development	41
Victor C. Streufert, Vice President, Finance, Chief Financial Officer and Treasurer	45
Richard P. Bisson, Vice President, Operations	43
Robert J. Rasp, General Manager, Pool Products and Heating Systems	44
Theresa Hope-Reese, Vice President, Human Resources	45
Richard D. Tipton, Vice President, General Counsel and Secretary	46

Set forth below are the business backgrounds for the past five years of our executive officers:

Michael P. Hoopis has been President and Chief Executive Officer since August 1999, when Water Pik Technologies, Inc. was incorporated in anticipation of the spin-off from Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated ("ATI"). From October 1998 to August 1999, Mr. Hoopis was President and Chief Executive Officer of the Consumer Products Division of ATI. Prior to that time, Mr. Hoopis was affiliated with The Black & Decker Corporation in various executive positions, including as President, Worldwide Household Products, and as Executive Vice President from 1996 to 1998; President, Price Pfister, Inc. from 1992 to 1996; President, Kwikset Corporation from 1991 to 1992; and Vice President of Manufacturing, U.S. Household Products from 1989 to 1991. Mr. Hoopis was President of the Stiffel Company from 1986 to 1989, and he held various marketing, manufacturing and engineering positions with other corporations. Mr. Hoopis is a Director of Meade Instruments Corp., a designer and distributor of telescopes and related accessories.

Robert A. Shortt has been Executive Vice President, Sales, Marketing and Business Development of Water Pik Technologies, Inc. since August 1999. From July 1999 to August 1999, Mr. Shortt was Vice President, Sales, Marketing and Business Development of the Consumer Products Division of ATI. From 1996 to 1999, Mr. Shortt was Vice President, Marketing and Merchandising of CSK Auto Corp., an automotive parts and accessories retailer. From 1995 to 1996, Mr. Shortt was Vice President, Marketing of Price Pfister, Inc., a division of The Black & Decker Corporation, and from 1990 to 1995, Mr. Shortt was Vice President of Kwikset Corporation, a division of The Black & Decker Corporation.

Victor C. Streufert has been Vice President, Finance, Chief Financial Officer and Treasurer of Water Pik Technologies, Inc. since August 1999. From July 1999 to August 1999, Mr. Streufert was Vice President, Finance and Chief Financial Officer of the Consumer Products Division of ATI. Prior to that time, from 1996 to 1998, Mr. Streufert was Senior Vice President, Finance and Administration and Chief Financial Officer of National Telephone Communications, Inc. From 1995 to 1996, Mr. Streufert was Vice President, Finance and Chief Financial Officer of Pyxis Corporation, a health care technology and service company, and from 1989 to 1995, Mr. Streufert was Executive Vice President, Chief Financial Officer of American Health Properties Inc.

Richard P. Bisson has been Vice President, Operations of Water Pik Technologies, Inc. since August 1999. From July 1999 to August 1999, Mr. Bisson was Vice President, Operations of the Consumer Products Division of ATI. From January 1999 to July 1999, Mr. Bisson was a Consultant to the Chairman and Chief Executive Officer of Eldor Corporation, a producer of transformers for consumer and automotive markets. From 1996 to January 1999, Mr. Bisson was Managing Director of Gilardoni S.p.A., a supplier of products, components and services in medical, security and non-destructive testing industries. From 1990 to 1996, Mr. Bisson held a variety of positions with Price Pfister, Inc., a division of The Black & Decker Corporation, including Director, Manufacturing and Director, Engineering Services.

Robert J. Rasp has been General Manager, Pool Products and Heating Systems of Water Pik Technologies, Inc. since November 1999. Previously, he was President of Teledyne Laars from 1996 to November 1999 and Vice President, Heating Systems of Laars from 1994 to 1996. Prior to 1994 Mr. Rasp held senior-level management positions with Carrier Corporation and York International Corporation.

Theresa Hope-Reese has been Vice President, Human Resources of Water Pik Technologies, Inc., since January 2000. From 1988 to 1999, Ms. Hope-Reese was Vice President, Human Resources for Varco International, Inc. a manufacturer of oil field equipment. From 1984 to 1988, Ms. Hope-Reese was Regional Human Resources Manager for Getty Synthetic Fuels, a Division of Air Products and Chemicals, Inc. Prior to that she was Human Resources Manager at Data Point Corporation, a manufacturer of local area networks.

Richard D. Tipton has been Vice President, General Counsel and Secretary of Water Pik Technologies, Inc. since

10    Water Pik Technologies, Inc.

March 2000. Prior to that time, from 1999 to 2000, Mr. Tipton was Vice President, General Counsel and Secretary of Data Processing Resources Corporation, an information technology services company. From 1987 to 1998, Mr. Tipton served in various legal executive positions at Chart House Enterprises, Inc., a national restaurant company, including Vice President – Legal Affairs and General Counsel from 1997 to 1998 and Vice President and Associate General Counsel from 1995 to 1997. Prior to 1987, Mr. Tipton engaged in the private practice of law in San Diego, California. He is a member of the California State Bar.

Our executive officers are elected annually following the Annual Meeting of the Stockholders.

Forward – Looking Statements

This report contains disclosures that are forward-looking statements. All statements regarding our expected future financial condition, results of operations, cash flows, dividends, financing plans, business strategy, budgets, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, benefits from new technology, plans and objectives of management for future operations and markets for stock are forward-looking statements. In addition, forward-looking statements include statements in which we use words such as "expect," "believe," "anticipate," "intend," or similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that such expectations will prove to have been correct and actual results may differ materially from those reflected in the forward-looking statements. We do not have any intention or obligation to update forward-looking statements, even if new information, future events or other circumstances make them incorrect or misleading.

Factors that could cause our actual results to differ from the expectations reflected in the forward-looking statements in this document include the following:

We may be unable to successfully enhance our existing products and develop and market enhanced or new products in a timely and cost-effective manner.

Our growth and future success will depend upon our ability to enhance our existing products and to develop and market enhanced or new products in a timely and cost effective manner. We may not be successful in developing or marketing enhanced or new products, and the market may not accept our products. The resulting level of sales of any of our enhanced or new products may not justify the costs associated with their development and marketing. In addition, certain new products require greater testing and governmental agency regulatory approvals than our existing product lines. Such testing and approval processes are designed to determine whether a new product is safe and effective. The process of developing data to support product effectiveness claims and/or applications for regulatory approval is costly and may not ultimately prove to be successful.

We may not have sufficient capital resources to fund planned product line extensions, new product development, capital expenditures and possible acquisitions.

We cannot satisfy all of our planned product line extensions, new product development plans, capital expenditure programs and possible acquisitions without additional capital. While we believe that our working capital and general financing requirements for our existing business can be satisfied from the anticipated cash flow from operations and available borrowings under our credit facilities, we cannot assure that this will continue to be the case. Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including investor perceptions of us, our business and the industries in which we operate, and general economic and market conditions. We may be unable to successfully raise needed capital and the amount of net proceeds that will be available to us may not be sufficient to meet our needs. Even if we are successful in raising capital, it may not be on favorable terms. Failure to successfully raise needed capital on a timely basis or to obtain any needed additional financing on favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

Water Pik Technologies, Inc.    11

and any failure to do so could have a material adverse effect on our business, results of operations and financial condition.

Well-financed competitors could attempt to capture our market share.

The markets in which we operate are highly competitive. We compete with domestic and international companies. Among our most significant competitors are larger companies that have greater financial and technical resources than we do. In our Personal Health Care segment, our competitors include companies such as The Gillette Company, which manufactures Braun® products, The Clorox Company, which manufactures Brita® products, and Procter & Gamble Co., which manufactures PUR® and Crest® products; Colgate-Palmolive Company, which manufactures Actibrush®; Salton, Inc., which manufactures Ultrasonex® products; Masco Corporation, which manufactures Delta® products; Fortune Brands, Inc., which manufactures Moen® products, as well as a number of private companies including Homedics and Conair Corporation, which manufactures Pollenex® products. In our Pool Products and Heating Systems segment, our competitors include companies such as Pentair Pool Products, which includes PacFab, Inc.; Wisconsin Energy Corporation, which manufactures Sta-Rite® products, Rheem Manufacturing Company, which manufactures Raypak® products; Hayward Industries, Inc., which manufactures Hayward® products; SPX Corporation, whose subsidiary Weil-McLain manufactures boilers, Burnham Corporation, which manufactures boilers and water heaters, and A.O. Smith Corporation, which manufactures boilers and water heaters. Because these companies have greater financial and technical resources than we do, they may be willing to commit significant resources to protect their own market shares or to capture market share from us. As a result, we may need to incur greater costs than previously incurred for trade and consumer promotions and advertising to preserve or improve market share, to introduce and establish new products and line extensions and to enhance existing products. At the same time, we may need to undertake additional production-related cost-cutting measures to enable us to respond to competitors' price reductions and marketing efforts without reducing our margins. We cannot assure that we will be able to make such additional expenditures or implement such cost-cutting measures or that, if made or implemented, they will be effective.

We are dependent on certain key customers and the general retail environment and are subject to significant pricing pressures.

Our top ten customers, including the effects of acquisitions as described below, accounted for 44 and 43 percent of our net sales in 2002 and 2001, respectively. SCP Pool Corporation ("SCP"), including Superior Pool Products acquired by SCP in July 2000, Hughes Supply, Inc., acquired by SCP in January 2001, Capitol Pool, acquired by SCP in November 2001 and Fort Wayne Pools, Inc., acquired by SCP in August 2002, The Home Depot, Inc., and Wal-Mart Stores, Inc. were our largest customers, accounting for 15 percent, 7 percent and 6 percent, respectively, of our net sales in 2002 and 16 percent, 6 percent and 6 percent, respectively, of our net sales in 2001. SCP accounted for approximately 25 percent of our accounts receivable as of December 31, 2002.

The loss of, or a substantial decrease in, the volume of purchases by SCP, The Home Depot or Wal-Mart Stores Inc. or any of our other top customers could have a material adverse effect on our business, results of operations and financial condition. Kmart Corporation, one of the top ten customers of our Personal Health Care segment, filed for protection under Chapter 11 of the United States Bankruptcy Code in January 2002, which has adversely affected our business as a result of reduced purchases and greater risk of non-payment of receivables.

We also face pricing pressures from our trade customers. Because of the highly competitive retail environment, retailers have increasingly sought to reduce inventory levels and obtain pricing concessions from vendors. From time to time, we need to reduce the prices for some of our products to respond to competitive and consumer pressures. We are also subject to the risk that high-volume customers could seek alternative pricing concessions or better trade terms. In our Pool Products business, we offer rebate programs and other sales concessions in order to remain competitive, which may erode our profitability.

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

Our business is highly seasonal, with operating results varying from quarter to quarter. Our Personal Health Care segment

12    Water Pik Technologies, Inc.

has historically experienced higher sales in the fourth quarter of each year due to stronger retail demand during the holiday season. Our Pool Products and Heating Systems segment has historically experienced higher sales in the second and fourth quarters of each year as customers purchase such products in preparation for the cooler weather and in anticipation of the warm spring and summer months. In addition, as a result of the seasonality of sales, our Pool Products and Heating Systems segment offers incentive programs and extended payments terms to encourage pool product customers to purchase products generally during the fourth quarter, as is consistent with industry practice. This increases the risk that our customers will build-up excess inventory in response to purchase incentives. In addition, seasonality increases the risk of having insufficient cash to invest in product development at critical times. Poor weather can also have a material adverse impact on sales of pool products.

We are subject to the risks associated with international sales.

During 2002, international sales accounted for approximately 16 percent of our total sales, of which approximately 58 percent were sales made in Canada. We anticipate that future international sales will increase and may account for a more significant percentage of our sales. Risks associated with such increased international sales include:

•
political and economic instability;
•
export controls;
•
changes in legal and regulatory requirements;
•
U.S. and foreign government policy changes affecting the markets for our products; changes in tax laws and tariffs;
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

We are subject to the risks associated with foreign suppliers.

We purchase a significant and growing portion of our Personal Health Care products from foreign suppliers and use foreign suppliers for some Pool Products and Heating Systems products, components and subassemblies as well. These products are primarily produced by contract manufacturers in China and Malaysia and are shipped on ocean vessels to global distribution locations. Among other risks associated with doing business abroad (see international sales risks above), our use of international suppliers causes increased risk to our business due to:

•
increases in transportation costs;
•
import duties;
•
transportation delays;
•
dock workers' strikes;
•
foreign work stoppages; and
•
the need to maintain higher inventory levels at distribution centers in the U.S. to partially offset fluctuations in foreign production and shipping.

Product liability claims, product recalls, rising insurance costs and rising warranty costs could have a material adverse effect on our results of operations and financial condition.

As a manufacturer and distributor of consumer products, product liability claims challenging the safety of our products are periodically asserted against us. While we vigorously defend such claims and the integrity of our products, the cost of defending and resolving claims and the adverse publicity which could result from such claims may have a material adverse effect on our results of operations and financial condition. In addition, the costs associated with defending and resolving our product liability claims, and the overall insurance market in general, has led to an increase in our insurance costs, including our payments of higher premiums and deductibles, which may continue, may ultimately affect our ability to obtain insurance coverage and may have a material adverse effect on our results of operations.

In addition, if the federal Consumer Products Safety Commission or state or local authority requires us to recall or repurchase our products, or if we institute a voluntary recall of our products, the repurchase or recall could be costly to us financially and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that could not be sold. This could have a material adverse effect on our business, results of operations and financial condition. In addition, development of new products creates increased risk of higher warranty claims. We experienced an increase in warranty cost during 2002.

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

Water Pik Technologies, Inc.    13

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

While the tax ruling relating to the qualification of the spin-off as a tax-free distribution within the meaning of Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"), generally is binding on the IRS, the continuing validity of the tax ruling is subject to certain factual representations and assumptions, including certain obligations of Water Pik Technologies continuing for up to approximately three years after the spin-off. If the spin-off were not to qualify as a tax-free distribution within the meaning of Section 355 of the Code, ATI would recognize taxable gain generally equal to the amount by which the fair market value of the Water Pik Technologies Common Stock distributed to ATI's stockholders exceeded the tax basis in our assets. In addition, the distribution of our Common Stock to each ATI stockholder would generally be treated as taxable in an amount equal to the fair market value of the Water Pik Technologies Common Stock they receive. We are responsible for any taxes paid by ATI or its stockholders as a result of the spin-off failing to qualify as a tax-free distribution under the Code. We are not aware of any facts or circumstances that would cause our representations to ATI to become untrue or our indemnity obligations to become due. See also Note 11 to our Financial Statements entitled "Commitments and Contingencies."

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

While we continue to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Other risk factors.

There are numerous other factors, many of which are outside of our control, which could adversely impact our results of operations and financial condition. Such factors include: adverse weather conditions, natural disasters, acts of international or domestic terrorism and international, political and military developments which may, among other things, impair distribution of our products and reduce consumer spending on our products; labor disputes, which could increase costs and disrupt production of our products; changing public and consumer tastes, which could result in lower spending on our products; and legal and regulatory developments that could impact how we operate with respect to environmental activities, safety, protection of intellectual property, importing or exporting of products and other areas.

14    Water Pik Technologies, Inc.

Item 2 Properties

Manufacturing and Facilities

Our principal facilities as of March 7, 2003 are listed below. Five of the eight facilities are owned and, of those owned, the facilities located in the U.S. are pledged as collateral on mortgage notes under our real estate financing agreement. Although the facilities vary in terms of age and condition, we believe that the facilities have been well maintained. Each of the manufacturing facilities conducts manufacturing operations in a relatively autonomous manner, supported by its own manufacturing, assembly and fulfillment areas, quality assurance department, and other support functions. We have instituted quality assurance programs to provide that our products comply with the Consumer Products Safety Act and other similar laws. Our Moorpark, California and Rochester, New Hampshire facilities are ISO 9002 compliant and the Fort Collins and Loveland, Colorado facilities are ISO 9001 certified. We are currently evaluating the benefits and costs of continuing to maintain ISO certifications at some or all of our facilities.

FACILITY LOCATION	PRINCIPAL USE	SQUARE FOOTAGE (OWNED/LEASED)

Fort Collins, Colorado	Manufacturing of professional oral health products and distribution of Water Pik® consumer products.	250,000	(owned)
Loveland, Colorado	Manufacturing of showerheads, water filtration products, and consumer oral health products.	136,000	(owned)
Montreal, Canada (2 buildings)	Manufacturing and distribution of pool and spa accessories, including cleaning and maintenance supplies, white goods, ladders, solar reels, floating lounges, pool toys and games.	55,000 47,000	(leased) (leased)
Moorpark, California	Manufacturing and distribution of pool and spa heaters, pool pumps and filters, valves, actuators, electronic controls, automated cleaners, water features, boilers and water heaters.	200,000	(owned)
Oakville, Canada	Distribution of Laars® and Jandy® products.	40,000	(owned)
Petaluma, California	Sales, marketing and customer service for pool products.	21,000	(leased)
Rochester, New Hampshire	Manufacturing of commercial boilers, water heaters and Trianco products.	80,000	(owned)
Scarborough, Canada	Sales, marketing, customer service, warehousing and distribution of Water Pik® Products.	30,000	(leased)

Our executive offices are located in Newport Beach, California and are leased from a third party. Our facilities are modern and sufficient to carry on current activities.

Item 3 Legal Proceedings

Legal Proceedings

A number of lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, personal injury, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us, we do not believe that the disposition of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period and ultimately could affect insurance premiums or our ability to obtain insurance coverage.

As a consumer goods manufacturer and distributor, we are subject to continuing risk of product liability and related lawsuits involving claims for substantial monetary damages. We are party to various personal injury and property damage lawsuits and claims relating to our products and other litigation incidental to our business. We have general liability, product liability and workers' compensation insurance coverage. Our insurance coverage provides that we are responsible for policy deductibles and legal costs and expenses. Loss accruals have been recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies" to cover the portion of general liability, product liability and workers' compensation claims, both asserted claims and incurred but not reported claims, that are not covered by insurance policies. Such accruals are based on estimates which include information provided by our insurance company, claims adjusters and insurance broker, taking into account prior experience, numbers of claims, discussions with legal counsel and other relevant factors. The methods of making such estimates and establishing the resulting accrual are reviewed on a regular

Water Pik Technologies, Inc.    15

basis and any resulting adjustments are reflected in current operating results.

We have recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $6,066,000 and $7,361,000 as of December 31, 2002 and December 31, 2001, respectively. The amount related to product and general liability lawsuits, asserted claims and incurred but not reported claims was $4,904,000 and $6,680,000 as of December 31, 2002 and December 31, 2001, respectively. The amount related to workers' compensation asserted claims and incurred but not reported claims was $1,162,000 and $681,000 as of December 31, 2002 and 2001, respectively.

Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

Item 5 Market for the Registrant's Common Equity and Related Stockholders Matters

Price Range of Common Stock

Our Common Stock is listed on the New York Stock Exchange and trades under the symbol "PIK." The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported by the New York Stock Exchange.

	High	Low

2002
First Quarter	$10.50	$8.26
Second Quarter	12.59	9.35
Third Quarter	12.58	9.89
Fourth Quarter	11.24	7.00
2001
First Quarter	8.48	6.81
Second Quarter	8.60	6.65
Third Quarter	9.75	7.60
Fourth Quarter	8.69	7.60

On March 7, 2003, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $7.04 per share. As of March 7, 2003, there were 4,570 holders of record of our Common Stock.

Dividend Policy

To date, we have paid no cash dividends to our stockholders. We have no plans to pay dividends on our Common Stock in order to conserve cash for use in our business. In addition, the terms of our credit facilities prohibit us from paying dividends.

16    Water Pik Technologies, Inc.

Item 6 Selected Financial Data

Selected Consolidated Financial Data

The following table summarizes selected consolidated financial data for Water Pik Technologies. The following historical data were derived from the audited consolidated financial statements of Water Pik Technologies. Certain amounts reported in previous years have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on reported results of operations or stockholders' equity. Water Pik Technologies operates on a 52-or 53-week fiscal year ending on the Sunday closest to December 31.

Year ended December 31, (in thousands, except for share and per share amounts)	2002	2001	2000	1999	1998

Consolidated Statement of Income Data:
Sales	$281,802	$281,691	$288,233	$253,695	$234,356
Costs and expenses:
Cost of sales	191,237	188,655	193,768	161,155	144,318
Selling expenses	45,390	43,189	40,549	42,283	43,624
General and administrative expenses	18,421	20,115	25,811	23,381	19,648
Research and development expenses	8,341	6,838	7,306	7,672	7,734

	263,389	258,797	267,434	234,491	215,324

Income before other income and expenses	18,413	22,894	20,799	19,204	19,032
Interest expense	2,319	2,879	3,899	582	–
Other income	(225)	(626)	(302)	(198)	(126)

Income from continuing operations before income taxes	16,319	20,641	17,202	18,820	19,158
Provision for income taxes	5,828	8,126	6,468	7,766	7,663

Income from continuing operations	10,491	12,515	10,734	11,054	11,495
Loss on discontinued operations, net of tax	(4,992)	(2,398)	(531)	–	–

Net income	$5,499	$10,117	$10,203	$11,054	$11,495

Basic net income per common share
Continuing operations	$0.87	$1.05	$1.10	$1.15	$1.17
Discontinued operations	(0.41)	(0.20)	(0.05)	–	–

Net income	$0.46	$0.85	$1.05	$1.15	$1.17

Diluted net income per common share
Continuing operations	$0.85	$1.05	$1.10	$1.15	$1.17
Discontinued operations	(0.41)	(0.20)	(0.05)	–	–

Net income	$0.44	$0.85	$1.05	$1.15	$1.17

Average weighted common shares outstanding – basic	12,044,511	11,826,905	9,685,719	9,587,291	9,837,534

Average weighted common shares outstanding – diluted	12,413,390	11,948,266	9,722,996	9,594,330	9,838,465

Consolidated Balance Sheet Data:
Working capital	$70,359	$58,926	$46,488	$41,272	$35,778
Total assets	$199,085	$194,591	$173,196	$159,631	$126,700
Long-term debt, less current portion	$40,876	$41,923	$36,995	$39,883	$–
Stockholders' equity	$95,604	$90,110	$66,747	$56,690	$88,822

Because Water Pik Technologies was not a publicly held company prior to November 30, 1999, the weighted average number of shares of our Common Stock used in the computation of earnings per share for periods prior to the spin-off is based on the distribution ratio of one share of Water Pik Technologies Common Stock for every 20 shares of ATI common stock.

The historical selected consolidated financial data for the period prior to the spin-off is not necessarily indicative of the results of operations or financial position that would have occurred if we had been a separate, independent public company during the periods presented, nor are they indicative of our future performance. Such historical data should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes.

Water Pik Technologies, Inc.    17

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based upon and should be read in conjunction with the audited consolidated financial statements, including the related notes, included herein. For periods prior to the spin-off from ATI, the financial statements include the businesses described below on a combined basis. Some of the statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Actual results could differ materially from the expectations reflected in these forward-looking statements as a result of various factors, some of which are described below. See also "Business – Forward-Looking Statements."

Overview of Business

Water Pik Technologies is a leader in designing, manufacturing and marketing a broad range of well-recognized personal health care products, swimming pool products and water-heating systems. We operate in two business segments: the Personal Health Care segment and the Pool Products and Heating Systems segment. The Personal Health Care segment designs, manufactures and markets personal health care products including showerheads, consumer and professional oral health products, water filtration products and personal stress relief products. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, electronic controls, valves, pumps, filters, water features and residential and commercial water-heating systems.

In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment. The Ozone product line includes the Aquia® home sanitizing product introduced in September 2001. We have decided that the promotional investment necessary to create the market for consumer products based on this technology is significantly greater than the available resources. We expect that disposition through the sale of the Ozone product line will be completed by December 2003. The operating results of the discontinued product line have been reported separately as discontinued operations in the consolidated statements of income and the assets and liabilities have been reclassified to other assets and other liabilities in the consolidated balance sheets for all periods presented in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." All discussions and amounts herein for all years presented relate to continuing operations only unless otherwise noted. As such, some discussions related to prior years have been modified to reflect information on continuing operations only.

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

Management believes the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

We recognize revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer's price is fixed or determinable and collection is reasonably assured. We record estimated reductions to revenue for customer programs and incentive offerings including promotions, cooperative advertising programs and other volume-based incentives. Should the costs under these customer programs and incentive offerings exceed those estimated, additional reductions to revenue may be required. We also allow credit for products returned within our policy terms. We record an allowance for estimated returns, based on historical experience, at the time of sale. Should the actual returns exceed those estimated, additional reductions to revenue and cost of sales may be required.

ACCOUNTS RECEIVABLE

We market our products to a diverse customer base, principally throughout the United States and Canada. We grant credit terms in the normal course of business to our customers. Additionally, we offer extended payment terms to pool products customers to encourage them to purchase products generally during the fourth quarter to better enable utilization of manufacturing capacity. We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined through review of their current credit information. We also insure selected high-risk receivables from time to time to reduce our risk of credit loss. We continuously monitor collections and payments from customers and maintain allowances for doubtful accounts for

18    Water Pik Technologies, Inc.

estimated losses resulting from the inability of our customers to make required payments. Estimated losses are based on historical experience and any specific customer collection issues identified. If the financial condition of our customers, including SCP Pool Corporation, which accounts for approximately 25 percent and 29 percent of accounts receivable at December 31, 2002 and 2001, respectively, were to deteriorate resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required.

INVENTORIES

We value our inventory at the lower of the cost to purchase and/or manufacture the inventory (last-in, first-out ("LIFO") and first-in first-out ("FIFO") cost methods) or the current estimated market value of the inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. This can occur if there is a decline in demand for our existing products or if the market does not accept our new or enhanced products. Market acceptance of new products is regularly evaluated after product launch. Generally, following introduction of a new product, we allow 18 months, depending on the product category, before writing down the inventory as obsolete or unmarketable. If actual future demand or market conditions are less favorable than those projected, additional inventory write-downs may be required.

WARRANTIES

We provide for the estimated cost of product warranties, based on historical experience and any identified product quality issues, at the time revenue is recognized. While we have comprehensive product quality programs and processes, including extensive testing during the new product development process and active monitoring and evaluation of our component suppliers, the warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability and an increase in warranty expense may be required.

DEFERRED INCOME TAXES

We have not recorded a valuation allowance on our deferred tax assets as we believe that it is more likely than not that all deferred tax assets will be realized. While we have considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

PROPERTY, PLANT AND EQUIPMENT

We state property, plant and equipment at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. We estimate the useful lives of property, plant and equipment based on historical experience and expectations of future conditions. Should the actual useful lives be less than those estimated, additional depreciation expense may be required.

LONG-LIVED ASSETS IMPAIRMENT

We currently evaluate long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In assessing the recoverability of long-lived assets, including goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors, including the discount rate used, to calculate the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

INSURANCE RESERVES AND LEGAL CONTINGENCIES

We record loss accruals to cover the portion of general liability, product liability and workers' compensation, both asserted claims and incurred but not reported claims, not covered by insurance policies. Such accruals are estimated based on information provided by our insurance company, claims adjusters and insurance broker, taking into account prior experience, numbers of claims, discussions with legal counsel and other relevant factors. Should the number of claims or the actual outcome of any claim result in losses in excess of amounts accrued, an adjustment to the loss accruals and increase in expense may be required.

Water Pik Technologies, Inc.    19

Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS

Year ended December 31, (Dollars in thousands)	2002	% CHANGE	2001	% CHANGE	2000

Personal Health Care	$123,836	3.6%	$119,563	1.9%	$117,283
Pool Products and Heating Systems	157,966	(2.6)%	162,128	(5.2)%	170,950

Total sales	$281,802	0.0%	$281,691	(2.3)%	$288,233
Gross profit	$90,565	(2.7)%	$93,036	(1.5)%	$94,465
Operating profit	$18,413	(19.6)%	$22,894	10.1%	$20,799
Income from continuing operations	$10,491		$12,515		$10,734
Loss on discontinued operations	(4,992)		(2,398)		(531)

Net income	$5,499		$10,117		$10,203

Gross profit as a percentage of sales	32.1%		33.0%		32.8%
Operating profit as a percentage of sales	6.5%		8.1%		7.2%
International sales as a percentage of sales	16.3%		15.7%		16.6%

Year ended December 31, 2002 compared to year ended December 31, 2001

Sales for 2002 were $281,802,000 compared to $281,691,000 in 2001. The $4,273,000 increase in Personal Health Care segment sales was offset by a $4,162,000 decrease in Pool Product and Heating System segment sales. Gross profit (sales less cost of sales) as a percentage of sales for 2002 decreased to 32.1 percent compared with 33.0 percent for 2001 due to increased sales incentives as well as to a product mix shift in the Pool Product and Heating Systems segment to lower margin products and to increased warranty costs, partially offset by an overall product mix shift to more profitable Personal Health Care products. Warranty costs increased to 2.7 percent of sales from 2.3 percent of sales due primarily to product quality issues on certain pool products and to increased provisions related to new Personal Health Care products.

Operating profit (gross profit less selling, general and administrative, and research and development expenses) as a percentage of sales was 6.5 percent in 2002 compared to 8.1 percent in 2001. The decrease in gross profit, as described above, and increases in selling expenses and research and development expenses were partially offset by a decrease in general and administrative expenses. Selling expenses as a percentage of sales increased to 16.1 percent in 2002 as compared with 15.3 percent in 2001. Selling expenses increased $2,201,000 to $45,390,000 in 2002 from $43,189,000 in 2001. Research and development expenses increased $1,503,000 to $8,341,000 in 2002 from $6,838,000 in 2001. The increases in selling and research and development expenses are due to new product development activities primarily in the Pool Products and Heating Systems segment. General and administrative expenses decreased $1,694,000 to $18,421,000 in 2002 from $20,115,000 in 2001 and decreased as a percent of sales to 6.5 percent in 2002 as compared to 7.1 percent in 2001 primarily due to a $1,719,000 decrease in goodwill amortization upon adoption in the first quarter 2002 of the new accounting policy on goodwill and other intangible assets, which no longer permits the amortization of goodwill. Operating profit in 2001 was also reduced by $743,000 in severance costs related to a workforce reduction of which $511,000 was classified as cost of sales, $221,000 as selling expense and $11,000 as general and administrative expense.

Interest expense, which relates to borrowings under our revolving credit facilities, to promissory notes issued under our equipment financing facility and to mortgage notes payable, decreased $560,000 to $2,319,000 in 2002 from $2,879,000 in 2001. The decrease relates to a lower weighted average interest rate on borrowings during 2002 as compared to 2001 with slightly higher average borrowings outstanding during the year.

The effective income tax rate related to continuing operations was 35.7 percent for 2002 as compared with 39.4 percent for 2001. The 2002 effective income tax rate decreased due to the non-amortization of goodwill for financial reporting purposes and due to adjustments to rates utilized for the determination of the effective tax rate based upon completion of prior year tax returns.

The loss on discontinued operations of $4,992,000 in 2002 consists of a loss before income taxes of $7,924,000 net of $2,932,000 in income tax benefit. In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment that includes the Aquia® home sanitizing product introduced in September 2001. The loss before income taxes of $7,924,000 in 2002 includes impairment losses of $2,047,000 on machinery and equipment and $2,988,000 on inventory as well as royalty expenses and other operating costs incurred prior to the decision to exit the product line.

20    Water Pik Technologies, Inc.

Year ended December 31, 2001 compared to year ended December 31, 2000

Sales for 2001 were $281,691,000, representing a decrease of 2.3 percent from 2000 due to lower sales in the Pool Products and Heating Systems segment. Gross profit decreased $1,429,000 to $93,036,000 in 2002 from $94,465,000 in 2000 due to lower sales volume. Gross profit as a percentage of sales was 33.0 percent for 2001 compared with 32.8 percent for 2000. The improvement in the gross profit percentage was due primarily to a mix shift to more profitable Personal Health Care products. This was partially offset by the impact of the lower sales volume resulting in fixed manufacturing costs increasing as a percentage of sales, higher warranty and insurance costs and higher inbound freight costs associated with the launch of new products in the Personal Health Care segment. Warranty costs increased to 2.3 percent of sales from 2.1 percent of sales due primarily to product quality issues on certain water-heating systems products and to increased provisions related to new Personal Health Care products.

Operating profit as a percentage of sales was 8.1 percent in 2001 compared to 7.2 percent in 2000 due to the improvement in the gross profit percentage as described above and to decreased general and administrative and research and development expenses partially offset by increased selling expenses. General and administrative expenses decreased $5,696,000 to $20,115,000 in 2001 from $25,811,000 in 2000 and decreased as a percent of sales to 7.1 percent in 2001 as compared to 9.0 percent in 2000. This decrease is primarily due to cost cutting measures implemented in early 2001. Research and development expenses decreased $468,000 to $6,838,000 in 2001 from $7,306,000 in 2000 primarily due to a reduction in outside consulting fees which were higher in 2000 related to products introduced in the second half of 2000 and throughout 2001. Selling expenses as a percentage of sales increased to 15.3 percent in 2001 as compared with 14.1 percent in 2000. Selling expenses increased $2,640,000 to $43,189,000 in 2001 from $40,549,000 in 2000 primarily due to an increase in advertising and other selling expenses related to new product launches. Operating profit in 2001 was also reduced by $743,000 in severance costs related to a workforce reduction of which $511,000 was classified as cost of sales, $221,000 as selling expense and $11,000 as general and administrative expense. Operating profit in 2000 was also reduced by $857,000 in severance costs related to a workforce reduction of which $164,000 was classified as cost of sales, $223,000 as selling expense, $307,000 as general and administrative expense and $163,000 as research and development expense.

Interest expense decreased $1,020,000 to $2,879,000 in 2001 from $3,899,000 in 2000. The decrease relates to a lower weighted average interest rate on borrowings during 2001 as compared to 2000 and to lower average balances outstanding under the credit facilities in 2001 compared to 2000 as net equity offering proceeds of $13,646,000 were used to repay borrowings in January 2001. In addition, in August 2001, we paid the second and final installment on the 8 percent promissory note issued in connection with the 1999 acquisition of Olympic.

The effective income tax rate related to continuing operations was 39.4 percent for 2001 as compared with 37.6 percent for 2000. The increase in the effective income tax rate in 2001 was due to a change in the impact of state income taxes and to decreases in state tax credits and research and development credits as compared to 2000.

The loss on discontinued operations of $2,398,000 in 2001 consists of a loss before income taxes of $3,807,000 net of $1,409,000 in income tax benefit. In December 2002, we formalized a plan to dispose of our Ozone product line, which includes the Aquia® home sanitizing product introduced in September 2001. As such, the operating results of the discontinued product line have been reported separately as discontinued operations for all periods presented. Expenses in 2001 consist primarily of manufacturing, selling and research and development expense. The first product in this product line, the Aquia® home sanitizing product, was launched in September 2001 with minimal net sales recorded in 2001.

Water Pik Technologies, Inc.    21

PERSONAL HEALTH CARE

Year ended December 31, (Dollars in thousands)	2002	% CHANGE	2001	% CHANGE	2000

Sales:
Oral health products	$51,433	(3.0)%	$53,001	8.5%	$48,830
Shower products	58,875	6.3%	55,364	1.6%	54,492
Other products	13,528	20.8%	11,198	(19.8)%	13,961

Total sales	$123,836	3.6%	$119,563	1.9%	$117,283
Gross profit	$48,784	3.0%	$47,370	1.0%	$46,920
Operating profit	$7,208	6.5%	$6,769	(15.2)%	$7,984
Gross profit as a percentage of sales	39.4%		39.6%		40.0%
Operating profit as a percentage of sales	5.8%		5.7%		6.8%
International sales as a percentage of sales	17.7%		18.3%		19.1%

Year ended December 31, 2002 compared to year ended December 31, 2001

Sales in the Personal Health Care segment were $123,836,000 in 2002, an increase of $4,273,000 or 3.6 percent over 2001. Increased shower product sales, including sales of the Cascadia®, AquaFall® and New Visions® showerheads introduced in 2001 and sales of the new Full-Body Shower Panel™ launched in September 2002, and increased personal stress relief products, including the AccuReach™ precision massager and foot spas, were partially offset by decreased sales of consumer oral health products and water filtration products.

Gross profit increased $1,414,000 to $48,784,000 in 2002 from $47,370,000 in 2001. Gross profit as a percentage of sales was 39.4 percent for 2002 compared to 39.6 percent for 2001. The increase in gross profit resulting from the increase in sales volume was partially offset by increased depreciation expense related to capital expenditures for new products introduced in 2001 and 2002.

Operating profit increased $439,000 to $7,208,000 in 2002 from $6,769,000 in 2001 while operating profit as a percentage of sales for 2002 was consistent with 2001. The improvement in operating profit was due to the increase in gross profit as described above partially offset by increased selling and research and development expenses in 2002.

Year ended December 31, 2001 compared to year ended December 31, 2000

Sales in the Personal Health Care segment for 2001 were $119,563,000, an increase of $2,280,000 or 1.9 percent over 2000 in spite of the difficult U.S. retail environment. Increased consumer oral health sales, including increased sales of the Waterpik® flosser and oral irrigators, were partially offset by decreases in sales of water filtration and professional oral health products. Additionally, showerhead sales increased slightly due to shipments of the Cascadia®, AquaFall® and New Visions® showerheads introduced in 2001 partially offset by decreased sales of the traditional Shower Massage®.

Gross profit increased $450,000 to $47,370,000 for 2001 from $46,920,000 in 2000 due to the increase in sales. Gross profit as a percentage of sales decreased to 39.6 percent in 2001 from 40.0 percent in 2000 due primarily to the impact of lower than expected sales volume resulting in fixed manufacturing costs increasing as a percentage of sales, higher costs associated with the launch of new products and to costs related to a workforce reduction in fourth quarter 2001. The segment experienced increases in fixed manufacturing costs related to 2001 new product introductions. The weak U.S. economy and slower retail distribution rollout of new products resulted in lower-than-expected sales. In response to lower-than-anticipated demand resulting from the weak U.S. economy, we implemented cost savings initiatives throughout 2001, including a workforce reduction. The segment incurred $668,000 in severance and related costs in fourth quarter 2001 in conjunction with the workforce reduction. Other new product-related cost increases included warranty provisions and in-bound freight incurred to expedite initial orders of sourced products.

Operating profit as a percentage of sales decreased to 5.7 percent in 2001 from 6.8 percent in 2000. The decrease in gross profit, as described above, and increased advertising and other selling expenses related primarily to new product launches were partially offset by a decrease in general and administrative expenses. Operating profit was also impacted by the severance costs related to the workforce reduction.

22    Water Pik Technologies, Inc.

POOL PRODUCTS AND HEATING SYSTEMS

Year ended December 31, (Dollars in thousands)	2002	% CHANGE	2001	% CHANGE	2000

Sales:
Pool products	$123,596	(1.0)%	$124,800	(4.1)%	$130,192
Water-heating systems	34,370	(7.9)%	37,328	(8.4)%	40,758

Total sales	$157,966	(2.6)%	$162,128	(5.2)%	$170,950
Gross profit	$41,781	(8.5)%	$45,666	(4.0)%	$47,545
Operating profit	$11,205	(30.5)%	$16,125	25.8%	$12,815
Gross profit as a percentage of sales	26.4%		28.2%		27.8%
Operating profit as a percentage of sales	7.1%		9.9%		7.5%
International sales as a percentage of sales	15.5%		13.8%		14.9%

Year ended December 31, 2002 compared to year ended December 31, 2001

Sales in the Pool Products and Heating Systems segment were $157,966,000 in 2002, a decrease of $4,162,000 or 2.6 percent from 2001. Pool products sales decreased $1,204,000 primarily due to increased sales incentives primarily driven by certain customers achieving higher volume rebate levels in 2002 as compared to 2001. Water-heating systems sales decreased $2,958,000 primarily due to a general decline in the economy and to increased competitive pressure in commercial markets.

Gross profit decreased $3,885,000 to $41,781,000 in 2002 from $45,666,000 in 2001 due primarily to the decrease in sales volume and to the increase in sales incentives as discussed above. Gross profit as a percentage of sales decreased to 26.4 percent in 2002 from 28.2 percent in 2001. The decrease in gross profit percentage is primarily due to the lower sales volume and to higher sales incentives. The gross profit percentage was also negatively impacted by increased warranty costs in 2002 as compared to 2001.

Operating profit decreased $4,920,000 to $11,205,000 in 2002 from $16,125,000 in 2001 primarily due to the sales decline described above and to increased selling and research and development expenses related to new product development activities partially offset by a $1,670,000 decrease in goodwill amortization.

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

Gross profit decreased $1,879,000 to $45,666,000 in 2001 from $47,545,000 in 2000 due to lower sales volume in 2001. Gross profit as a percentage of sales increased to 28.2 percent in 2001 from 27.8 percent in 2000. The decrease in gross profit resulting from lower sales volume and increased warranty costs as a percentage of sales on certain water-heating systems products were offset by cost reduction initiatives implemented early in 2001.

Operating profit as a percentage of sales increased to 9.9 percent in 2001 from 7.5 percent in 2000. Operating profit increased $3,310,000 or 25.8 percent to $16,125,000 in 2001. The decrease in gross profit as described above was more than offset by decreases in selling and general and administrative expenses from cost reductions implemented in early 2001.

Financial Condition and Liquidity

Our principal capital requirements are to fund working capital needs and capital expenditures and to meet required debt payments. We anticipate that our operating cash flow, together with available borrowings under the credit facilities described below, will be sufficient to meet our working capital requirements, fund capital expenditures and make scheduled principal and interest payments on its debt obligations for at least the next 12 months. However, a decrease in demand for our products due to risk factors discussed in Part I of this report or deterioration in our financial ratios under our credit facilities could adversely affect our liquidity.

Cash increased $41,000 to $1,038,000 at December 31, 2002 from $997,000 at December 31, 2001. Cash provided by operating activities of $9,762,000 related to continuing

Water Pik Technologies, Inc.    23

operations and proceeds of $4,500,000 from the issuance of promissory notes under our equipment financing facility were used to fund capital expenditures of $8,778,000, to repay borrowings under revolving credit facilities of $2,956,000 and to make scheduled payments on promissory notes of $2,367,000.

Net cash provided by operations in 2002 results primarily from income from continuing operations of $10,491,000 adjusted for non-cash items including depreciation and amortization expense and to an increase in accrued liabilities. This was partially offset by increases in accounts receivable and inventory and a decrease in accrued income taxes. The increase in accrued liabilities is primarily due to customers achieving higher volume rebate levels in 2002 and to increased warranty accruals. The increase in accounts receivable is due to increases at both segments. Pool Products and Heating Systems segment accounts receivable increased due to higher fourth quarter sales in 2002 as compared to 2001 including sales under seasonal selling programs with extended payment terms. Personal Health Care segment accounts receivable increased primarily due to a shift in sales to specialty stores and hardware stores with longer terms than sales to mass merchandisers and to sales related to new store openings which generally have longer payment terms. The increase in inventory is primarily due to the addition of new product inventory at the Personal Health Care segment and to lower than expected sales. Accrued income taxes decreased primarily due to lower taxable income in 2002 as compared to 2001.

In 2001, cash provided by financing activities of $17,434,000 and cash provided by operating activities of $4,747,000 related to continuing operations were used to fund capital expenditures of $15,888,000 and to fund operations and capital expenditures related to the discontinued Ozone product line.

Working capital increased to $70,359,000 at December 31, 2002 from $58,926,000 at December 31, 2001. The current ratio increased to 2.3 at December 31, 2002 from 2.1 at December 31, 2001. The increase in working capital is primarily due to increases in accounts receivable and inventories as discussed above.

We have general liability, product liability and workers' compensation insurance programs. Insurance coverage under these programs is subject to policy deductibles for which we are at risk for losses. The actual settlements or other resolution of claims under these insurance programs may differ from estimated reserves, but the possible range of loss in excess of those accrued is not reasonably estimable. Based upon currently available information, we do not believe that resolution of any pending insurance claims will have a material adverse effect on our financial condition, results of operations or liquidity although the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period and ultimately could affect our insurance premiums or our ability to obtain insurance coverage.

In connection with the spin-off, ATI received a tax ruling from the IRS stating that the spin-off would be tax-free to ATI and to ATI's stockholders. The Tax Sharing and Indemnification Agreement between the Company and ATI provides that we will indemnify ATI and its directors, officers, agents and representatives for any taxes imposed on, and other amounts paid by, them or ATI's stockholders if we take actions or fail to take actions, that result in the spin-off not qualifying as a tax-free distribution. The significant restrictions imposed by the Tax Sharing and Indemnification Agreement expired on November 29, 2001 and the remaining restrictions expired on January 3, 2003. If any of the taxes or other amounts were to become payable by us, the payment could have a material adverse effect on our business, results of operations, financials condition and cash flow.

We have a $60,000,000 revolving bank credit facility that expires in November 2004. Borrowings under the facility are limited to borrowing base calculations based upon eligible accounts receivable and inventory balances. The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $10,000,000. At December 31, 2002, there were $11,774,000 in borrowings and $7,724,000 in letters of credit outstanding under the credit facility with $26,043,000 of borrowing availability remaining under borrowing base limitations of the credit facility. Our Canadian subsidiary has a CDN. $11,000,000 revolving bank line of credit facility, increasing by CDN. $1,000,000 for certain months of the year, a forward exchange contract facility of up to CDN. $2,000,000 and a letter of credit facility of up to CDN. $500,000. Borrowings under the facility are due on demand. At December 31, 2002, there were CDN. $1,671,000 (US $1,059,000) in borrowings and CDN. $354,000 (US $224,000) in letters of credit outstanding under the credit facility with CDN. $5,722,000 (US $3,625,000) of borrowing availability remaining under borrowing base limitations of the credit facility.

On October 22, 2001, we entered into a real estate financing agreement with a bank and mortgaged our four U.S. manufacturing facilities to secure four promissory notes totaling $20,590,000. The notes bear interest at LIBOR (London Interbank Offered Rate) plus 150 to 250 basis points per annum. The notes require monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008. The balance outstanding at December 31, 2002 was $19,629,000.

24    Water Pik Technologies, Inc.

On December 21, 2001, we entered into a $15,000,000 equipment financing agreement with a bank. Initial borrowings under the agreement of $10,290,000 were funded on December 28, 2001 and are evidenced by two term notes secured by specific machinery and equipment located at our manufacturing facilities. The notes require quarterly payments of $514,500 plus accrued interest beginning on April 1, 2002 with all unpaid principal balances and accrued interest due on January 1, 2007. In January 2002, we entered into interest rate swap agreements that effectively convert the variable rate interest on the $10,290,000 promissory notes payable to a fixed rate of 6.73 percent. The interest rate swap expires on January 1, 2007. Interest differentials to be paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related period that the debt is outstanding. On September 30, 2002, we borrowed an additional $4,500,000 under the equipment financing agreement evidenced by two term notes secured by specific machinery and equipment located at our manufacturing facilities and at certain vendors' facilities. The notes require quarterly payments of $225,000 beginning on December 29, 2002 with all unpaid principal balances and accrued interest due on September 30, 2007. The balance outstanding under this agreement at December 31, 2002 was $13,246,000. No additional amounts can be borrowed under this agreement.

Our revolving credit facilities and mortgage notes require us or our subsidiaries to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, dividend payments, consolidated net worth, interest coverage, fixed charge coverage, capital expenditures and the relationship of our total consolidated indebtedness to its earnings before interest, taxes, depreciation and amortization. A security interest in substantially all of our assets was granted as collateral to the lenders under the credit agreements. To the extent that we are not able to comply with the financial covenants, we may be unable to borrow additional amounts and outstanding amounts may become due on an accelerated basis, which would adversely affect our liquidity.

Due to the seasonality of our pool products business, the extended payment term receivables offered during the winter months are collected during the spring and summer. This creates a seasonal peak in borrowing levels during the spring months.

We currently anticipate that no cash dividends will be paid on our Common Stock in order to conserve cash to fund our future operations and growth. In addition, the terms of our credit facilities prohibit us from paying dividends.

The following represents contractual obligations and other commercial commitments at December 31, 2002:

Payments or Commitment Expiration (Dollars in thousands)	Total	Less than 1 year	1 – 3 years	4 – 5 years

Contractual obligations:
Long-term debt	$45,708	$4,840	$23,928	$16,940
Capital lease obligations	26	18	8	–
Operating leases	2,403	1,297	1,104	2
Long-term purchase obligations	2,497	1,786	711	–

Total contractual obligations	$50,634	$7,941	$25,751	$16,942

Other commercial commitments
Standby letters of credit	$7,948	$7,948	–	–

Other Matters

ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. We adopted SFAS No. 142 in the first quarter of fiscal 2002. In accordance with SFAS No. 142, we identified two reporting units, the Personal Health Care segment and the Pool Products and Heating Systems segment, which constitute components of our business that

Water Pik Technologies, Inc.    25

include goodwill. We completed the first step of the transitional goodwill impairment test as of January 1, 2002 and the annual impairment test in fourth quarter 2002 and have determined that the fair value of each of the reporting units exceeded the reporting unit's carrying amount, and no impairment was indicated. Had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented, our net income and net income per share for 2001 and 2000 would have increased $1,460,000 and $0.12, and $1,363,000 and $0.14, respectively.

See Note 2: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for information related to other recent accounting pronouncements.

INFLATION

Inflation has not been a significant factor in the markets in which we operate and has not had a material impact upon our results of operations for the periods discussed above.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business; principally risk associated with foreign currency and interest rate fluctuations. We have not entered into any market risk sensitive instruments for trading purposes.

Foreign Currency Risk

Operating in international markets sometimes involves exposure to volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. These changes, if material, may cause us to adjust its financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

As currency exchange rates change, translation of the income statements of international operations, primarily in Canadian dollars and Japanese Yen, into U.S. dollars affects year-over-year comparability of operating results. Such translation resulted in an unrealized gain of $177,000 in 2002 and unrealized losses of $580,000 in 2001 and $419,000 in 2000. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

The change in currency exchange rates for the Canadian dollar would have the largest impact on translating future international operating profit. We estimate that a 10.0 percent change in foreign exchange rates would not have a material impact on reported operating profit. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, we do not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Interest Rate Risk

We have borrowings outstanding of $45,708,000 at December 31, 2002, which bear interest at variable rates and, therefore, changes in interest rates affect interest expense incurred thereon. The variable rate borrowings include our domestic and Canadian lines of credit, the mortgages on its domestic facilities and the promissory notes issued under its equipment financing facility. Our domestic line of credit bears interest at prime plus 25 to 50 basis points, or at LIBOR (London Interbank Offered Rate) plus 125 to 225 basis points per annum. Our Canadian line of credit bears interest at Canadian or U.S. prime rate plus 50 basis points. The mortgage notes bear interest at LIBOR plus 150 to 250 basis points. The promissory notes under the equipment financing facility bear interest at LIBOR plus 225 basis points. In order to mitigate a portion of the market risk on its variable rate debt, we entered into interest rate swap contracts with a financial institution on January 1, 2002. Under terms of these separate contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate of 4.48 percent on the contracts on notional amounts totaling $8,747,000 at December 31, 2002 that mature in January 2007. We estimate that a 10.0 percent change in interest rates would not have a material impact on reported operating profit.

26    Water Pik Technologies, Inc.

Item 8 Financial Statements and Supplementary Data

Water Pik Technologies, Inc.

Index to Consolidated Financial Statements

Water Pik Technologies, Inc.    27

Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Water Pik Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Water Pik Technologies, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Water Pik Technologies, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financials statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 upon adoption of Statement of Financial Accounting Standards No. 142.

/s/ ERNST & YOUNG LLP

Woodland Hills, California
January 23, 2003

28    Water Pik Technologies, Inc.

Water Pik Technologies, Inc.

Consolidated Balance Sheets

December 31, (In thousands, except for share and per share amounts)	2002	2001

Assets
Current assets:
Cash and cash equivalents	$1,038	$997
Accounts receivable, less allowances of $2,100 and $1,723 at December 31, 2002 and 2001, respectively	78,966	73,639
Inventories	35,840	31,068
Deferred income taxes	6,685	5,267
Prepaid expenses and other current assets	3,457	2,729

Total current assets	125,986	113,700
Property, plant and equipment, net	50,774	51,795
Goodwill, net	18,330	18,296
Deferred income taxes	1,509	3,434
Other assets	2,486	7,366

Total assets	$199,085	$194,591

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$22,209	$21,808
Accrued income taxes	139	2,721
Accrued liabilities	28,421	25,523
Current portion of long-term debt	4,858	4,722

Total current liabilities	55,627	54,774
Long-term debt, less current portion	40,876	41,923
Other accrued liabilities	6,978	7,784

Total liabilities	103,481	104,481
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued	–	–
Common stock, $0.01 par value: 50,000,000 shares authorized; 12,447,865 and 12,245,677 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	125	122
Additional paid-in capital	78,144	76,285
Equity adjustments due to stock plans	(8,331)	(6,732)
Retained earnings	27,015	21,516
Accumulated comprehensive loss	(1,349)	(1,081)

Total stockholders' equity	95,604	90,110

Total liabilities and stockholders' equity	$199,085	$194,591

See accompanying notes.

Water Pik Technologies, Inc.    29

Water Pik Technologies, Inc.

Consolidated Statements of Income

Year ended December 31, (In thousands, except for share and per share amounts)	2002	2001	2000

Sales	$281,802	$281,691	$288,233
Cost and expenses:
Cost of sales	191,237	188,655	193,768
Selling expenses	45,390	43,189	40,549
General and administrative expenses	18,421	20,115	25,811
Research and development expenses	8,341	6,838	7,306

	263,389	258,797	267,434

Income before other income and expenses	18,413	22,894	20,799
Interest expense	2,319	2,879	3,899
Other income	(225)	(626)	(302)

Income from continuing operations before income taxes	16,319	20,641	17,202
Provision for income taxes	5,828	8,126	6,468

Income from continuing operations	10,491	12,515	10,734
Discontinued operations:
Loss from operations of discontinued product line	(7,924)	(3,807)	(843)
Income tax benefit	(2,932)	(1,409)	(312)

Loss on discontinued operations	(4,992)	(2,398)	(531)

Net Income	$5,499	$10,117	$10,203

Basic net income per common share
Continuing operations	$0.87	$1.05	$1.10
Discontinued operations	(0.41)	(0.20)	(0.05)

Net income	$0.46	$0.85	$1.05

Diluted net income per common share
Continuing operations	$0.85	$1.05	$1.10
Discontinued operations	(0.41)	(0.20)	(0.05)

Net income	$0.44	$0.85	$1.05

Shares used in computing basic net income per share	12,044,511	11,826,905	9,685,719

Shares used in computing diluted net income per share	12,413,390	11,948,266	9,722,996

See accompanying notes.

30    Water Pik Technologies, Inc.

Water Pik Technologies, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31, (In thousands)	2002	2001	2000

Operating activities:
Net income	$5,499	$10,117	$10,203
Loss from discontinued product line	4,992	2,398	531

Income from continuing operations	10,491	12,515	10,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,658	9,555	9,381
Deferred income taxes	518	(64)	1,849
Compensation expense arising from stock awards	337	281	230
Loss (gain) on sale of property, plant and equipment	438	(215)	(8)
Change in operating assets and liabilities:
Accounts receivable	(5,230)	(11,417)	(4,455)
Inventories	(4,695)	2,570	(8,429)
Accounts payable	375	(4,375)	(2,165)
Accrued liabilities	2,935	274	2,532
Accrued income taxes	(2,580)	(531)	3,036
Other assets and liabilities	(2,485)	(3,846)	476

Cash provided by operating activities	9,762	4,747	13,181
Investing activities:
Purchases of businesses, net of cash acquired	–	–	(761)
Purchases of property, plant and equipment	(8,778)	(15,888)	(11,935)
Disposals of property, plant and equipment	212	368	80

Cash used in investing activities	(8,566)	(15,520)	(12,616)
Financing activities:
Net borrowings under revolving credit facilities	(2,956)	(23,431)	3,001
Proceeds from issuance of promissory notes	4,500	30,770	–
Repayments of promissory notes	(2,367)	(3,347)	(3,178)
Principal payments on capital leases	(117)	(209)	(229)
Proceeds from issuance of common stock	–	13,651	–
Proceeds from exercise of stock options	79	–	–
Other	–	–	44

Cash (used in) provided by financing activities	(861)	17,434	(362)
Effect of exchange rate changes on cash and cash equivalents	3	46	197
Cash used in discontinued operations	(297)	(7,093)	(531)

Increase (decrease) in cash and cash equivalents	41	(386)	(131)
Cash and cash equivalents at beginning of year	997	1,383	1,514

Cash and cash equivalents at end of year	$1,038	$997	$1,383

Supplemental schedule of non-cash financing activities:
Property, plant and equipment acquired under capital leases	$–	$–	$143
Supplemental information
Cash paid during the year:
Interest expense	$2,153	$2,963	$4,028
Income taxes	$4,953	$7,074	$1,113

See accompanying notes.

Water Pik Technologies, Inc.    31

Water Pik Technologies, Inc.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Equity Adjustments Due to Stock Plans		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except for share amounts)					Retained Earnings
	Shares	Amount

Balance, December 31, 1999	9,811,763	$98	$59,302	$(3,824)	$1,196	$(82)	$56,690
Net income		–	–	–	10,203	–	10,203
Other comprehensive income:
Foreign currency translation losses		–	–	–	–	(419)	(419)

Comprehensive income							9,784
Issuance of common stock to employees and directors	21,510	–	116	–	–	–	116
Issuance of restricted stock to directors and amortization	15,000	–	99	(83)	–	–	16
Stock Acquisition and Retention Program, amortization and loan	75,412	1	547	(407)	–	–	141

Balance, December 31, 2000	9,923,685	99	60,064	(4,314)	11,399	(501)	66,747
Net income		–	–	–	10,117	–	10,117
Other comprehensive income:
Foreign currency translation losses		–	–	–	–	(580)	(580)

Comprehensive income							9,537
Issuance of common stock in a private placement	1,973,685	20	13,477	–	–	–	13,497
Issuance of common stock to employees and directors	13,969	–	104	–	–	–	104
Issuance of restricted stock to directors and amortization	3,000	–	24	14	–	–	38
Stock Acquisition and Retention Program, amortization and loan	331,338	3	2,616	(2,432)	–	–	187

Balance, December 31, 2001	12,245,677	122	76,285	(6,732)	21,516	(1,081)	90,110
Net income		–	–	–	5,499	–	5,499
Other comprehensive income:
Foreign currency translation losses						177	177
Unrealized loss on derivative instruments						(445)	(445)

Comprehensive income							5,231
Issuance of common stock to employees and directors	22,584	1	183	–	–	–	184
Issuance of restricted stock to directors and amortization	3,000	–	28	17	–	–	45
Stock Acquisition and Retention Program, amortization and loan	176,604	2	1,648	(1,616)	–	–	34

Balance, December 31, 2002	12,447,865	$125	$78,144	$(8,331)	$27,015	$(1,349)	$95,604

See accompanying notes.

32    Water Pik Technologies, Inc.

Water Pik Technologies, Inc.

Notes to Consolidated Financial Statements
December 31, 2002

1. Businesses and Spin-off from Allegheny Teledyne Incorporated

DESCRIPTION OF BUSINESS

Water Pik Technologies, Inc. ("Water Pik Technologies" or the "Company") is a leader in designing, manufacturing and marketing a broad range of well-recognized personal health care products and pool products and water-heating systems. The Company's products include: showerheads; consumer and professional oral health products; water filtration products; personal stress relief products; swimming pool and spa heaters, electronic controls, valves, pumps, filters and water features; and residential and commercial water-heating systems. Water Pik Technologies operates in two business segments – the Personal Health Care segment and the Pool Products and Heating Systems segment.

In December 2002, the Company formalized a plan to dispose of its Ozone product line, a component of the Personal Health Care segment. The Ozone product line includes the Aquia® home sanitizing product introduced in September 2001. The operating results of the discontinued product line have been reported separately as discontinued operations in the consolidated statements of income and the assets and liabilities have been reclassified to other assets and other liabilities in the consolidated balance sheets for all periods presented. See Note 14 for further discussion on discontinued operations.

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

FISCAL YEAR

The Company operates on a 52- or 53-week fiscal year ending on the Sunday nearest to December 31. The fiscal year periods presented in our consolidated financial statements consisted of the 52 weeks ending on December 29, 2002, December 30, 2001, and December 31, 2000, but are presented as of December 31 in each of those years for convenience.

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

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents.

CONCENTRATION OF RISK

The Company grants credit terms in the normal course of business to its customers. The Company markets its products to a diverse customer base, principally throughout the United States and Canada. Trade credit is extended based upon evaluations of each customer's ability to perform its obligations, which are updated periodically. The Company does not normally require collateral or other security to support credit sales. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined through review of their current credit information. The Company continuously monitors collections and payments from customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.

Water Pik Technologies, Inc.    33

Estimated losses are based on historical experience and any specific customer collections issues identified.

One Pool Products and Heating Systems customer, including amounts related to four other customers acquired by the customer in 2000, 2001 and 2002, accounted for 15 percent of net sales in 2002, 16 percent in 2001 and 14 percent in 2000. This customer accounted for approximately 25 percent and 29 percent of accounts receivable at December 31, 2002 and 2001, respectively.

INVENTORIES

Inventories are stated at the lower of cost (last-in, first-out ("LIFO") and first-in, first-out ("FIFO") cost methods) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, plastic injection molds over 3 to 10 years, computer hardware over 3 to 5 years, software over 3 years and leasehold improvements over the shorter of their estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to operations as incurred. Depreciation and amortization expense related to property, plant and equipment was $9,398,000, $7,627,000 and $7,196,000 in 2002, 2001 and 2000, respectively. Effective October 1, 2000, the Company increased the estimated useful life of certain tooling at the Personal Health Care segment from 3 years to 5 years. The change resulted in a $280,000 decrease in depreciation expense and a $170,000 increase in net income ($0.02 per diluted share) for the year ended December 31, 2000.

GOODWILL AND INTANGIBLE ASSETS

Prior to January 1, 2002, goodwill related to businesses purchased was amortized on a straight-line basis over periods not exceeding 15 years. Effective January 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment using the discounted cash flow method. Separable intangible assets that have finite useful lives continue to be amortized over those useful lives. An impaired separable intangible asset is written down to fair value, calculated using the discounted cash flow method. In 2002, the Company recorded a loss of $236,000 to write off the net book value of an impaired patent right. (See further discussion under "Recent Accounting Pronouncements" below.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case, a write-down is recorded to reduce the related asset to its estimated fair value. In December 2002, the Company wrote off all assets associated with its discontinued Ozone product line, resulting in an impairment charge on long-lived assets of $2,047,000 (See Note 14 to the consolidated financial statements). No such impairment losses have been recognized as of December 31, 2001 and 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value based on their short-term nature. The carrying value of the borrowings under the Company's revolving credit facilities, the mortgage notes payable and the promissory notes under the equipment financing facility are considered to approximate their fair value because the interest rates of these instruments are based on variable reference rates. The Company's interest rate swap agreements are carried at fair value, which is determined based on dealer quotes.

DERIVATIVE FINANCIAL INSTRUMENTS

In the first quarter of 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. In summary, these statements require all derivatives to be recognized as assets or liabilities at fair value. Fair value adjustments are recognized either in earnings or equity, depending upon the exposure being hedged and the effectiveness of the hedge. The Company utilizes interest rate swap agreements as cash flow hedges to lock in the interest rate on borrowings and therefore achieve a desired proportion of variable versus fixed rate debt. At December 31, 2002, the Company had outstanding two interest rate swap agreements with aggregate notional amounts of $8,747,000 expiring on January 1, 2007. The changes in their fair values of $445,000 in 2002 have been recognized in accumulated comprehensive loss within stockholders' equity.

34    Water Pik Technologies, Inc.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer's price is fixed or determinable and collectibility is reasonably assured. The Company records estimated reductions to revenue for customer programs and incentive offerings including promotions, cooperative advertising programs and other volume-based incentives. The Company also allows credit for products returned within its policy terms. Such returns are estimated and an allowance is provided at the time of sale.

SHIPPING AND HANDLING

The Company classifies shipping and handling fees charged to customers as revenue and shipping and handling costs incurred as cost of sales in the accompanying consolidated statements of income.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs consist primarily of salaries and related personnel expenses, legal fees and consultant fees related to the design, development, testing and enhancement of the Company's products and are expensed as incurred.

ADVERTISING COSTS

Advertising costs are expensed in the year incurred and were $15,142,000, $15,006,000 and $13,746,000 for 2002, 2001 and 2000, respectively.

WARRANTY COSTS

The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. Factors considered in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical warranty claim rates, historical cost-per claim, and knowledge of specific product failures that are outside the Company's typical experience. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future expectations.

The following table presents changes in the Company's accrued warranties and related costs for the years ended December 31, 2002, 2001 and 2000.

Year Ended December 31, (In thousands)	2002	2001	2000

Beginning warranty reserves	$4,052	$3,561	$3,338
Cost of warranty claims	(6,821)	(5,911)	(5,742)
Accruals for product warranties	7,589	6,402	5,965

Ending warranty reserves	$4,820	$4,052	$3,561

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual

Water Pik Technologies, Inc.    35

and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company's year ended December 31, 2002 and for its interim periods beginning January 1, 2003. The Company will continue to apply the disclosure only provision of SFAS No. 123, as amended by SFAS No. 148.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. However, the disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 in fourth quarter 2002. The Company will adopt the initial recognition and measurement provisions of FIN 45 prospectively in first quarter 2003 and does not believe such provisions will have a significant impact on the Company's consolidated results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect that adoption of this standard will have a material effect on the Company's consolidated results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 61, Amendment of FASB No. 13, and Technical Corrections." This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt become effective for the Company on January 1, 2003. The provisions of this statement related to lease modification are effective for transactions occurring after May 15, 2002. Management does not expect that adoption of this standard will have a material effect on the Company's consolidated results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 establishes a single accounting model for the impairment of disposal of long-lived assets, including discontinued operations. SFAS No. 144 changes the criteria that have to be met to classify an asset as held-for-sale, extends the reporting of discontinued operations to all components of an entity, and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment as previously required). Adoption of SFAS No. 144 in the first quarter of 2002 had no impact on the Company's consolidated results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the statement. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002. In accordance with SFAS No. 142, Water Pik Technologies identified two reporting units, the Personal Health Care segment and the Pool Products and Heating Systems segment, which constitute components of its business that include goodwill. The Company completed the first step of the transitional goodwill impairment test as of January 1, 2002 and the annual impairment test in fourth quarter 2002 and has determined that the fair value of each of the reporting units exceeded the reporting unit's carrying amount, and no impairment was indicated. Accumulated amortization on goodwill was $7,561,000 at December 31, 2002 and 2001.

36    Water Pik Technologies, Inc.

The following table provides the Company's net income and net income per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

Years ended December 31, (In thousands, except for per share amounts)	2002	2001	2000

Net income, as reported	$5,499	$10,117	$10,203
Add back: Goodwill amortization	–	1,719	1,706
Related income tax effect	–	(259)	(343)

Adjusted net income	$5,499	$11,577	$11,566

Basic net income per common share:
Net income per common share, as reported	$0.46	$0.85	$1.05
Add back: Goodwill amortization, net of related income tax effect	–	0.13	0.14

Adjusted net income per common share	$0.46	$0.98	$1.19

Diluted net income per common share:
Net income per common share, as reported	$0.44	$0.85	$1.05
Add back: Goodwill amortization, net of related income tax effect	–	0.12	0.14

Adjusted net income per common share	$0.44	$0.97	$1.19

Other intangible assets of $1,275,000 and $1,425,000 at December 31, 2002 and December 31, 2001, respectively (less accumulated amortization of $787,000 and $616,000 at December 31, 2002 and December 31, 2001, respectively), consist primarily of acquired patent rights and customer lists, which are amortized on a straight-line basis over periods ranging from 2 to 7 years and are classified in other assets in the accompanying consolidated balance sheets.

In the fourth quarter 2001, the Company early adopted EITF Issue 00-14, "Accounting for Certain Sales Incentives," and EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF 00-14 addresses the recognition, measurement and income statement classification of certain sales incentives offered by a vendor to customers. EITF 00-25 addresses the income statement classification of certain customer promotional payments, including slotting fees, cooperative advertising arrangements and buy-downs. Adoption of these statements resulted in the reclassification of certain customer promotional payments and cooperative advertising arrangements from selling expenses to a reduction in sales. In accordance with the guidance, amounts for all prior periods presented have been reclassified. The reclassification resulted in a decrease in sales and selling expenses of $6,418,000 and $7,820,000 for 2001 and 2000, respectively. These reclassifications had no effect on reported operating profit.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the current year financial statement presentation. Such reclassifications had no effect on reported results of operations or stockholders' equity.

3. Inventories

Inventories consist of the following:

December 31, (In thousands)	2002	2001

Raw materials and supplies	$16,710	$14,431
Work-in-process	4,672	4,471
Finished goods	18,375	16,161

Total inventories at current cost	39,757	35,063
Less: Allowances to reduce current cost values to LIFO basis	(3,917)	(3,995)

Total inventories	$35,840	$31,068

Inventories determined using the LIFO cost method were $30,960,000 at December 31, 2002 and $27,901,000 at December 31, 2001, net of the respective LIFO reserves. The remainder of inventory was determined using the FIFO cost method.

4. Supplemental Balance Sheet Information

Property, plant and equipment are as follows:

December 31, (In thousands)	2002	2001

Land	$4,682	$4,681
Buildings	23,110	22,431
Equipment	84,363	79,862
Software	6,317	5,288
Leasehold improvements	1,070	1,067

	119,542	113,329
Less: Accumulated depreciation and amortization	(68,768)	(61,534)

Property, plant and equipment, net	$50,774	$51,795

Water Pik Technologies, Inc.    37

Accrued liabilities are comprised of the following:

December 31, (In thousands)	2002	2001

Salaries and wages	$6,356	$6,376
Warranty reserves	4,820	4,052
Advertising	3,053	5,171
Sales allowances and rebates	8,244	5,378
Other	5,948	4,546

Total accrued liabilities	$28,421	$25,523

5. Long-term Debt

Long-term debt is comprised of the following:

December 31, (In thousands)	2002	2001

Revolving credit facility	$11,774	$13,522
Canadian revolving credit facility	1,059	2,233
Mortgage notes payable	19,629	20,453
Promissory notes payable – equipment financing facility	13,246	10,290
Long-term obligations under capital leases	26	147

	45,734	46,645
Less: Current portion	(4,858)	(4,722)

Long-term debt	$40,876	$41,923

Long-term debt is payable as follows: year ended December 31, 2003 – $4,858,000; 2004 – $16,372,000; 2005 – $3,782,000; 2006 – $3,782,000; 2007 – $1,498,000; and thereafter – $15,442,000.

REVOLVING CREDIT FACILITY

On November 29, 1999, the Company entered into a financing agreement with a group of banks for a revolving line of credit up to $60,000,000 through November 2004. In 2001, the Company voluntarily amended the revolving credit facility to increase the concentration limits of eligible accounts receivable from major customers, to obtain release of the mortgages on real property and certain machinery and equipment securing the facility, to increase inter-company indebtedness limitations, to increase the limit on letters of credit under the facility and to modify certain financial covenants. Borrowings under the revolving credit facility, as amended, are limited to borrowing base calculations based upon account receivable and eligible inventory, as defined. At December 31, 2002, the Company had $26,043,000 of borrowing availability remaining under borrowing base limitations of the credit facility. The credit facility is secured by certain Company assets.

Borrowings under the revolving credit facility bear interest at varying rates at either the bank's prime rate plus a margin of 25 to 50 basis points or, if the Company exercises a LIBOR (London Interbank Offered Rate) option, at the LIBOR rate plus a margin of 125 to 225 basis points per annum. The interest rate on $6,774,000 in prime rate based borrowings and $5,000,000 in LIBOR based borrowings outstanding at December 31, 2002 was 4.63 percent and 2.93 percent, respectively. The Company is subject to a $50,000 annual agency fee and an unused line fee equal to 0.175 percent to 0.50 percent per annum of the monthly average unused borrowings. The margins and unused line fees are dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and are adjusted quarterly. Interest on the revolving credit loan is payable monthly.

The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $10,000,000. A letter of credit fee is charged to the Company equal to 0.50 percent on the aggregate undrawn amount of all outstanding letters of credit. At December 31, 2002, the aggregate amount of outstanding letters of credit under the credit facility was $7,724,000.

The credit facility requires the Company to be in compliance with specific financial and non-financial covenants and restrictions relating to indebtedness, liens, investments, dividend payments, consolidated net worth, interest coverage, fixed charge coverage, capital expenditures and the relationship of our total consolidated indebtedness to our earnings before interest, taxes, depreciation and amortization. The Company was in compliance with these covenants at December 31, 2002.

CANADIAN REVOLVING CREDIT FACILITY

On November 3, 1999, the Company's Canadian subsidiary entered into a financing agreement with a bank for a revolving line of credit up to CDN. $11,000,000, increasing by CDN. $1,000,000 for certain months of the year, a forward exchange contract facility of up to CDN. $2,000,000 and the issuance of letters of credits not to exceed CDN. $500,000. In July 2001 and June 2002, the revolving line of credit was renewed with terms substantially identical to the original agreement. At December 31, 2002, the Company had CDN. $5,722,000 (US $3,625,000) of borrowing availability remaining under borrowing base limitations of the credit facility.

Borrowings under the revolving Canadian credit facility bear interest at varying rates at either the bank's prevailing annual Canadian or U.S. prime rate based on the funds borrowed plus 50 basis points. The interest rate on borrowings at December 31, 2002 was 5.0 percent. The interest is payable

38    Water Pik Technologies, Inc.

monthly. At December 31, 2002, the aggregate amount of outstanding letters of credit under the credit facility was CDN. $354,000 (US $224,000).

The Canadian credit facility requires the Company to be in compliance with specific financial and non-financial covenants and restrictions relating to indebtedness, liens, dividend payments, working capital and effective equity. The Company was in compliance with these covenants at December 31, 2002.

The weighted average interest rate on short-term borrowings under the Company's revolving credit facilities was 4.27 percent and 4.22 percent at December 31, 2002 and 2001, respectively.

8% PROMISSORY NOTE

The Company's Canadian subsidiary entered into a CDN. $9,759,000 (US $6,356,000), 8.0 percent promissory note with Les Agencies Claude Marchand, Inc. pursuant to the terms of the asset purchase agreement with Les Agencies Claude Marchand, Inc.

The principal was due in two equal installments on November 15, 2000 and August 6, 2001 with interest compounded monthly and payable quarterly. The two installments were paid in accordance with the terms of the agreement.

MORTGAGE NOTES PAYABLE

On October 22, 2001, the Company entered into a real estate financing agreement with a bank and mortgaged its four U.S. manufacturing facilities to secure four promissory notes totaling $20,590.000. Interest on the notes is at varying rates based on LIBOR plus a margin of 150 to 250 basis points, depending on the ratio of funded debt to EBITDA as adjusted quarterly, per annum. The interest rate on borrowings at December 31, 2002 was 2.89 percent. The notes require monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008. Proceeds of $20,590,000, less loan origination costs, were used to repay amounts outstanding under the Company's $60,000,000 revolving bank facility.

Under this financing agreement, the Company is required to be in compliance with specific financial covenants. The Company was in compliance with these financial covenants at December 31, 2002.

PROMISSORY NOTES PAYABLE – EQUIPMENT FINANCING FACILITY

On December 21, 2001, the Company entered into a $15,000,000 equipment financing agreement with a bank. Initial borrowings under this agreement of $10,290,000 were funded on December 28, 2001. On September 30, 2002, the Company borrowed an additional $4,500,000 under the facility. Borrowings under the facility are evidenced by four term notes each secured by specific machinery and equipment located at the Company's manufacturing facilities and at certain vendors' facilities. The notes bear interest at varying rates based on LIBOR plus 225 basis points per annum. The interest rate on borrowings at December 31, 2002 was 4.06 percent. The notes on the initial borrowings require quarterly payments of $514,500 plus accrued interest with all unpaid principal balances and accrued interest due on January 1, 2007. The September 30, 2002 notes require quarterly payments of $225,000 plus accrued interest with all unpaid principal balances and accrued interest due on September 30, 2007. Proceeds of $14,790,000, less loan origination costs, were used to repay amounts outstanding under the Company's $60,000,000 revolving bank facility.

In January 2002, the Company entered into two interest rate swap agreements that effectively convert the variable rate interest on the initial $10,290,000 in promissory notes payable under the equipment financing facility to a fixed rate of 6.73 percent. The aggregate notional amount outstanding under these interest rate swap agreements was $8,747,000 at December 31, 2002. Under these agreements, payments are made based on a fixed rate and received on a LIBOR based variable rate. Differentials to be paid or received under the agreements are recognized as interest expense. The interest rate swap agreements expire on January 1, 2007, which coincides with the maturity date of the promissory notes. These interest rate swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As such, changes in their fair values of $445,000 in 2002 have been recognized in accumulated comprehensive loss within stockholders' equity.

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

Pursuant to the SARP, certain officers of the Company exercised their rights in 2002, 2001 and 2000 to acquire an aggregate of 117,736, 220,892 and 50,275 shares, respectively, of the Company's common stock at the quoted market price for the ten days preceding the date of purchase.

Water Pik Technologies, Inc.    39

Payment for the purchased shares was in the form of full-recourse notes receivable by the Company from the officers which bear interest at a weighted average rate of 5.9 percent per annum and are payable in level monthly payments of principal and interest beginning on the fifth anniversary of the notes. The aggregate amount of the notes receivable from officers related to the purchase of these shares at December 31, 2002 and 2001 was $5,681,000 and $4,581,000, respectively, and was classified, along with the related interest receivable, as a reduction of stockholders' equity in the accompanying consolidated balance sheets. Further pursuant to the SARP, the Company awarded one share of restricted common stock of the Company at no cost to the officers for every two shares purchased under the SARP. During 2002, 2001 and 2000, an aggregate of 58,868, 110,446 and 25,137 restricted common shares with an aggregate market value on the date of issuance of $550,000, $873,000 and $182,000, respectively, were issued. The restrictions on the restricted shares lapse five years from the date of grant. The amounts are being amortized as compensation expense on a straight-line basis over the period of restrictions and the unamortized balance is classified as a reduction of stockholders' equity in the accompanying consolidated balance sheets. Compensation expense for 2002, 2001 and 2000 was $589,000, $430,000 and $282,000, respectively. Effective July 30, 2002, the Company ceased granting new loans under the SARP. During 2003, executives may participate in the SARP up to one times base annual salary, subject to availability of shares, by pledging shares acquired by the executive through open-market purchases without loan assistance from the Company.

Effective May 1, 2000, the Company implemented the ESPP. The ESPP allows eligible employees to purchase the Company's common stock through payroll deductions of up to 25.0 percent of their base earnings within the minimum and maximum contribution limits per payroll period as established in the ESPP. The Company contributes 15.0 percent of each participant's monthly contribution towards the purchase of shares of the Company's common stock. Shares of common stock are purchased monthly in the open market at the fair market value on the purchase date and vest immediately. In 2002, 2001 and 2000, 15,000, 19,000 and 11,000 shares, respectively, were purchased in the open market under the ESPP.

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

Restricted shares awarded under the Allegheny Teledyne SARP to a Company employee were converted into 12,276 restricted shares of Company common stock under the Water Pik Technologies Inc. 1999 Incentive Plan as of the spin-off date. The number of converted shares awarded was determined based on the relationship of the ATI stock price and stock price of the Company, so that the market value of the stock and the Company stock were equivalent before the spin-off and immediately after the spin-off. The Allegheny Teledyne SARP shares had a value of $150,000 when issued. The balance of the related prepaid compensation expense of $31,000 and $61,000 at December 31, 2002 and 2001, respectively, is recorded as a reduction of stockholders' equity in the accompanying consolidated balance sheets. The amount is being amortized to expense on the straight-line basis over the period of restrictions. In accordance with the terms in the original Allegheny Teledyne SARP, the restrictions on these shares lapse after five years from the original award date with restrictions lapsing from May 2003 through August 2004.

NON-EMPLOYEE DIRECTOR COMPENSATION PLAN

On November 12, 1999, the Company's Board of Directors adopted the Water Pik Technologies Inc. 1999 Non-Employee Director Stock Compensation Plan ("Directors' Plan"), which was subsequently amended on June 27, 2000. In 2001, the Company's Board of Directors and stockholders approved an amendment to the Directors' Plan to increase the number of shares of common stock reserved for issuance under the Directors' Plan, including shares issued in payment of retainer fees, to 200,000 shares. Pursuant to the Directors' Plan, as amended, each Non-Employee Director is granted, on a one-time basis, 3,000 shares of restricted common stock. The aggregate market value of restricted common stock on the date of grant issued in 2002, 2001 and 2000 was $28,000, $24,000 and $99,000, respectively. The amount is being amortized to expense on the straight-line basis over the period of restrictions and the unamortized balance of $50,000 and $68,000 at December 31, 2002 and 2001, respectively, is classified as a reduction of stockholders' equity in the accompanying consolidated balance sheets. Also in accordance with the Directors' Plan, the Company granted nonqualified options to non-employee directors to purchase shares of its common stock at future dates at the fair market value on the date of grant. Options vest from one to three years following the grant date. As of December 31, 2002 and 2001, 51,000 and 46,000 options with a weighted average

40    Water Pik Technologies, Inc.

exercise price of $7.38 and $7.07, respectively, had been granted under the Directors' Plan and 36,000 and 18,000 options with a weighted average exercise price of $7.08 and $7.02, respectively, were exercisable. On October 23, 2002, the Directors' Plan was amended in part to replace initial and annual option grants with annual grants of 3,000 shares of restricted stock. As of December 31, 2002, there were 105,000 shares available for grant under the Directors' Plan.

STOCK OPTION PLANS

On November 12, 1999, the Company's Board of Directors adopted the Water Pik Technologies, Inc. 1999 Incentive Plan ("Incentive Plan"), which provides for awards of up to 12.0 percent of the outstanding shares of the common stock of the Company to selected officers and key employees of the Company. The Incentive Plan provides for option grants designated as either nonqualified or incentive stock options that generally vest over a three-year period and expire ten years from the date of grant. On December 30, 1999, the Company's Board of Directors adopted the Water Pik Technologies, Inc. Broad-Based Stock Option Plan ("Broad-Based Plan"), which provides for awards of up to 5.0 percent of the outstanding shares of the common stock of the Company to employees of the Company. The Broad-Based Plan provides for nonqualified stock options that generally vest over a three-year period and expire ten years from the date of grant.

On October 25, 2000, the Personnel and Compensation Committee of the Board of Directors approved the Water Pik Technologies, Inc. Performance Share Plan ("PSP") and the grant of stock options for the performance period from January 1, 2001 to December 31, 2003 ("Current Performance Period"). The PSP for the Current Performance Period provides grants of stock options under the Company's Incentive Plan and Broad-Based Plan with performance-based vesting and cash performance awards that can be earned if specified performance objectives are met over a multi-year cycle. During the Current Performance Period, the financial target is based on the achievement of specified cumulative levels of earnings per share. If the financial target is met during the Current Performance Period, the PSP awards become fully vested on February 15 of the year following the three-year measurement period, February 15, 2004 for the Current Performance Period. If the financial target is not met during the Current Performance Period, the PSP awards vest at the rate of one-third each year beginning December 31, 2003. Options granted under the PSP expire ten years from the date of grant.

As of December 31, 2002, there were 38,000 shares available for option grants or awards under the Company's employee stock option plans.

The following table summarizes activity of the Company employees' stock options.

	2002		2001		2000
Year Ended December 31,	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	1,761,733	$8.42	1,552,936	$8.52	868,899	$9.46
Granted	251,000	9.49	284,000	7.98	844,400	7.94
Forfeitures	(41,951)	9.70	(74,537)	8.90	(160,363)	10.58
Exercised	(10,103)	7.76	(666)	8.25	–	–

Outstanding at end of year	1,960,679	$8.53	1,761,733	$8.42	1,552,936	$8.52

Exercisable at end of year	1,141,172	$8.63	822,918	$9.00	334,606	$9.85

Water Pik Technologies, Inc.    41

Information regarding employee stock options outstanding as of December 31, 2002 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted-Average Remaining Contractual Life
Price Range	Number of Shares		Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

$4.76 to $7.41	85,430	5.4 years	$6.77	57,665	$6.60
$7.53 to $7.97	922,882	7.4 years	$7.75	624,412	$7.72
$8.03 to $8.14	252,000	8.8 years	$8.03	83,989	$8.03
$8.17 to $9.73	507,604	8.2 years	$8.95	186,343	$8.55
$11.39 to $14.47	192,763	5.7 years	$12.59	188,763	$12.60

The weighted-average remaining contractual life of options outstanding as of December 31, 2002 is 7.5 years.

STOCK OPTION FAIR VALUE DISCLOSURE

The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, but applies APB Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for its stock options based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income and net income per share would have been as follows:

Year Ended December 31, (In thousands, except for per share amounts)	2002	2001	2000

Net income: as reported	$5,499	$10,117	$10,203
Net income: pro forma	$4,158	$8,951	$9,384
Basic net income per common share: as reported	$0.46	$0.85	$1.05
Basic net income per common share: pro forma	$0.35	$0.75	$0.97
Diluted net income per common share: as reported	$0.44	$0.85	$1.05
Diluted net income per common share: pro forma	$0.33	$0.75	$0.97

For purposes of pro forma disclosure, the estimated fair value of the options is amortized ratably over the options' vesting period. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions:

Year Ended December 31, (In thousands, except for per share amounts)	2002	2001	2000

Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	46.9%	49.9%	61.4%
Risk-free interest rate	3.5%	4.3%	6.2%
Expected lives (in years)	6.0	6.0	7.0
Weighted-average fair value of options granted during year	$4.69	$4.18	$5.30

The Black-Scholes option-valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

7. Stockholders' Equity

PREFERRED STOCK

Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as designated by the Company's Board of Directors. At December 31, 2002 and 2001, there were no shares of preferred stock issued and outstanding.

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

42    Water Pik Technologies, Inc.

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

As of December 31, 2002, there were 2,247,000 shares of common stock reserved for future issuance under the Company's stock option and employee stock purchase plans consisting of 2,012,000 of outstanding stock options and 235,000 of securities remaining available for future issuance under equity compensation plans.

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

Income from continuing operations before income taxes consisted of:

Year Ended December 31, (In thousands)	2002	2001	2000

United States	$13,859	$19,817	$17,922
Foreign	2,460	824	(720)

Income from continuing operations before income taxes	$16,319	$20,641	$17,202

The Company's provision for income taxes attributable to income from continuing operations consists of the following:

Year Ended December 31, (In thousands)	2002	2001	2000

Current:
Federal	$2,629	$6,786	$3,714
State	290	1,404	928

Total current	2,919	8,190	4,642
Deferred:
Federal	1,518	(156)	1,691
State	508	(83)	474
Foreign	883	175	(339)

Total deferred	2,909	(64)	1,826

Provision for income taxes	$5,828	$8,126	$6,468

Water Pik Technologies, Inc.    43

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate attributable to continuing operations:

Year Ended December 31,	2002	2001	2000

Federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.7	3.7	3.3
Federal tax credits	(2.6)	(0.5)	(0.4)
Other	(0.4)	1.2	(0.3)

Effective income tax rate	35.7%	39.4%	37.6%

The decrease in the effective tax rate from 2001 to 2002 is due to the non-amortization of goodwill for financial reporting purposes upon adoption of SFAS No. 142 effective January 1, 2002 and to adjustments to rates utilized for the determination of the effective tax rate based on completion of prior year tax returns. The fluctuation in the effective tax rate from 2000 to 2001 resulted primarily from changes in the apportionment methods used for state income taxes and to fluctuations in state tax credits and research and development credits.

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

December 31, (In thousands)	2002	2001

Deferred income tax assets:
Accrued liabilities	$6,476	$6,642
Inventories	2,795	1,539
Net operating loss carry-forwards	61	918
Intangible assets	1,460	1,112
Other	39	–

Total deferred income tax assets	10,831	10,211
Deferred income tax liabilities:
Depreciation and amortization	(2,637)	(1,510)

Total deferred income tax liabilities	(2,637)	(1,510)

Net deferred income tax asset	$8,194	$8,701

The net deferred income tax asset at December 31, 2002 includes deferred tax assets of $2,402,000 related to discontinued operations.

At December 31, 2002, the Company had operating loss carry-forwards of $1,140,000 relating to foreign subsidiaries that expire in 2007. This limitation should not materially impact the utilization of the operating loss carry-forwards. When realized, the tax benefit related to $970,000 of such foreign operating loss carry-forwards will be recorded as an adjustment to additional paid in capital.

Although realization of the net deferred tax asset is not assured, management believes that it is more likely than not that all of the net deferred tax assets will be realized. However, the amount of the deferred tax asset considered realizable could be adjusted in the future based on changing conditions.

10. Pension Plan and Retirement Benefits

RETIREMENT PLAN

Effective April 1, 2000, the Company implemented the Water Pik Technologies, Inc. Retirement Plan ("Retirement Plan") which qualifies under Section 401(k) of the Internal Revenue Code. Effective January 1, 2002, the Company restated the Plan to reflect certain provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001. Under the Retirement Plan, U.S. employees may defer up to 60.0 percent of their annual compensation up to the annual maximum dollar amount established by the IRS. The Retirement Plan provides for matching contributions by the Company of $0.50 for every $1.00 deferred up to the greater of 3.0 percent of annual compensation or $1,000. The Retirement Plan also provides for basic contributions of 2.0 to 4.5 percent of annual compensation as well as discretionary contributions of up to 1.0 percent of compensation based on Company profits. The implementation of the Retirement Plan satisfies the requirements of the Employee Benefits Agreement between the Company and ATI. Expense associated with the Retirement Plan in 2002, 2001 and 2000 was $2,431,000, $2,729,000 and $1,791,000, respectively. In December 2002, the Retirement Plan was amended to change the Company matching contributions from non-discretionary to discretionary contributions effective January 1, 2003. For 2003, 50.0 percent of the Company matching contributions will be contingent on the Company's achieving planned results.

ATI PENSION AND RETIREMENT PLANS

The Company participated in a defined contribution plan sponsored by ATI maintained for substantially all of its employees through April 1, 2000. The costs associated with this plan were $187,000 for 2000. Water Pik Technologies employees' account balances under the plan were transferred to the Retirement Plan effective April 1, 2000.

Certain of the Company's employees participated in the noncontributory defined benefit plan sponsored by ATI. Benefits under this defined benefit plan are generally based

44    Water Pik Technologies, Inc.

on years of service and/or final average pay. ATI funds the pension plan in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code. Under the Employee Benefits Agreement between the Company and ATI, Company employees who, as of the spin-off date, were participants in the ATI Pension Plan continued to accrue benefits under the ATI Pension Plan for service to the Company until April 1, 2000. Also, in accordance with the Employee Benefits Agreement, ATI has retained the obligation associated with the Company's employees that participated in this plan and will pay benefits at the same times and under the same terms and conditions as applicable to benefits accrued under the ATI Pension Plan. Net expenses associated with the ATI defined benefit plan allocated to the Company were $381,000 in 2000.

DEFERRED COMPENSATION PLAN

Effective November 29, 1999, the Company implemented the Water Pik Technologies, Inc. Deferred Compensation Plan ("Deferred Compensation Plan"). Effective July 1, 2001, the Deferred Compensation Plan was amended to eliminate automatic transfer for excess 401(k) deferrals into the plan, to reduce the maximum period for installment distributions from 15 to 10 years, to eliminate in-service withdrawals, to appoint a new trustee for the plan and to establish a Rabbi trust to hold the assets of the plan. The Deferred Compensation Plan, as amended, permits a select group of management or highly compensated employees who, due to IRS guidelines cannot take full advantage of the Retirement Plan, to annually elect to defer up to 100 percent of their base salary and annual bonus on a pre-tax basis. The Deferred Compensation Plan provides for matching contributions by the Company as well as basic and discretionary contributions as provided under the Retirement Plan. The Deferred Compensation Plan assets are invested in mutual funds as designated by the plan participants and placed in a Rabbi trust. Assets held in the Rabbi trust ($1,708,000 and $1,339,000 at December 31, 2002 and 2001, respectively) are subject to claims of the Company's creditors but otherwise must be used only for purposes of providing benefits under the Deferred Compensation Plan and are classified in other assets in the accompanying consolidated balance sheets. Distributions from the Deferred Compensation Plan are made at retirement, death or termination of employment, in a lump sum, or equal installments over the elected period. The liability under the Deferred Compensation Plan at December 31, 2002 and 2001 was $1,771,000 and $1,403,000, respectively. In December 2002, the Deferred Compensation Plan was amended to change the Company matching contributions from non-discretionary to discretionary contributions effective January 1, 2003. For 2003, 50.0 percent of the Company matching contributions will be contingent on the Company's achieving planned results.

11. Commitments and Contingencies

COMMITMENTS

The Company leases buildings and equipment under agreements that expire in various years through 2007. Certain leases contain renewal options with similar terms. Rental expense under operating leases was $1,326,000, $1,313,000 and $1,205,000 for 2002, 2001 and 2000, respectively. Future minimum rental commitments under operating leases with noncancelable terms of more than one year as of December 31, 2002, were as follows: $1,297,000 in 2003, $960,000 in 2004, $118,000 in 2005, $26,000 in 2006 and $2,000 in 2007.

INSURANCE RESERVES AND LEGAL CONTINGENCIES

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

Water Pik Technologies, Inc.    45

The Company has recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $6,066,000 and $7,361,000 as of December 31, 2002 and 2001, respectively. The amount related to product and general liability lawsuits, asserted claims and incurred but not reported claims was $4,904,000 and $6,680,000 as of December 31, 2002 and 2001, respectively. The amount related to workers' compensation asserted claims and incurred but not reported claims was $1,162,000 and $681,000 as of December 31, 2002 and 2001, respectively.

In connection with the spin-off, ATI received a tax ruling from the IRS stating that the spin-off would be tax-free to ATI and to ATI's stockholders. The Tax Sharing and Indemnification Agreement between the Company and ATI provides that the Company will indemnify ATI and its directors, officers, agents and representatives for any taxes imposed on, and other amounts paid by, them or ATI's stockholders if the Company takes actions or fails to take actions, that result in the spin-off not qualifying as a tax-free distribution. The significant restrictions imposed by the Tax Sharing and Indemnification Agreement expired on November 29, 2001 and the remaining restrictions expired on January 3, 2003. If any of the taxes or other amounts were to become payable by the Company, the payment could have a material adverse effect on the Company's business, results of operations, financials condition and cash flow.

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

A reconciliation of weighted average shares outstanding, used to calculate basic net income per common share, to weighted average shares outstanding assuming dilution, used to calculate diluted net income per common share, is as follows:

Year Ended December 31, (In thousands)	2002	2001	2000

Weighted average common shares outstanding – basic	12,045	11,827	9,686
Dilutive effect of employee stock options and restricted shares	368	121	37

Weighted average common shares outstanding – diluted	12,413	11,948	9,723

Net income used to compute basic and diluted net income per share	$5,499	$10,117	$10,203

Shares issuable upon exercise of dilutive options and the dilutive effect of restricted shares are determined using the treasury stock method. Options to purchase 245,000, 671,000 and 604,000 shares with exercise prices greater than the average market prices of common stock were outstanding during 2002, 2001 and 2000, respectively. These options were excluded from the respective computations of diluted net income per share because their effect would be anti-dilutive.

13. Acquisitions

In July 2000, the Company acquired the assets of Allegheny Technologies Japan Ltd., a distributor of the Company's Personal Health Care products, for $1,265,000 in cash. In connection with the purchase, the Company acquired working capital of $1,255,000, including cash of $504,000, and property, plant and equipment of $10,000. The transaction was accounted for as a purchase acquisition and, accordingly, the results of operations of Allegheny Technologies Japan Ltd. are included in the Company's consolidated financial statements from the date of acquisition. Pro forma comparative results of operations are not presented because they are not materially different from the Company's reported results of operations. The acquisition was accounted for as purchases and the operations are included in the Company's consolidated financial statements from the date of acquisition.

14. Discontinued Operations

In December 2002, the Company formalized a plan to dispose of its Ozone product line, a component of the Personal Health Care segment. The Ozone product line includes the Aquia® home sanitizing product introduced in September 2001. The Company has decided that the promotional investment necessary to create the market for consumer products based on this technology is significantly greater than the available resources. The Company expects that disposition through the sale of the Ozone product line

46    Water Pik Technologies, Inc.

will be completed by December 2003. The operating results of the discontinued product line have been reported separately as discontinued operations in the consolidated statements of income for all periods presented in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

In conjunction with this plan, the Company recorded impairment losses of $2,047,000 on machinery and equipment and $2,988,000 on inventory in 2002. The loss from operations of the discontinued product line net of income tax benefit was $4,992,000, $2,398,000 and $531,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Net sales related to the discontinued product line were not significant.

The assets and liabilities attributable to the discontinued operations have been reclassified to Other assets and Other accrued liabilities in the consolidated balance sheets and were as follows:

December 31, (In thousands)	2001

Accounts receivable, net	$100
Inventories	2,159
Property, plant and equipment, net	2,372

Assets attributable to discontinued operations	$4,631

Accounts payable	336

Liabilities attributable to discontinued operations	$336

Primarily as a result of the impairment losses recorded as discussed above, there were $2,402,000 in deferred tax assets related to the discontinued Ozone product line classified in deferred tax assets in the consolidated balance sheet at December 31, 2002. The carrying value of all other assets and liabilities related to the Ozone product line were not significant at December 31, 2002.

15. Business Segments

The Company operates in two business segments organized around its products: the Personal Health Care segment and the Pool Products and Heating Systems segment. The Personal Health Care segment designs, manufactures and markets personal health care products including showerheads, consumer and professional oral health products, water filtration products and personal stress relief products. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, electronic controls, valves, pumps, filters, water features and residential and commercial water-heating systems.

Water Pik Technologies, Inc.    47

Information on the Company's business segments is as follows:

Year Ended December 31, (In thousands)	2002	2001	2000

Sales:
Personal Health Care	$123,836	$119,563	$117,283
Pool Products and Heating Systems	157,966	162,128	170,950

Total sales	$281,802	$281,691	$288,233

Operating profit:
Personal Health Care	$7,208	$6,769	$7,984
Pool Products and Heating Systems	11,205	16,125	12,815

Total operating profit	18,413	22,894	20,799
Interest expense	2,319	2,879	3,899
Other income	(225)	(626)	(302)

Income from continuing operations before income taxes	$16,319	$20,641	$17,202

Depreciation and amortization:
Personal Health Care[1]	6,485	4,932	4,712
Pool Products and Heating Systems	3,091	4,562	4,638
Corporate	82	61	31

Total depreciation and amortization	$9,658	$9,555	$9,381

Capital expenditures:
Personal Health Care[2]	$4,120	$12,738	$7,316
Pool Products and Heating Systems	4,563	3,102	4,474
Corporate	95	48	288

Total capital expenditures	$8,778	$15,888	$12,078

Identifiable assets:
Personal Health Care[3]	$70,477	$69,849	$53,842
Pool Products and Heating Systems	115,435	112,828	108,867
Corporate	13,173	11,914	10,487

Total identifiable assets	$199,085	$194,591	$173,196

1Personal Health Care depreciation and amortization excludes depreciation related to discontinued operations of $2,535,000 in 2002 and $194,000 in 2001.

2Personal Health Care capital expenditures excludes expenditures related to discontinued operations of $163,000 in 2002 and $2,566,000 in 2001.

3Personal Health Care identifiable assets include assets of discontinued operations of $4,631,000 as of December 31, 2001.

48    Water Pik Technologies, Inc.

The following information sets forth geographic information on our sales and long-lived assets for 2002, 2001 and 2000:

(In thousands)	United States	Canada	Other	Consolidated

Year ended December 31, 2002:
Sales to unaffiliated customers	$235,718	$26,806	$19,278	$281,802

Long-lived assets at December 31, 2002	$63,762	$6,103	$17	$69,882

Year ended December 31, 2001:
Sales to unaffiliated customers	$235,563	$25,104	$21,024	$281,691

Long-lived assets at December 31, 2001[1]	$69,518	$6,243	$7	$75,768

Year ended December 31, 2000:
Sales to unaffiliated customers	$239,616	$24,746	$23,871	$288,233

Long-lived assets at December 31, 2000	$57,476	$7,022	$9	$64,507

1United States long-lived assets include assets related to discontinued operations of $4,531,000 as of December 31, 2001.

16. Quarterly Data (Unaudited)

Quarter Ended (In thousands, except for per share amounts)	March 31	June 30	September 30	December 31

2002:
Sales	$56,959	$72,435	$67,804	$84,604
Gross profit	17,431	24,124	22,481	26,529
Income from continuing operations	382	4,168	1,964	3,977
Net income (loss)	(257)	3,838	1,683	235
Basic income (loss) per common share
Continuing operations	$0.03	$0.35	$0.16	$0.33
Net income (loss)	$(0.02)	$0.32	$0.14	$0.02
Diluted income (loss) per common share
Continuing operations	$0.03	$0.33	$0.16	$0.32
Net income (loss)	$(0.02)	$0.31	$0.13	$0.02
2001:
Sales	54,700	71,839	73,422	81,730
Gross profit	16,473	23,684	23,236	29,643
Income (loss) from continuing operations	(551)	3,850	2,611	6,605
Net income (loss)	(752)	3,283	1,934	5,652
Basic income (loss) per common share
Continuing operations	$(0.05)	$0.33	$0.22	$0.55
Net income (loss)	$(0.06)	$0.28	$0.16	$0.47
Diluted income (loss) per common share
Continuing operations	$(0.05)	$0.32	$0.22	$0.55
Net income (loss)	$(0.06)	$0.28	$0.16	$0.47

Water Pik Technologies, Inc.    49

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10 Directors and Executive Officers of the Registrant

Information regarding the Company's Board of Directors will be set forth under the caption "Proposal One—Election of Directors" in the Company's definitive Proxy Statement for use in connection with its Annual Meeting of Stockholders scheduled to be held on April 24 2003 (the "2003 Proxy Statement") and is incorporated herein by reference. The 2003 Proxy Statement will be filed with the Securities and Exchange Commission ("SEC") within 120 days after the end of the Company's fiscal year.

The information regarding the Company's executive officers required by this Item (other than the information regarding executive officers set forth at the end of Item 1 of Part I of this Form 10-K) and information regarding timely filing of stock transaction reports on Forms 3,4 and 5 by the Company's directors and executive officers will be contained in the Company's definitive 2003 Proxy Statement for its 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11 Executive Compensation

The information required by this Item will be contained in the sections entitled "Executive Compensation" and "Director Compensation" in the Company's definitive 2003 Proxy Statement for its 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company's disclosures regarding security ownership of certain beneficial owners and management will be contained in the section entitled "Stock Ownership Information" in the Company's definitive 2003 Proxy Statement for its 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

In addition, set forth below is a summary of the Company's equity compensation plans as of December 31, 2002:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,438,179	[1]	$8.32	199,188	[3]
Equity compensation plans not approved by security holders[2]	573,500		$8.96	36,334	[4]

Total	2,011,679		$8.50	235,522

1Includes stock options under the Water Pik Technologies, Inc. 1999 Incentive Plan (the "Incentive Plan"), approved by stockholders in May 2000, which provides for awards of up to 12.0 percent of the outstanding shares of the Common Stock of the Company to selected officers and key employees. Also, includes stock options under the Water Pik Technologies, Inc. 1999 Non-Employee Director Stock Compensation Plan (the "Directors' Plan"), approved by stockholders in April 2001.

2Consists of stock options granted under the Water Pik Technologies, Inc. Broad-Based Stock Option Plan (the "Broad-Based Plan"), approved by the Board of Directors on December 30, 1999. See "Equity Compensation Plans Not Approved by Security Holders" below for additional information.

3Amount includes securities available under the Incentive Plan, The Directors' Plan and the Water Pik Technologies, Inc. Employee Stock Purchase Plan, which consists of the Stock Acquisition and Retention Program ("SARP") and the Employee Stock Purchase Program ("ESPP"). Types of awards available under the Incentive Plan include stock options, restricted stock and stock appreciation rights. Types of awards available under the Directors' Plan include stock options, restricted stock and common stock issued in payment for retainer fees. Under both the Incentive Plan and the Directors' Plan, the securities available for future issuance are reserved for any of such types of awards. Amount also includes 92,058 shares available for issuance under the SARP, which may only be granted as restricted stock awards.

4Amount includes securities available under the Broad-Based Plan. See "Equity Compensation Plans Not Approved by Security Holders" below for additional information.

50    Water Pik Technologies, Inc.

Equity Compensation Plans Not Approved by Security Holders

The Company's Broad-Based Plan has not been approved by security holders. The Broad-Based Plan provides for grants of stock options to eligible employees other than officers and directors of the Company. The total number of shares authorized under the Broad-Based Plan is 5.0% of the outstanding shares of the Common Stock of the Company, increased automatically if there is an increase in the Company's outstanding shares. The Broad-Based Plan provides for nonqualified stock options that generally vest over a three-year period and expire ten years from the date of grant.

Item 13 Certain Relationships and Related Transactions

The information required by this Item will be contained in the section entitled "Certain Relationships and Related Transactions with the Company" in the Company's definitive 2003 Proxy Statement for its 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14 Controls and Procedures

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

Item 15 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

The following consolidated financial statements which are required to be filed by Item 8 of this Report:

Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets at December 31, 2002 and 2001
Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

Water Pik Technologies, Inc.    51

2. FINANCIAL STATEMENT SCHEDULES

Schedule II – Qualifying Accounts and Reserves
(in thousands)

Column A	Column B	Column C		Column D		Column E

		Additions
Description	Balance at Beginning of Period	Charged to Cost & Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts and sales returns	$1,723	$677	$–	$300	(a)	$2,100
Liability reserves:
Warranty reserves	4,052	7,589	–	6,821	(b)	4,820
Product liability and workers' compensation reserves	7,361	1,462	–	2,757	(b)	6,066
Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts and sales returns	1,910	(66)	–	121	(a)	1,723
Liability reserves:
Warranty reserves	3,561	6,402	–	5,911	(b)	4,052
Product liability and workers' compensation reserves	9,503	1,499	–	3,641	(b)	7,361
Year ended December 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts and sales returns	1,372	679	–	141	(a)	1,910
Liability reserves:
Warranty reserves	3,338	5,965	–	5,742	(b)	3,561
Product liability and workers' compensation reserves	$10,423	$825	$–	$1,745	(b)	$9,503

aUncollectable accounts written off, net of recoveries and returns

bCash payments on claims

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3. EXHIBITS

A list of exhibits included in this Report or incorporated by reference is found in the Exhibit Index set forth below.

(a)
(3) Exhibit Index:

EXHIBIT NUMBER	DESCRIPTION

2.1
Separation and Distribution Agreement dated November 29, 1999, between Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 2.1 to Form 8-K filed on December 1, 1999.)
2.2
Amendment dated November 14, 2000, to Tax Sharing and Indemnification Agreement dated November 29, 1999, between Water Pik Technologies, Inc. and Allegheny Teledyne Incorporated and to Separation and Distribution Agreement dated November 29, 1999, between Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Water Pik Technologies, Inc. (This document also relates to Exhibit 10.2 below.) (Incorporated by reference from Exhibit 2.2 to Form 10-K for fiscal year ended December 31, 2000, filed on March 20, 2001 ("2000 Form 10-K").)

52    Water Pik Technologies, Inc.

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
4.12
Amendment, Waiver and Consent Agreement dated October 22, 2001, to the Restated Credit Agreement. (Incorporated by reference from Exhibit 4.12 to Form-10-K for fiscal year ended December 31, 2001, filed on March 21, 2002 ("2001 Form 10-K").)
4.13	Amendment, Waiver and Consent Agreement dated December 21, 2001, to the Restated Credit Agreement. (Incorporated by reference from Exhibit 4.13 to 2001 Form 10-K.)
4.14
Revolving Line of Credit Facility dated July 30, 2001, between Water Pik Technologies Canada, Inc. and BNP Paribas (Canada), as amended. (Incorporated by reference from Exhibit 4.1 to Form 10-Q filed November 13, 2001.)
4.15	Loan Agreement dated October 22, 2001, between Water Pik, Inc. and Laars, Inc., and U.S. Bank National Association. (Incorporated by reference from Exhibit 4.15 to 2001 Form 10-K.)
4.16	Form of Promissory Note dated October 22, 2001, by Laars, Inc. and Water Pik, Inc., in favor of U.S. Bank National Association. (Incorporated by reference from Exhibit 4.16 to 2001 Form 10-K.)

Water Pik Technologies, Inc.    53

4.17
Form of Deed of Trust (or Mortgage), Security Agreement, Financing Statement and Assignment of Rents dated October 22, 2001, by Laars, Inc. and/or Water Pik, Inc., in favor of U.S. Bank National Association. (Incorporated by reference from Exhibit 4.17 to 2001 Form 10-K.)
4.18
Intercreditor Agreement dated October 22, 2001, between Laars, Inc., Water Pik, Inc., U.S. Bank National Association, and The Chase Manhattan Bank, as agent for lenders named under the Restated Credit Agreement (Incorporated by reference from Exhibit 4.18 to 2001 Form 10-K.)
4.19
Note and Security Agreement dated December 21, 2001, by Laars, Inc. and Jandy Industries, Inc. in favor of Banc of America Leasing & Capital, LLC. (Incorporated by reference from Exhibit 4.19 to 2001 Form 10-K.)
4.20	Note and Security Agreement dated December 21, 2001, by Water Pik, Inc. in favor of Banc of America Leasing & Capital, LLC. (Incorporated by reference from Exhibit 4.20 to 2001 Form 10-K.)
4.21
Form of Cross Collateralization and Cross Default Addendum dated December 21, 2001, by Laars, Inc., Jandy Industries, Inc. and Water Pik, Inc., in favor of Banc of America Leasing & Capital, LLC. (Incorporated by reference from Exhibit 4.21 to 2001 Form 10-K.)
4.22
Form of Guaranty dated December 21, 2001, by Laars, Inc., Water Pik, Inc., and Water Pik Technologies, Inc., in favor of Banc of America Leasing & Capital, LLC. (Incorporated by reference from Exhibit 4.22 to 2001 Form 10-K.)
4.23
Form of ISDA (International Swap Dealers Association) Master Agreement dated December 21, 2001, between Bank of America, N.A. and, Laars, Inc. Jandy Industries, Inc., and Water Pik, Inc. (Incorporated by reference from Exhibit 4.23 to 2001 Form 10-K.)
4.24
Revolving Line of Credit Facility dated June 14, 2002, and executed on September 9, 2002, between Water Pik Technologies Canada, Inc. and BNP Paribas (Canada), as amended. (Incorporated by reference from Exhibit 4.1 to Form 10-Q filed on November 13, 2002.)
4.25	Moveable Hypothec dated September 9, 2002, between Water Pik Technologies Canada, Inc. and BNP Paribas (Canada). (Incorporated by reference from Exhibit 4.2 to Form 10-Q filed on November 13, 2002.)
4.26
Security Relating to Commercial Insurance dated September 9, 2002, between Water Pik Technologies Canada, Inc. and BNP Paribas (Canada). (Incorporated by reference from Exhibit 4.3 to Form 10-Q filed on November 13, 2002.)
4.27
Amendment and Consent Agreement dated September 20, 2002, to the Restated Credit Agreement dated as of November 29, 1999, as amended, between Water Pik, Inc. and Laars, Inc., the Guarantors and Lenders named therein, and the JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as Agent for the Lenders. (Incorporated by reference from Exhibit 4.4 to Form 10-Q filed on November 13, 2002.)
4.28
Note and Security Agreement dated September 30, 2002, by Laars, Inc. in favor of Banc of America Leasing & Capital, LLC. (Incorporated by reference from Exhibit 4.5 to Form 10-Q filed on November 13, 2002.)
4.29
Note and Security Agreement dated September 30, 2002, by Water Pik, Inc. in favor of Banc of America Leasing & Capital, LLC. (Incorporated by reference from Exhibit 4.6 to Form 10-Q filed on November 13, 2002.)
4.30
Form of Guaranty dated September 30, 2002, by Laars, Inc., Water Pik, Inc. and Water Pik Technologies, Inc. in favor of Banc of America Leasing & Capital, LLC. (Incorporated by reference from Exhibit 4.7 to Form 10-Q filed on November 13, 2002.)
10.1
Tax Sharing and Indemnification Agreement dated November 29, 1999, between Water Pik Technologies, Inc. and Allegheny Teledyne Incorporated. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 1, 1999.)

54    Water Pik Technologies, Inc.

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
*10.5	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc. and Michael P. Hoopis. (Incorporated by reference from Exhibit 10.5 to 2001 Form 10-K.)
*10.6	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc. and Robert J. Rasp. (Incorporated by reference from Exhibit 10.6 to 2001 Form 10-K.)
*10.7	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc., and Robert A. Shortt. (Incorporated by reference from Exhibit 10.7 to 2001 Form 10-K.)
*10.8	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc., and Victor C. Streufert. (Incorporated by reference from Exhibit 10.8 to 2001 Form 10-K.)
*10.9	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc., and Richard P. Bisson. (Incorporated by reference from Exhibit 10.9 to 2001 Form 10-K.)
*10.10	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc., and Theresa Hope-Reese. (Incorporated by reference from Exhibit 10.10 to 2001 Form 10-K.)
*10.11	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc. and Richard D. Tipton. (Incorporated by reference from Exhibit 10.11 to 2001 Form 10-K.)
*10.12
Water Pik Technologies, Inc. Deferred Compensation Plan, as amended and restated effective July 1, 2001. (Incorporated by reference from Exhibit 4.1 of Registration Statement on Form S-8 filed on July 18, 2001.)
*10.13
Amendment No. 1 to Water Pik Technologies, Inc. Deferred Compensation Plan, as amended and restated effective July 1, 2001. (Incorporated by reference from Exhibit 4.2 of Registration Statement on form S-8 filed on July 18, 2001.)
*10.14	Amendment No. 2 dated January 1, 2003 to Water Pik Technologies, Inc. Deferred Compensation Plan, as amended and restated effective July 1, 2001. (Filed herewith.)
*10.15	1999 Non-Employee Director Stock Compensation Plan of Water Pik Technologies, Inc., as amended on October 23, 2002. (Filed herewith.)
*10.16	1999 Incentive Plan of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 10.11 to 1999 Form 10-K.)
*10.17	Employee Stock Purchase Plan of Water Pik Technologies, Inc., as amended. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed August 15, 2001.)
*10.18	Water Pik Technologies, Inc. Broad-Based Stock Option Plan effective November 29, 1999. (Filed herewith.)
*10.19	Performance Share Plan of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed May 15, 2001.)
10.20
Stock Purchase Agreement dated as of December 29, 2000, by and among Water Pik Technologies, Inc., Special Value Bond Fund, LLC and Special Value Bond Fund II, LLC. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 11, 2001.)

Water Pik Technologies, Inc.    55

*10.21	Form of Indemnity Agreement entered into with directors and executive officers of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed August 14, 2001.)
*10.22	2003 Annual Incentive Plan of Water Pik Technologies, Inc. (Filed herewith.)
*10.23	Promissory Note dated December 3, 2001 by Robert A. Shortt in favor of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 10.21 to 2001 Form 10-K.)
*10.24	Stock Pledge Agreement dated December 3, 2001, by Robert A. Shortt, in favor of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 10.22 to 2001 Form 10-K.)
21.1	Subsidiaries of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 21.1 to 2000 10-K.)
23.1	Consent of Ernst & Young LLP, Independent Auditors. (Filed herewith.)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

*Management contract or compensatory plan or arrangement.

The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained or incorporated by reference herein.

(b)
Reports on Form 8-K Filed in the Fourth Quarter of 2002:

There were no reports on Form 8-K filed in the Fourth Quarter of 2002.

(c)
Exhibits

See subsection (a)(3) above.

(d)
Financial Statement Schedules

See subsections (a)(1) and (2) above.

56    Water Pik Technologies, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER PIK TECHNOLOGIES, INC.

Date: March 13, 2003	By: /s/ MICHAEL P. HOOPIS Michael P. Hoopis President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL P. HOOPIS Michael P. Hoopis	President, Chief Executive Officer and a Director (Principal Executive Officer)	March 13, 2003
/s/ VICTOR C. STREUFERT Victor C. Streufert	Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 13, 2003
/s/ ROBERT P. BOZZONE Robert P. Bozzone	Director	March 11, 2003
/s/ F. PETER CUNEO F. Peter Cuneo	Director	March 11, 2003
/s/ BABETTE E. HEIMBUCH Babette E. Heimbuch	Director	March 11, 2003
/s/ W. CRAIG MCCLELLAND W. Craig McClelland	Director	March 11, 2003
/s/ WILLIAM G. OUCHI William G. Ouchi	Director	March 11, 2003
/s/ CHARLES J. QUEENAN, JR. Charles J. Queenan, Jr.	Director	March 11, 2003

Water Pik Technologies, Inc.    57

WATER PIK TECHNOLOGIES, INC.

CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Michael P. Hoopis, certify that:

1.
I have reviewed this Annual Report on Form 10-K of Water Pik Technologies, Inc.;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c)
presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003	By:	/s/ MICHAEL P. HOOPIS Michael P. Hoopis Chief Executive Officer

58    Water Pik Technologies, Inc.

CERTIFICATION

I, Victor C. Streufert, certify that:

1.
I have reviewed this Annual Report on Form 10-K of Water Pik Technologies, Inc.;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c)
presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003	By:	/s/ VICTOR C. STREUFERT Victor C. Streufert Chief Financial Officer

Water Pik Technologies, Inc.    59

QuickLinks

PART I
PART II
PART III
WATER PIK TECHNOLOGIES, INC. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002