Form 10-Q
period 2003-03-31
WATER PIK TECHNOLOGIES INC
filed 2003-05-13
CIK 1094286

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-15297

WATER PIK TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1843384
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
23 Corporate Plaza, Suite 246 Newport Beach, CA 92660 (Address of principal executive offices, including zip code)
Registrant's telephone number, including area code: (949) 719-3700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes ☒    No ☐

The number of shares of Common Stock outstanding on May 12, 2003 was 12,488,862 shares.

WATER PIK TECHNOLOGIES, INC.

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Water Pik Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except for share and per share amounts)

	March 31, 2003	December 31, 2002

	(Unaudited)
Assets
Current assets:
Cash	$303	$1,038
Accounts receivable, less allowances of $1,686 at March 31, 2003 and $2,100 at December 31, 2002	58,668	78,966
Inventories	42,362	35,840
Deferred income taxes	6,472	6,685
Prepaid expenses and other current assets	4,742	3,457

Total current assets	112,547	125,986
Property, plant and equipment, net	49,538	50,774
Goodwill, net	18,505	18,330
Deferred income taxes	1,325	1,509
Other assets	2,452	2,486

Total assets	$184,367	$199,085

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$22,108	$22,209
Accrued income taxes	—	139
Accrued liabilities	18,723	28,421
Current portion of long-term debt	10,247	4,858

Total current liabilities	51,078	55,627
Long-term debt, less current portion	32,501	40,876
Other accrued liabilities	6,134	6,978

Total liabilities	89,713	103,481
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 12,465,862 and 12,447,865 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	125	125
Additional paid-in capital	78,279	78,144
Equity adjustments due to stock plans	(8,348)	(8,331)
Retained earnings	25,178	27,015
Accumulated comprehensive loss	(580)	(1,349)

Total stockholders' equity	94,654	95,604

Total liabilities and stockholders' equity	$184,367	$199,085

See accompanying notes

Water Pik Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2003	2002

Sales	$55,389	$56,959
Cost and expenses:
Cost of sales	40,095	39,528
Selling expenses	10,926	9,892
General and administrative expenses	4,598	4,663
Research and development expenses	2,187	1,807

	57,806	55,890

Operating income (loss)	(2,417)	1,069
Interest expense	539	684
Other income	(124)	(218)

Income (loss) from continuing operations before income taxes	(2,832)	603
Income tax provision (benefit)	(1,035)	221

Income (loss) from continuing operations	(1,797)	382
Discontinued operations:
Loss from operations of discontinued product line	(63)	(1,015)
Income tax benefit	(23)	(376)

Loss on discontinued operations	(40)	(639)

Net loss	$(1,837)	$(257)

Basic and diluted net loss per common share
Continuing operations	$(0.15)	$0.03
Discontinued Operations	—	(0.05)

Net loss	$(0.15)	$(0.02)

Shares used in per share calculation — basic and diluted	12,075,000	11,992,000

See accompanying notes

Water Pik Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002

Operating activities:
Net loss	$(1,837)	$(257)
Loss from discontinued product line	40	639

Income (loss) from continuing operations	(1,797)	382
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,360	2,303
Deferred income taxes	308	287
Compensation expense arising from stock awards	53	85
Change in operating assets and liabilities:
Accounts receivable	20,800	6,133
Inventories	(6,253)	(2,005)
Accounts payable	(197)	(5,236)
Accrued liabilities	(9,749)	(7,376)
Other assets and liabilities	(2,250)	(4,830)

Cash provided by (used in) operating activities	3,275	(10,257)

Investing activities:
Purchases of property, plant and equipment	(905)	(1,222)
Disposals of property, plant and equipment	14	30

Cash used in investing activities	(891)	(1,192)

Financing activities:
Net borrowings under revolving credit facilities	(2,210)	11,498
Repayments of promissory notes	(946)	(206)
Principal payments on capital leases	(13)	(40)
Proceeds from exercise of stock options	23	24

Cash (used in) provided by financing activities	(3,146)	11,276

Effect of exchange rate changes on cash	67	(28)
Cash used in discontinued operations	(40)	(418)

Decrease in cash	(735)	(619)
Cash at beginning of period	1,038	997

Cash at end of period	$303	$378

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

In December 2002, the Company formalized a plan to dispose of its Ozone product line, a component of the Personal Health Care segment. The Ozone product line includes the Aquia® home sanitizing product introduced in September 2001. The operating results of the discontinued product line have been reported separately as discontinued operations in the consolidated statements of operations and the assets and liabilities have been reclassified to other assets and other liabilities in the consolidated balance sheets for all periods presented.

FISCAL YEAR

The company operates on a 52- or 53- week fiscal year ending on the Sunday nearest to December 31. Any three-month data contained in this Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Sunday nearest March 31 of the respective year, but presented as of March 31 for convenience.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts reported in previous years have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on reported results of operations or stockholders' equity. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's consolidated results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Adoption of FIN 46 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for the Company's year ended December 31, 2002 and for its interim periods beginning January 1, 2003. Adoption of SFAS No. 148 did not have an impact on the Company's consolidated results of operations or financial position. The Company will continue to apply the disclosure-only provision of SFAS No. 123, as amended by SFAS No. 148.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. However, the disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 in fourth quarter 2002 and the initial recognition and initial measurement provisions in the first quarter of 2003. Adoption of FIN 45 had no impact on the Company's consolidated results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 in fourth quarter 2002 and the cost recognition provisions in the first quarter of 2003. Adoption of SFAS No. 146 had no impact on the Company's consolidated results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 61, Amendment of FASB No. 13, and Technical Corrections." This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt become effective for the Company on January 1, 2003. The provisions of this statement related to lease modification are effective for transactions occurring after May 15, 2002. Adoption of SFAS No. 145 in the first quarter of 2003 had no impact on the Company's consolidated results of operations or financial position.

2.     Inventories

Inventories are stated at the lower of cost (last-in, first-out ("LIFO") and first-in, first-out ("FIFO") cost methods) or market. Inventories consist of the following:

	March 31, 2003	December 31, 2002

	(In thousands)
Raw materials and supplies	$18,736	$16,710
Work-in-process	5,644	4,672
Finished goods	21,905	18,375

Total inventories at current cost	46,285	39,757
Less: Allowances to reduce current cost values to LIFO basis	(3,923)	(3,917)

Total inventories	$42,362	$35,840

Inventories determined using the LIFO cost method were $34,998,000 at March 31, 2003 and $30,960,000 at December 31, 2002, net of the respective LIFO reserves. The remainder of inventory was determined using the FIFO cost method.

3.     Long-Term Debt

Long-term debt is comprised of the following:

	March 31, 2003	December 31, 2002

	(In thousands)
Revolving credit facility	$4,340	$11,774
Canadian revolving credit facility	6,447	1,059
Mortgage notes payable	19,423	19,629
Promissory notes payable — equipment financing facility	12,506	13,246
Long-term obligations under capital leases	32	26

	42,748	45,734
Less: Current portion	(10,247)	(4,858)

Long-term debt	$32,501	$40,876

The Company utilizes interest rate swap agreements as cash flow hedges to lock in the interest rate on borrowings and therefore achieve a desired proportion of variable and fixed-rate debt. At March 31, 2003 and December 31, 2002, the Company had outstanding two interest rate swap agreements with aggregate notional amounts of $8,232,000 and $8,747,000, respectively, expiring on January 1, 2007. The changes in their fair values resulted in a gain of $20,000 and a loss of $42,000 for the three months ended March 31, 2003 and 2002, respectively, which have been recognized in accumulated comprehensive loss within stockholders' equity. The counterparty to these interest rate swap agreements is a major financial institution. The Company continually monitors the credit quality of the financial institution and anticipates full performance by the counterparty.

The revolving credit facility, Canadian revolving credit facility and the real estate loan agreement and related mortgage notes require the Company to be in compliance with specific financial and non-financial covenants and restrictions. The Company was in compliance with these covenants at March 31, 2003.

4.     Stock Option Fair Value Disclosure

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, but applies Accounting Principles Board ("APB") No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for its stock option plans based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss and net loss per common share would have been as follows:

	Three Months Ended March 30,
	2003	2002

	(In thousands, except per share amounts)
Net loss, as reported	$(1,837)	$(257)
Stock based compensation, net of tax	(235)	(336)

Pro forma net loss	$(2,072)	$(593)

Basic and diluted net loss per common share
As reported	$(0.15)	$(0.02)
Pro forma	$(0.17)	$(0.05)

For purposes of pro forma disclosure, the estimated fair value of the options is amortized ratably over the options' vesting period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the three months ended March 31, 2003 and 2002.

5.     Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended March 31,
	2003	2002

	(In thousands)
Net loss	$(1,837)	$(257)
Foreign currency translation gains (losses)	749	(86)
Change in fair value of cash flow hedge	20	(42)

Comprehensive loss	$(1,068)	$(385)

6.     Income Taxes

The provision for income taxes for the 2003 and 2002 interim periods was computed in accordance with FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods," and was based on projections of total year pretax income in accordance with SFAS No. 109, "Accounting for Income Taxes." The effective income tax rate attributable to continuing operations was 36.5 percent and 36.7 percent for the three months ended March 31, 2003 and 2002, respectively.

7.     Commitments and Contingencies

WARRANTIES

The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. Factors considered in determining appropriate accruals for product warranty obligations include size of the installed base of products subject to warranty protection, historical warranty claim rates, historical cost-per claim, and knowledge of specific product failures that are outside the Company's typical experience. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future expectations.

Information on changes in the Company's accrued warranties and related costs are as follows:

	Three Months Ended March 31,
	2003	2002

	(In thousands)
Beginning warranty reserves	$4,820	$4,052
Cost of warranty claims	(1,950)	(1,784)
Accruals for product warranties	1,743	1,663

Ending warranty reserves	$4,613	$3,931

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

The Company has recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $5,189,000 and $6,066,000 as of March 31, 2003 and December 31, 2002, respectively. The amount related to product and general liability lawsuits, asserted claims and incurred but not reported claims was $4,184,000 and $4,904,000 as of March 31, 2003 and December 31, 2002, respectively. The amount related to workers' compensation asserted claims and incurred but not reported claims was $1,005,000 and $1,162,000 as of March 31, 2003 and December 31, 2002, respectively.

In connection with the spin-off of Water Pik Technologies, Inc. from Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated ("ATI"), on November 29, 1999, ATI received a tax ruling from the IRS stating that the spin-off would be tax-free to ATI and to ATI's stockholders. The Tax Sharing and Indemnification Agreement between the Company and ATI provides that the Company will indemnify ATI and its directors, officers, agents and representatives for any taxes imposed on, and other amounts paid by, them or ATI's stockholders if the Company takes actions or fails to take actions, that result in the spin-off not qualifying as a tax-free distribution. The significant restrictions imposed by the Tax Sharing and Indemnification Agreement expired on November 29, 2001 and the remaining restrictions expired on January 3, 2003. If any of the taxes or other amounts were to become payable by the Company, the payment could have a material adverse effect on the Company's business, results of operations, financials condition and cash flow.

8.     Net Loss Per Common Share

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

As a result of the net losses for the three months ended March 31, 2003 and 2002, unvested restricted stock and outstanding stock options have been excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive.

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

Information on the Company's business segments is as follows:

	Three Months Ended March 31,
	2003	2002

	(In thousands)
Sales:
Personal Health Care	$27,778	$28,489
Pool Products and Heating Systems	27,611	28,470

Total Sales	$55,389	$56,959

Operating income (loss):
Personal Health Care	$1,393	$2,545
Pool Products and Heating Systems	(3,810)	(1,476)

Total operating income (loss)	(2,417)	1,069
Interest expense	539	684
Other income	(124)	(218)

Income (loss) from continuing operations before income taxes	$(2,832)	$603

	March 31, 2003	December 31, 2002

	(In thousands)
Identifiable assets:
Personal Health Care	$66,878	$70,477
Pool Products and Heating Systems	105,504	115,435
Corporate	11,985	13,173

Total identifiable assets	$184,367	$199,085

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties. Any statements contained in this report, which are not historical fact, may be considered forward-looking statements, and the Company relies upon the "safe harbor" for forward-looking statements provided by Private Securities Litigation Reform Act of 1995. Actual results could differ materially from these forward-looking statements as a result of the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, including, among others, its ability to develop new products and execute its growth strategy, the uncertainty of new product testing and regulatory approvals, the uncertainty that its marketing efforts will achieve the desired results with respect to existing or new products, its dependence on key customers, the seasonal nature of its businesses, the impact on consumer confidence and consumer spending as a result of acts of terrorism and war, the impact of a slowing consumer economy, the effect of product liability claims, risks associated with using foreign suppliers and failure to protect its intellectual properties. An additional risk factor that should be considered is the potential effect of Severe Acute Respiratory Syndrome ("SARS") on the Company. The Company purchases materials and components from suppliers in China. While SARS has not currently affected, and is not anticipated to affect, the Company's operations, if SARS becomes more widespread, it could adversely affect the economy in China and elsewhere and as a result adversely affect the Company's new product development cycle and ability to obtain products from China. All forward-looking statements in this report and subsequent written or oral statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

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

In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment. The Ozone product line includes the Aquia™ home sanitizing product introduced in September 2001. We have decided that the promotional investment necessary to create the market for consumer products based on this technology is significantly greater than the available resources. We expect that disposition through the sale of the Ozone product line will be completed by December 2003. The operating results of the discontinued product line have been reported separately as discontinued operations in the consolidated statements of operations and the assets and liabilities have been reclassified to other assets and other liabilities in the consolidated balance sheets for all periods presented in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." All discussions and amounts herein for all periods presented relate to continuing operations only unless otherwise noted. As such, some discussions related to prior years have been modified to reflect information on continuing operations only.

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

In "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report of Form 10-K for the year ended December 31, 2002, we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Since the date of that Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

Consolidated Results of Operations

	Three Months Ended March 31,
	2003	2002	% Change

	(Dollars in thousands)
Personal Health Care	$27,778	$28,489	(2.5)%
Pool Products and Heating Systems	27,611	28,470	(3.0)%

Total sales	$55,389	$56,959	(2.8)%
Gross profit	$15,294	$17,431	(12.3)%
Operating income (loss)	$(2,417)	$1,069	(326.1)%
Income (loss) from continuing operations	$(1,797)	$382
Loss on discontinued operations	(40)	(639)

Net loss	$(1,837)	$(257)

Gross profit as a percentage of sales	27.6%	30.6%
Operating income (loss) as a percentage of sales	(4.4)%	1.9%

The results of operations classified as discontinued are excluded from the following discussions of the Company's consolidated and Personal Health Care segment operating results.

Three months ended March 31, 2003 compared to the three months ended March 31, 2002

Sales for the three months ended March 31, 2003 were $55,389,000, representing a decrease of $1,570,000 or 2.8 percent over the comparable period in 2002 due to lower sales in both segments. Gross profit (sales less cost of sales) decreased $2,137,000 to $15,294,000 for the three months ended March 31, 2003 from $17,431,000 for the same period in 2002. Gross profit as a percentage of sales for the three months ended March 31, 2003 decreased to 27.6 percent compared with 30.6 percent for the same period in 2002. The decline in gross profit is primarily due to a less profitable product mix in both segments, to higher production costs and to lower sales volume resulting in fixed manufacturing costs increasing as a percentage of sales.

Operating income (gross profit less selling, general and administrative, and research and development expenses) decreased $3,486,000 to an operating loss of $2,417,000 for the three months ended March 31, 2003 from operating income of $1,069,000 for the three months ended March 31, 2002. The decrease in operating income is due to the decrease in gross profit as discussed above and to an increase in selling and research and development expenses. Selling expenses increased $1,034,000 to $10,926,000 for the three months ended March 31, 2003 from $9,892,000 for the same period in 2002 primarily due to increased advertising costs in the Personal Health Care segment. Research and development expenses increased $380,000 to $2,187,000 for the three months ended March 31, 2003 from $1,807,000 for the same period in 2002 primarily due to new product development activities in the Pool Products and Heating Systems segment. The increases in cost of sales and other operating expenses also reflect $361,000 in severance costs related to a workforce reduction in first quarter 2003.

Interest expense, which relates to borrowings under the Company's credit facilities and to promissory and mortgage notes payable decreased $145,000 to $539,000 for the three months ended March 31, 2003 from $684,000 for the three months ended March 31, 2002. This decrease is primarily due to a lower weighted average interest rate on lower average borrowings during first quarter 2003 as compared with the same period in 2002.

Personal Health Care

	Three Months Ended March 31,
	2003	2002	% Change

	(Dollars in thousands)
Sales:
Oral health products	$10,917	$11,511	(5.2)%
Shower products	15,407	14,858	3.7%
Other products	1,454	2,120	(31.4)%

Total sales	$27,778	$28,489	(2.5)%
Gross profit	$11,149	$11,629	(4.1)%
Operating income	$1,393	$2,545	(45.3)%
Gross profit as a percentage of sales	40.1%	40.8%
Operating income as a percentage of sales	5.0%	8.9%

Three months ended March 31, 2003 compared to the three months ended March 31, 2002

Sales in the Personal Health Care segment for the three months ended March 31, 2003 were $27,778,000, a decrease of $711,000 or 2.5 percent over the comparable period in 2002. Sales of oral health products decreased $594,000 to $10,917,000 for the three months ended March 31, 2003 primarily due to decreased professional products sales. The decrease in professional oral health sales was partially offset by increased consumer oral health product sales including sales of the SynchroSonic™ toothbrush introduced in August 2002. Sales for the other products category decreased $666,000 to $1,454,000 for the three months ended March 31, 2003 due primarily to decreased sales of personal stress relief and water filtration products. Shower products sales increased $549,000 due primarily to increased sales of New Visions® and Cascadia® showerheads.

Gross profit decreased to $11,149,000 or 40.1 percent of sales for the three months ended March 31, 2003 from $11,629,000 or 40.8 percent of sales for the same period in 2002. The decrease in gross profit is primarily due to less profitable product mix, to the discounted sale of discontinued showerhead models and to increased freight costs. Increased competitive pricing pressures also impacted the segment gross profit.

Operating income decreased $1,152,000 to $1,393,000 for the three months ended March 31, 2003 from $2,545,000 for the three months ended March 31, 2002. Operating income as a percentage of sales decreased to 5.0 percent in first quarter 2003 from 8.9 percent for first quarter 2002. The decrease in operating income is due to the lower gross profit as discussed previously and to increased advertising and promotional selling expenses.

Pool Products and Heating Systems

	Three Months Ended March 31,
	2003	2002	% Change

	(Dollars in thousands)
Sales:
Pool products	$19,464	$20,316	(4.2)%
Water-heating systems	8,147	8,154	—

Total sales	$27,611	$28,470	(3.0)%
Gross profit	$4,145	$5,802	(28.6)%
Operating loss	$(3,810)	$(1,476)	(158.1)%
Gross profit as a percentage of sales	15.0%	20.4%
Operating loss as a percentage of sales	(13.8)%	(5.2)%

Three months ended March 31, 2003 compared to the three months ended March 31, 2002

Sales in the Pool Products and Heating Systems segment for the three months ended March 31, 2003 were $27,611,000 a decrease of $859,000 or 3.0 percent over the comparable period in 2002. Sales for the pool product category decreased $852,000 to $19,464,000 for the three months ended March 31, 2003 due primarily to the timing of seasonal pool selling programs that favorably impacted first quarter 2002.

The gross profit percentage decreased to 15.0 percent for the three months ended March 31, 2003 from 20.4 percent for the same period in 2002 due to a less profitable product mix, to higher operating costs and to decreased sales volume resulting in fixed manufacturing costs increasing as a percentage of sales.

Operating loss increased $2,334,000 to an operating loss of $3,810,000 for the three months ended March 31, 2003 from an operating loss of $1,476,000 in the comparable period of 2002. The increase in operating loss is primarily due to the lower gross profit as previously described and to increased research and development expenses. Research and development expenses increased to 3.6 percent of sales for the three months ended March 31, 2003 from 1.8 percent of sales for the same period in 2002 due primarily to spending in the water-heating systems category.

Seasonality

Our business is highly seasonal, with operating results varying from quarter to quarter. The Personal Health Care segment has historically experienced higher sales in the fourth quarter of each year due to stronger retail demand during the holiday season. The Pool Products and Heating Systems segment has historically experienced higher sales in the second and fourth quarters of each year as customers purchase such products in preparation for the cooler weather and in anticipation of the warm spring and summer months. In addition, as a result of the seasonality of product demand, the Pool Products and Heating Systems segment offers incentive programs and extended payment terms to encourage pool product customers to purchase products generally during the fourth quarter, as is consistent with industry practice. Seasonal variations in operating results can also occur due to short-term trends such as changes in the economic environment and weather patterns.

Financial Condition and Liquidity

Our principal capital requirements are to fund working capital needs and capital expenditures and to meet required debt payments. We anticipate that our operating cash flow, together with available borrowings under the credit facilities described below, will be sufficient to meet our working capital requirements, fund capital expenditures and make scheduled principal and interest payments on our debt obligations for at least the next 12 months. However, a decrease in demand for our products or deterioration in our financial ratios under our credit facilities could adversely affect our liquidity.

Cash decreased $735,000 from $1,038,000 at December 31, 2002 to $303,000 at March 31, 2003. Cash provided by operating activities of $3,275,000 related to continuing operations was used to repay borrowings under revolving credit facilities of $2,210,000, to make scheduled payments on promissory notes of $946,000 and to fund capital expenditures of $905,000.

Net cash provided by operations for first quarter 2003 results primarily from a decrease in accounts receivable partially offset by a decrease in accrued liabilities and an increase in inventory. The decrease in accounts receivable is primarily due to collections on seasonally higher fourth quarter sales. The decrease in accrued liabilities is primarily due to the payment of customer rebates, bonuses and commissions accrued in 2002. The increase in inventory is due to the build-up of inventory in anticipation of sales in the second quarter and to lower inventory levels at year-end due to seasonally higher fourth quarter sales.

For the three months ended March 31, 2002, cash used in operating activities of $10,257,000, cash used in investing activities of $1,192,000 and cash used by discontinued operations of $418,000 were funded by $11,498,000 in increased borrowings under the credit facilities.

Our working capital was $61,469,000 at March 31, 2003 as compared to $70,359,000 at December 31, 2002. The current ratio decreased to 2.2 at March 31, 2003 from 2.3 at December 31, 2002. The decrease in working capital is due to the decrease in accounts receivable partially offset by the increase in inventory and decrease in accrued liabilities as discussed above.

We have general liability, product liability and workers' compensation insurance programs. Insurance coverage under these programs is subject to policy deductibles for which we are at risk for losses. The actual settlements or other resolution of claims under these insurance programs may differ from estimated reserves, but the possible range of loss in excess of those accrued is not reasonably estimable. Based upon currently available information, we do not believe that resolution of any pending insurance claims will have a material adverse effect on our financial condition, results of operations or liquidity although the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period and ultimately could affect the cost of our insurance premiums or our ability to obtain insurance coverage.

In connection with the spin-off, ATI received a tax ruling from the IRS stating that the spin-off would be tax free to ATI and to ATI's stockholders. The Tax Sharing and Indemnification Agreement between Water Pik Technologies and ATI provides that we will indemnify ATI and its directors, officers, agents and representatives for any taxes imposed on, and other amounts paid by, them or ATI's stockholders if we take actions or fail to take actions, that result in the spin-off not qualifying as a tax-free distribution. The significant restrictions imposed by the Tax Sharing and Indemnification Agreement expired on November 29, 2001 and the remaining restrictions expired on January 3, 2003. If any of the taxes or other amounts were to become payable by us, the payment could have a material adverse effect on our business, results of operations, financial conditions and cash flow.

We have a $60,000,000 revolving bank credit facility that expires in November 2004. Borrowings under the facility are limited to borrowing base calculations based upon eligible accounts receivable and inventory balances. The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $10,000,000. At March 31, 2003, there were $4,340,000 in borrowings and $7,720,000 in letters of credit outstanding under the credit facility with $34,284,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

Our Canadian subsidiary has a CDN. $11,000,000 revolving bank line of credit facility, increasing by CDN. $1,000,000 for certain months of the year, a forward exchange contract facility of up to CDN. $2,000,000 and a letter of credit facility of up to CDN. $500,000. Borrowings under the facility are due on demand. At March 31, 2003, there were CDN. $9,702,000 (US $6,447,000) in borrowings and no letters of credit outstanding under the credit facility with $2,298,000 (US $1,527,000) of borrowing availability remaining under borrowing base limitations of the credit facility.

On October 22, 2001, we entered into a real estate financing agreement with a bank and mortgaged our four U.S. manufacturing facilities to secure four promissory notes totaling $20,590,000. The notes require monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008. The balance outstanding at March 31, 2003 was $19,423,000.

On December 21, 2001, we entered into a $15,000,000 equipment financing agreement with a bank. Initial borrowings under the agreement of $10,290,000 were funded on December 28, 2001 and are evidenced by two term notes secured by specific machinery and equipment located at the Company's manufacturing facilities. The notes require quarterly payments of $514,500 plus accrued interest beginning on April 1, 2002 with all unpaid principal balances and accrued interest due on January 1, 2007. In January 2002, we entered into interest rate swap agreements that effectively convert the variable rate interest on the $10,290,000 promissory notes payable to a fixed rate of 6.73 percent. The interest rate swap expires on January 1, 2007. Interest differentials to be paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related period that the debt is outstanding. On September 30, 2002, the company borrowed an additional $4,500,000 under the equipment financing agreement evidenced by two term notes secured by specific machinery and equipment located at our manufacturing facilities and at certain vendors' facilities. The notes require quarterly payments of $225,000 beginning on December 29, 2002 with all unpaid principal balances and accrued interest due on September 30, 2007. The balance outstanding under this agreement at March 31, 2003 was $12,506,000. No additional amounts can be borrowed under this agreement.

Our revolving credit facilities and mortgage notes require us or our subsidiaries to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, dividend payments, consolidated net worth, interest coverage, fixed charge coverage, capital expenditures and the relationship of our total consolidated indebtedness to our earnings before interest, taxes, depreciation and amortization. A security interest in substantially all of our assets was granted as collateral to the lenders under the credit agreements. To the extent that the we are not able to comply with the financial covenants, we may be unable to borrow additional amounts and outstanding amounts may become due on an accelerated basis, which would adversely affect the our liquidity.

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

As of March 31, 2003, there were no material changes in our contractual cash obligations and other commercial commitments from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002. See Item 7, "Management's Discussion and Analysis of Financial Condition and

Results of Operations, Financial Condition and Liquidity" in our Annual Report on Form 10-K for the year ended December 31, 2002.

Other Matters

Accounting Pronouncements

See Note 1 to the Notes to Consolidated Financial Statements for information related to recent accounting pronouncements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002. There has been no significant change in the nature or amount of market risk since year-end.

ITEM 4—CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits —

99.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K —

The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER PIK TECHNOLOGIES, INC.
Date: May 12, 2003	By:	/s/ MICHAEL P. HOOPIS Michael P. Hoopis President and Chief Executive Officer (Principal Executive Officer)
Date: May 12, 2003	By:	/s/ VICTOR C. STREUFERT Victor C. Streufert Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: May 12, 2003	By:	/s/ MICHAEL P. HOOPIS Michael P. Hoopis Chief Executive Officer

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

Date: May 12, 2003	By:	/s/ VICTOR C. STREUFERT Victor C. Streufert Chief Financial Officer

QuickLinks

WATER PIK TECHNOLOGIES, INC. INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
Water Pik Technologies, Inc. Consolidated Balance Sheets (In thousands, except for share and per share amounts)
Water Pik Technologies, Inc. Consolidated Statements of Operations (In thousands, except for share and per share amounts) (Unaudited)
Water Pik Technologies, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
Water Pik Technologies, Inc. Notes to Consolidated Financial Statements (Unaudited)
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4—CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002