Form 10-Q
period 2003-06-30
WATER PIK TECHNOLOGIES INC
filed 2003-08-11
CIK 1094286

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

        The number of shares of Common Stock outstanding on August 7, 2003 was 12,488,862 shares.

WATER PIK TECHNOLOGIES, INC.

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Water Pik Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except for share and per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash	$859	$1,038
Accounts receivable, less allowances of $1,607 at June 30, 2003 and $2,100 at December 31, 2002	53,745	78,966
Inventories	42,676	35,840
Deferred income taxes	6,357	6,685
Prepaid expenses and other current assets	2,874	3,457

Total current assets	106,511	125,986
Property, plant and equipment, net	49,876	50,774
Goodwill, net	25,559	18,330
Deferred income taxes	1,141	1,509
Other assets	2,742	2,486

Total assets	$185,829	$199,085

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,941	$22,209
Accrued income taxes	124	139
Accrued liabilities	18,926	28,421
Current portion of long-term debt	3,798	4,858

Total current liabilities	43,789	55,627
Long-term debt, less current portion	36,290	40,876
Other accrued liabilities	5,687	6,978

Total liabilities	85,766	103,481
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 12,488,862 and 12,447,865 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	125	125
Additional paid-in capital	78,449	78,144
Equity adjustments due to stock plans	(8,413)	(8,331)
Retained earnings	29,025	27,015
Accumulated comprehensive gain (loss)	877	(1,349)

Total stockholders' equity	100,063	95,604

Total liabilities and stockholders' equity	$185,829	$199,085

See accompanying notes

Water Pik Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales	$76,496	$72,435	$131,885	$129,394
Cost and expenses:
Cost of sales	52,345	48,311	92,440	87,839
Selling expenses	10,998	10,679	21,924	20,571
General and administrative expenses	4,920	4,401	9,518	9,064
Research and development expenses	1,689	1,824	3,876	3,631

	69,952	65,215	127,758	121,105

Operating income	6,544	7,220	4,127	8,289
Interest expense	560	611	1,099	1,295
Other income	(84)	(65)	(208)	(283)

Income from continuing operations before income taxes	6,068	6,674	3,236	7,277
Income tax provision	2,214	2,506	1,179	2,727

Income from continuing operations	3,854	4,168	2,057	4,550
Discontinued operations:
Loss from operations of discontinued product line	(9)	(523)	(72)	(1,538)
Income tax benefit	(2)	(193)	(25)	(569)

Loss on discontinued operations	(7)	(330)	(47)	(969)

Net income	$3,847	$3,838	$2,010	$3,581

Basic net income per common share
Continuing operations	$0.32	$0.35	$0.17	$0.38
Discontinued operations	—	(0.03)	—	(0.08)

Net income	$0.32	$0.32	$0.17	$0.30

Diluted net income per common share
Continuing operations	$0.31	$0.33	$0.16	$0.37
Discontinued operations	—	(0.02)	—	(0.08)

Net income	$0.31	$0.31	$0.16	$0.29

Shares used in per share calculation—basic	12,082,000	12,055,000	12,078,000	12,024,000

Shares used in per share calculation—diluted	12,282,000	12,475,000	12,274,000	12,371,000

See accompanying notes

Water Pik Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Operating activities:
Net income	$2,010	$3,581
Loss from discontinued product line	47	969

Income from continuing operations	2,057	4,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,818	4,622
Deferred income taxes	662	169
Compensation expense arising from stock awards	139	182
Loss on sale of property, plant and equipment	7	164
Change in operating assets and liabilities:
Accounts receivable	27,379	23,885
Inventories	(4,199)	(4,366)
Accounts payable	(3,326)	(4,377)
Accrued liabilities	(10,633)	(5,342)
Accrued income taxes	(51)	(1,155)
Other assets and liabilities	(947)	(628)

Cash provided by operating activities	15,906	17,704

Investing activities:
Purchase of business	(7,703)	—
Purchase of property, plant and equipment	(2,569)	(3,520)
Disposals of property, plant and equipment	32	151

Cash used in investing activities	(10,240)	(3,369)

Financing activities:
Net borrowings under revolving credit facilities	(3,884)	(12,004)
Payments on promissory notes	(1,893)	(926)
Proceeds from exercise of options	56	67
Principal payments on capital leases	(19)	(71)

Cash used in financing activities	(5,740)	(12,934)

Effect of exchange rate changes on cash	(58)	(14)
Cash used in discontinued operations	(47)	(922)

Increase (decrease) in cash	(179)	465
Cash at beginning of period	1,038	997

Cash at end of period	$859	$1,462

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

FISCAL YEAR

        The Company operates on a 52- or 53- week fiscal year ending on the Sunday nearest to December 31 with fiscal quarters ending on the Sunday nearest to the end of the applicable thirteen-week period. The fiscal quarter and year-to-date periods presented in the Company's consolidated financial statements are presented as of the last day of the calendar quarter for convenience.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's consolidated results of operations or financial position.

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

2.     Inventories

        Inventories are stated at the lower of cost (last-in, first-out ("LIFO") and first-in, first-out ("FIFO") cost methods) or market. Inventories consist of the following:

	June 30, 2003	December 31, 2002
	(In thousands)
Raw materials and supplies	$19,541	$16,710
Work-in-process	6,144	4,672
Finished goods	21,041	18,375

Total inventories at current cost	46,726	39,757
Less: Allowances to reduce current cost values to LIFO basis	(4,050)	(3,917)

Total inventories	$42,676	$35,840

        Inventories determined using the LIFO cost method were $35,454,000 at June 30, 2003 and $30,960,000 at December 31, 2002, net of the respective LIFO reserves. The remainder of inventory was determined using the FIFO cost method.

3.     Acquisition

        On June 2, 2003, as part of its strategic objective to accelerate sales and profit growth in its pool business through development of a more comprehensive package of pool equipment and accessories, the Company acquired substantially all of the assets of Air Energy Heat Pumps, Inc. and affiliates ("Air Energy"), a Ft. Lauderdale, Florida manufacturer of premium branded heat pumps for swimming pools and spas. The purchase price totaled $8,506,000 (including direct acquisition costs and estimated additional contingent payments based on future performance) with payment consisting of $7,703,000 in cash and an additional payment due upon completion of the contingency period. The final purchase price is subject to calendar year 2003 financial performance and other measurements. The allocation of the purchase price to acquired net assets resulted in $6,696,000 in goodwill, $120,000 in identifiable intangible assets with estimated three-year lives, $2,984,000 of current assets (primarily accounts receivable and inventory), $819,000 in property, plant and equipment and $2,113,000 in assumed liabilities. The goodwill was assigned to the Pool Product and Heating Systems segment and is expected to be deductible for tax purposes. The results of operations of Air Energy are included in the Company's consolidated results of operations beginning June 2, 2003.

4.     Long-Term Debt

        Long-term debt is comprised of the following:

	June 30, 2003	December 31, 2002
	(In thousands)
Revolving credit facility	$9,009	$11,774
Canadian revolving credit facility	—	1,059
Mortgage notes payable	19,217	19,629
Promissory notes payable—equipment financing facility	11,768	13,246
Other	94	26

	40,088	45,734
Less: Current portion	(3,798)	(4,858)

Long-term debt	$36,290	$40,876

        The Company utilizes interest rate swap agreements as cash flow hedges to lock in the interest rate on borrowings and therefore achieve a desired proportion of variable and fixed-rate debt. At June 30, 2003 and December 31, 2002, the Company had outstanding two interest rate swap agreements with aggregate notional amounts of $7,717,000 and $8,747,000, respectively, expiring on January 1, 2007. The changes in their fair values resulted in a loss of $5,000 and a gain of $15,000 for the three months and six months ended June 30, 2003, respectively, and losses of $183,000 and $225,000 for the three months and six months ended June 30, 2002, respectively, which have been recognized in accumulated comprehensive loss within stockholders' equity. The counterparty to these interest rate swap agreements is a major financial institution. The Company continually monitors the credit quality of the financial institution and anticipates full performance by the counterparty.

        The revolving credit facility, Canadian revolving credit facility and the real estate loan agreement and related mortgage notes require the Company to be in compliance with specific financial and non-financial covenants and restrictions. The Company was in compliance with these covenants at June 30, 2003.

5.     Stock Option Fair Value Disclosure

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Net income, as reported	$3,847	$3,838	$2,010	$3,581
Stock based compensation, net of tax	(228)	(321)	(463)	(648)

Pro forma net income	$3,619	$3,517	$1,547	$2,933

Basic net income per common share—as reported	$0.32	$0.32	$0.17	$0.30
Basic net income per common share—pro forma	$0.30	$0.29	$0.13	$0.24
Diluted net income per common share—as reported	$0.31	$0.31	$0.16	$0.29
Diluted net income per common share—pro forma	$0.29	$0.28	$0.13	$0.24

        For purposes of pro forma disclosure, the estimated fair value of the options is amortized ratably over the options' vesting period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the three months and six months ended June 30, 2003 and 2002.

6.     Comprehensive Income

        The components of comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Net income	$3,847	$3,838	$2,010	$3,581
Foreign currency translation gains	1,462	633	2,211	547
Change in fair value of cash flow hedge	(5)	(183)	15	(225)

Comprehensive income	$5,304	$4,288	$4,236	$3,903

7.     Income Taxes

        The provision for income taxes for the 2003 and 2002 interim periods was computed in accordance with FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods," and was based on projections of total year pretax income in accordance with SFAS No. 109, "Accounting for Income Taxes." The effective income tax rate attributable to continuing operations was 36.5 percent and 36.4 percent for the three months and six months ended June 30, 2003, respectively, compared to 37.5 percent for the three months and six months ended June 30, 2002.

8.     Commitments and Contingencies

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

        Information on changes in the Company's accrued warranties and related costs are as follows:

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Beginning warranty reserves	$4,820	$4,052
Cost of warranty claims	(3,815)	(3,360)
Product warranties acquired	134	—
Accruals for product warranties	3,952	3,535

Ending warranty reserves	$5,091	$4,227

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

        The Company has recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $4,460,000 and $6,066,000 as of June 30, 2003 and December 31, 2002, respectively. The amount related to product and general liability lawsuits, asserted claims and incurred but not reported claims was $3,194,000 and $4,904,000 as of June 30, 2003 and December 31, 2002, respectively. The amount related to workers' compensation asserted claims and incurred but not reported claims was $1,266,000 and $1,162,000 as of June 30, 2003 and December 31, 2002, respectively.

9.     Net Income Per Common Share

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

        A reconciliation of weighted average shares outstanding, used to calculate basic net income per common share, to weighted average shares outstanding assuming dilution, used to calculate diluted net income per common share, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Weighted average common shares outstanding—basic	12,082	12,055	12,078	12,024
Diluted effect of employee stock options and restricted shares	200	420	196	347

Weighted average common shares outstanding—diluted	12,282	12,475	12,274	12,371

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

        Information on the Company's business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Sales:
Personal Health Care	$29,793	$28,448	$57,571	$56,937
Pool Products and Heating Systems	46,703	43,987	74,314	72,457

Total Sales	$76,496	$72,435	$131,885	$129,394

Operating income:
Personal Health Care	$2,278	$1,707	$3,671	$4,252
Pool Products and Heating Systems	4,266	5,513	456	4,037

Total operating income	6,544	7,220	4,127	8,289
Interest expense	560	611	1,099	1,295
Other income	(84)	(65)	(208)	(283)

Income from continuing operations before income taxes	$6,068	$6,674	$3,236	$7,277

	June 30, 2003	December 31, 2002
	(In thousands)
Identifiable assets:
Personal Health Care	$64,621	$70,477
Pool Products and Heating Systems	110,012	115,435
Corporate	11,196	13,173

Total identifiable assets	$185,829	$199,085

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

        On June 2, 2003, as part of our strategic objective to accelerate sales and profit growth in our pool business through development of a more comprehensive package of pool equipment and accessories, we acquired substantially all of the assets of Air Energy Heat Pumps, Inc. and affiliates ("Air Energy"), a Ft. Lauderdale, Florida manufacturer of premium branded heat pumps for swimming pools and spas. The results of operations of Air Energy are included in the Company's consolidated results of operations beginning June 2, 2003.

        In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment. The Ozone product line includes the Aquia™ home sanitizing product introduced in September 2001. We have decided that the promotional investment necessary to create the market for consumer products based on this technology is significantly greater than the available resources. We expect that disposition through the sale of the Ozone product line will be completed by December 2003. The operating results of the discontinued product line have been reported separately as discontinued operations in the consolidated statements of operations and the assets and liabilities have been reclassified to other assets and other liabilities in the consolidated balance sheets for all periods presented in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." All discussions and amounts herein for all periods presented relate to continuing operations only unless otherwise noted. As such, the discussions related to prior years have been modified to reflect information on continuing operations only.

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

Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(Dollars in thousands)
Personal Health Care	$29,793	$28,448	4.7%	$57,571	$56,937	1.1%
Pool Products and Heating Systems	46,703	43,987	6.2%	74,314	72,457	2.6%

Total sales	$76,496	$72,435	5.6%	$131,885	$129,394	1.9%
Gross profit	$24,151	$24,124	0.1%	$39,445	$41,555	(5.1)%
Operating income	$6,544	$7,220	(9.4)%	$4,127	$8,289	(50.2)%
Income from continuing operations	$3,854	$4,168		$2,057	$4,550
Loss on discontinued operations	(7)	(330)		(47)	(969)

Net income	$3,847	$3,838		$2,010	$3,581

Gross profit as a percent of sales	31.6%	33.3%		29.9%	32.1%
Operating income as a percent of sales	8.6%	10.0%		3.1%	6.4%

        The results of operations classified as discontinued are excluded from the following discussions of our consolidated and Personal Health Care segment operating results.

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

        Sales for the three months ended June 30, 2003 were $76,496,000, representing an increase of $4,061,000 or 5.6 percent over the comparable period in 2002 due to increases of $1,345,000 in Personal Health Care segment sales and $2,716,000 in Pool Products and Heating Systems segment sales. The increase in Pool Product and Heating System segment sales includes $506,000 in heat pump sales related to the acquisition of Air Energy.

        Gross profit (sales less cost of sales) was consistent at $24,151,000 for the three months ended June 30, 2003 compared to $24,124,000 for the same period in 2002. Gross profit as a percentage of sales for the three months ended June 30, 2003 decreased to 31.6 percent compared with 33.3 percent for the same period in 2002. The decline in gross profit is due primarily to a less profitable product mix and increased sales incentives in the Pool Products and Heating Systems segment partially offset by an improvement in gross profit as a percent of sales in the Personal Health Care segment.

        Operating income (gross profit less selling, general and administrative, and research and development expenses) decreased $676,000 to $6,544,000 for the three months ended June 30, 2003 from $7,220,000 for the three months ended June 30, 2002. The decrease in operating income is due primarily to $319,000 in increased selling expenses and $519,000 in increased general and administrative expenses partially offset by decreased research and development expenses. The increase in selling expenses is due primarily to increased advertising costs in the Personal Health Care segment. The increase in general and administrative expenses is due to general increases in costs including higher insurance and employee-related costs.

        Interest expense, which relates to borrowings under credit facilities and to promissory and mortgage notes payable, decreased $51,000 to $560,000 for the three months ended June 30, 2003 from $611,000 for the three months ended June 30, 2002. This decrease is due primarily to a lower weighted average interest rate on lower average borrowings during second quarter 2003 as compared with the same period in 2002.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

        Sales for the six months ended June 30, 2003 were $131,885,000, representing an increase of $2,491,000 or 1.9 percent over the comparable period in 2002, due to increases of $634,000 in Personal Health Care segment sales and $1,857,000 in Pool Products and Heating Systems segment sales. The increase in Pool Product and Heating System segment sales includes $506,000 in heat pump sales related to the acquisition of Air Energy.

        Gross profit decreased $2,110,000 to $39,445,000 for the six months ended June 30, 2003 from $41,555,000 for the six months ended June 30, 2002 due to a decrease of $2,862,000 in the Pool Products and Heating Systems segment partially offset by an increase of $752,000 in the Personal Health Care Segment. Gross profit as a percentage of sales for the six months ended June 30, 2003 decreased to 29.9 percent from 32.1 percent for the same period in 2002. This decrease is due primarily to a less profitable product mix, increased sales incentives and higher production costs including expenses related to new products in the Pool Products and Heating Systems segment. This was partially offset by an improvement in gross profit as a percent of sales in the Personal Health Care segment.

        Operating income decreased $4,162,000 to $4,127,000 for the six months ended June 30, 2003 from $8,289,000 for the six months ended June 30, 2002. The decrease in operating income is due to the decrease in gross profit as discussed above and to an increase in operating expenses of $2,052,000. The increase in operating expenses consisted of increases of $1,353,000 in selling expenses due to increased advertising in the Personal Health Care segment, $454,000 in general and administrative expenses and $245,000 in research and development expenses.

        Interest expense decreased $196,000 to $1,099,000 for the six months ended June 30, 2003 from $1,295,000 for the six months ended June 30, 2002. This decrease is due to lower weighted average interest rate on lower average borrowings during the six months ended June 30, 2003 as compared with the same period of 2002.

Personal Health Care

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(Dollars in thousands)
Sales:
Oral health products	$12,609	$12,191	3.4%	$23,526	$23,702	(0.7)%
Shower products	14,316	13,533	5.8%	29,723	28,391	4.7%
Other products	2,868	2,724	5.3%	4,322	4,844	(10.8)%

Total sales	$29,793	$28,448	4.7%	$57,571	$56,937	1.1%
Gross profit	$12,280	$11,048	11.2%	$23,429	$22,677	3.3%
Operating income	$2,278	$1,707	33.5%	$3,671	$4,252	(13.7)%
Gross profit as a percent of sales	41.2%	38.8%		40.7%	39.8%
Operating income as a percent of sales	7.6%	6.0%		6.4%	7.5%

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

        Sales in the Personal Health Care segment for the three months ended June 30, 2003 were $29,793,000, an increase of $1,345,000 or 4.7 percent over the comparable period in 2002. Sales of oral health products increased $418,000 to $12,609,000 for the three months ended June 30, 2003 due primarily to increased sales of the Waterpik® flosser and to sales of the new SynchroSonic™ toothbrush. Shower products sales increased $783,000 due primarily to increased sales of New Visions® and AquaFall® showerheads partially offset by a decrease in pulsating showerheads. Sales for the other products category increased $144,000 to $2,868,000 for the three months ended June 30, 2003 due primarily to increased sales of foot spas partially offset by decreased sales of water filtration products.

        Gross profit increased to $12,280,000 or 41.2 percent of sales for the three months ended June 30, 2003 from $11,048,000 or 38.8 percent of sales for the same period in 2002. The increase in gross profit and gross profit as a percent of sales was due primarily to increased sales, lower allowances and lower production costs resulting from cost reduction programs.

        Operating income increased $571,000 to $2,278,000 for the three months ended June 30, 2003 from $1,707,000 for the three months ended June 30, 2002. Operating income as a percentage of sales increased to 7.6 percent in the three months ended June 30, 2003 from 6.0 percent for the same period in 2002. The increase in operating income is due to the higher gross profit as discussed above partially offset by increased advertising expenses.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

        Sales in the Personal Health Care segment for the six months ended June 30, 2003 were $57,571,000, an increase of $634,000 or 1.1 percent over the comparable period in 2002. Shower products sales increased $1,332,000 to $29,723,000 for the six months ended June 30, 2003 compared to $28,391,000 for the same period 2002 due to increased sales of New Visions® and AquaFall® showerheads partially offset by a decrease in pulsating showerheads. Sales of oral health products decreased $176,000 to $23,526,000 for the six months ended June 30, 2003 due to lower sales of professional dental products partially offset by increased consumer oral health product sales including sales of the Waterpik® flosser and sales of the new SynchroSonic™ toothbrush introduced in September 2002. Sales for the other products category decreased $522,000 to $4,322,000 for the six months ended June 30, 2003 due primarily to decreased sales of water filtration products partially offset by increased sales of foot spas.

        Gross profit increased to $23,429,000 or 40.7 percent of sales for the six months ended June 30, 2003 from $22,677,000 or 39.8 percent of sales for the same period 2002 due to the increase in sales, to lower sales allowances, to a more profitable product mix and to lower production costs resulting from cost reduction programs.

        Operating income decreased $581,000 to $3,671,000 for the six months ended June 30, 2003 from $4,252,000 for the six months ended June 30, 2002. The decrease in operating income is due to a $1,331,000 increase in advertising expense including advertising related to the SynchroSonic™ toothbrush partially offset by the increase in gross profit as discussed previously and a decrease in research and development expenses.

Pool Products and Heating Systems

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(Dollars in thousands)
Sales:
Pool products	$39,528	$36,305	8.9%	$58,992	$56,621	4.2%
Water-heating systems	7,175	7,682	(6.6)%	15,322	15,836	(3.2)%

Total sales	$46,703	$43,987	6.2%	$74,314	$72,457	2.6%
Gross profit	$11,871	$13,076	(9.2)%	$16,016	$18,878	(15.2)%
Operating income	$4,266	$5,513	(22.6)%	$456	$4,037	(88.7)%
Gross profit as a percent of sales	25.4%	29.7%		21.6%	26.1%
Operating income as a percent of sales	9.1%	12.5%		0.6%	5.6%

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

        Sales in the Pool Products and Heating Systems segment for the three months ended June 30, 2003 were $46,703,000 an increase of $2,716,000 or 6.2 percent over the comparable period in 2002. Sales for the pool product category increased $3,223,000 to $39,528,000 for the three months ended June 30, 2003 due to increases across most product lines including $506,000 in heat pump sales from the June 2, 2003 acquisition of Air Energy. Water-heating system sales decreased $507,000 to $7,175,000 for the three months ended June 30, 2003 from the same period in 2002 due to lower residential heating product sales reflective of the overall decline in the residential hydronic heating market.

        Gross profit decreased $1,205,000 to $11,871,000 or 25.4 percent of sales for the three months ended June 30, 2003 from $13,076,000 or 29.7 percent of sales for the same period in 2002. The decrease in gross profit was due primarily to a less profitable product mix, to increased sales incentives and to increased warranty costs.

        Operating income decreased $1,247,000 to $4,266,000 for the three months ended June 30, 2003 from $5,513,000 for the comparable period of 2002. The decrease in operating income is due primarily to the lower gross profit as previously described and to increased research and development expenses related to new product development activities.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

        Sales in the Pool Products and Heating Systems segment were $74,314,000 for the six months ended June 30, 2003, an increase of $1,857,000 or 2.6 percent over the comparable period of 2002. Sales for the pool product category increased $2,371,000 to $58,992,000 for the six months ended June 30, 2003 due primarily to increased sales of pumps and filters and to $506,000 in heat pump sales from the acquisition of Air Energy. Water-heating system sales decreased $514,000 to $15,322,000 for the six months ended June 30, 2003 from the same period in 2002 due to lower residential heating product sales reflective of the overall decline in the residential hydronic heating market.

        Gross profit decreased $2,862,000 to $16,016,000 or 21.6 percent or sales for the six months ended June 30, 2003 from $18,878,000 or 26.1 percent of sales for the same period in 2002 due primarily to a less profitable product mix, to increased sales incentives and to higher production costs including expenses related to new products.

        Operating income decreased $3,581,000 to $456,000 for the six months ended June 30, 2003 from $4,037,000 for the comparable period of 2002. The decrease in operating income was due primarily to the $2,862,000 decrease in gross profit, as previously described, and to increased research and development expenses related to new product development activities.

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

        Cash decreased $179,000 from $1,038,000 at December 31, 2002 to $859,000 at June 30, 2003. Cash provided by operating activities of $15,906,000 related to continuing operations was used to fund $7,703,000 of the Air Energy acquisition, to fund capital expenditures of $2,569,000, to repay borrowings under revolving credit facilities of $3,884,000 and to make scheduled payments on promissory notes and capital leases of $1,912,000.

        Net cash provided by operations for second quarter 2003 results primarily from net income adjusted for non-cash items including depreciation and amortization expense and from collections on accounts receivable balances that are seasonally higher at year-end. This was partially offset by a decrease in accrued liabilities and an increase in inventory. The decrease in accrued liabilities is due primarily to the payment during first quarter 2003 of customer incentive programs, bonuses and commissions accrued for in 2002. The increase in inventory is due primarily to the build-up of inventory in preparation for seasonally strong sales in the fourth quarter as well as to new product inventory including Pool Products new pump and filter line.

        For the six months ended June 30, 2002, cash provided by operating activities related to continuing operations of $17,704,000 was used to repay borrowings under revolving credit facilities of $12,004,000, to make scheduled payments on promissory notes and capital leases of $997,000 and to fund capital expenditures of $3,520,000.

        Our working capital was $62,722,000 at June 30, 2003 as compared to $70,359,000 at December 31, 2002. The decrease in working capital is due to the decrease in accounts receivable partially offset by the increase in inventory and decreases in accounts payable, accrued liabilities and current portion of long-term debt. These fluctuations are reflective of the seasonality of our business. The current ratio increased to 2.4 at June 30, 2003 from 2.3 at December 31, 2002.

        We have general liability, product liability and workers' compensation insurance programs. Insurance coverage under these programs is subject to policy deductibles for which we are at risk for losses. The actual settlements or other resolution of claims under these insurance programs may differ from estimated reserves, however, the possible range of loss in excess of those accrued is not reasonably estimable. Based upon currently available information, we do not believe that resolution of any pending insurance claims will have a material adverse effect on our financial condition, results of operations or liquidity although the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period and ultimately could affect the cost of our insurance premiums or our ability to obtain insurance coverage.

        We have a $60,000,000 revolving bank credit facility that expires in November 2004. Borrowings under the facility are limited to borrowing base calculations based upon eligible accounts receivable and inventory balances. The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $10,000,000. At June 30, 2003, there were $9,009,000 in borrowings and $7,698,000 in letters of credit outstanding under the credit facility with $22,991,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

        Our Canadian subsidiary has a CDN. $11,000,000 revolving bank line of credit facility, increasing by CDN. $1,000,000 for certain months of the year, a forward exchange contract facility of up to CDN. $2,000,000 and a letter of credit facility of up to CDN. $500,000. Borrowings under the facility are due on demand. At June 30, 2003, there were no borrowings and no letters of credit outstanding under the credit facility with CDN. $11,000,000 (US $8,015,000) of borrowing availability remaining under borrowing base limitations of the credit facility.

        On October 22, 2001, we entered into a real estate financing agreement with a bank and mortgaged our four U.S. manufacturing facilities to secure four promissory notes totaling $20,590,000. The notes require monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008. The balance outstanding at June 30, 2003 was $19,217,000.

        On December 21, 2001, we entered into a $15,000,000 equipment financing agreement with a bank. Initial borrowings under the agreement of $10,290,000 were funded on December 28, 2001 and are evidenced by two term notes secured by specific machinery and equipment located at our manufacturing facilities. The notes require quarterly payments of $514,500 plus accrued interest beginning on April 1, 2002 with all unpaid principal balances and accrued interest due on January 1, 2007. In January 2002, we entered into interest rate swap agreements that effectively convert the variable rate interest on the $10,290,000 promissory notes payable to a fixed rate of 6.73 percent. The interest rate swap expires on January 1, 2007. Interest differentials to be paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related period that the debt is outstanding. On September 30, 2002, we borrowed an additional $4,500,000 under the equipment financing agreement evidenced by two term notes secured by specific machinery and equipment located at our manufacturing facilities and at certain vendors' facilities. The notes require quarterly payments of $225,000 beginning on December 29, 2002 with all unpaid principal balances and accrued interest due on September 30, 2007. The balance outstanding under this agreement at June 30, 2003 was $11,768,000. No additional amounts can be borrowed under this agreement.

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

        Due to the seasonality of our pool products business, the extended payment term receivables offered during the fall and winter months are collected during the spring and summer. This creates a seasonal peak in borrowing levels during the spring months.

        We currently anticipate that no cash dividends will be paid on our Common Stock in order to conserve cash to fund our future operations and growth. In addition, the terms of our credit facilities prohibit us from paying dividends.

        As of June 30, 2003, there were no material changes in our contractual cash obligations and other commercial commitments from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition and Liquidity" in our Annual Report on Form 10-K for the year ended December 31, 2002.

Other Matters

Accounting Pronouncements

        See Note 1 to the Unaudited Consolidated Financial Statements included in this Form 10-Q for information related to recent accounting pronouncements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002. There has been no significant change in the nature or amount of market risk since year-end.

ITEM 4—CONTROLS AND PROCEDURES

        As required by Rule 13a-15(b), Water Pik Technologies management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. During the period covered by this report, there have been no significant changes in the Company's internal controls, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of Water Pik Technologies, Inc. was held on April 24, 2003. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for the purpose of:

            (i)  Election of a class of two directors for a three-year term expiring in 2006; and

           (ii)  Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for 2003.

        There was no solicitation in opposition to management's nominees for directors and all of management's nominees were elected.

        At the meeting, Charles J. Queenan, Jr. and Babette E. Heimbuch were elected as directors for three-year terms expiring in 2006, and the appointment of Ernst & Young LLP as independent auditors was ratified.

        The tables below summarize the results of the stockholders' vote:

	Number	Percentage
Shares outstanding and entitled to vote	12,465,862	100.0%
Shares represented in person or by proxy at meeting	10,856,664	87.1%
Shares not voted at meeting	1,609,198	12.9%

Proposal one (Election of Directors)
Breakdown of votes cast for each nominee

	Votes For	Votes Withheld
Charles J. Queenan, Jr.	9,847,170	1,009,494
Babette E. Heimbuch	10,549,913	306,751

Proposal two (Ratification of Auditor Appointment)
Breakdown of votes cast

Votes For	Votes Against	Abstain	Broker Non-Votes
10,605,252	243,393	8,019	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits—

  31.1
  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2
  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32
  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K—

    The Company filed a current report on Form 8-K on April 17, 2003: (a) under Item 7, providing the Company's press release related to its first quarter 2003 earnings, and (b) under Items 9 and 12, furnishing information regarding its press release for its first quarter 2003 earnings.

    The Company filed a current report on Form 8-K on April 24, 2003, under Item 5, announcing that its stockholders elected two directors to three-year terms expiring in 2006, and ratifying the appointment of Ernst & Young as the Company's independent auditors for 2003.

    The Company filed a current report on Form 8-K on June 3, 2003, under Item 5, announcing that it had acquired the assets of Air Energy Heat Pumps, Inc. and affiliates, a privately-held manufacturing company located in Ft. Lauderdale, Florida.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER PIK TECHNOLOGIES, INC.
Date: August 11, 2003	By:	/s/ MICHAEL P. HOOPIS Michael P. Hoopis President and Chief Executive Officer (Principal Executive Officer)
Date: August 11, 2003	By:	/s/ VICTOR C. STREUFERT Victor C. Streufert Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

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