Form 10-Q
period 2003-09-30
WATER PIK TECHNOLOGIES INC
filed 2003-11-10
CIK 1094286

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes ☒    No ☐

        The number of shares of Common Stock outstanding on November 6, 2003 was 12,354,153 shares.

WATER PIK TECHNOLOGIES, INC.

INDEX

		Page Number
Part I—Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets—September 30, 2003 (unaudited) and December 31, 2002	3
	Consolidated Statements of Operations—Three months and nine months ended September 30, 2003 and 2002 (unaudited)	4
	Consolidated Statements of Cash Flows—Nine months ended September 30, 2003 and 2002 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
Part II—Other Information
Item 6.	Exhibits and Reports on Form 8-K	22
Signatures		23

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Water Pik Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except for share and per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash	$3,888	$1,038
Accounts receivable, less allowances of $1,726 at September 30, 2003 and $2,100 at December 31, 2002	47,424	78,966
Inventories	45,759	35,840
Deferred income taxes	7,219	6,685
Prepaid expenses and other current assets	2,580	3,457

Total current assets	106,870	125,986
Property, plant and equipment, net	48,696	50,774
Goodwill, net	25,862	18,330
Deferred income taxes	1,070	1,509
Other assets	3,109	2,486

Total assets	$185,607	$199,085

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$22,046	$22,209
Accrued income taxes	1,383	139
Accrued liabilities	22,350	28,421
Current portion of long-term debt	3,797	4,858

Total current liabilities	49,576	55,627
Long-term debt, less current portion	26,493	40,876
Other accrued liabilities	6,056	6,978

Total liabilities	82,125	103,481
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 12,524,103 and 12,447,865 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	125	125
Additional paid-in capital	79,058	78,144
Equity adjustments due to stock plans	(8,345)	(8,331)
Retained earnings	32,041	27,015
Accumulated comprehensive income (loss)	603	(1,349)

Total stockholders' equity	103,482	95,604

Total liabilities and stockholders' equity	$185,607	$199,085

See accompanying notes

Water Pik Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales	$76,129	$67,804	$208,014	$197,198
Cost and expenses:
Cost of sales	53,919	45,323	146,359	133,162
Selling expenses	10,830	11,699	32,754	32,270
General and administrative expenses	4,956	4,719	14,474	13,783
Research and development expenses	1,431	2,452	5,307	6,083

	71,136	64,193	198,894	185,298

Operating income	4,993	3,611	9,120	11,900
Interest expense	496	531	1,595	1,826
Other income	(118)	201	(326)	(82)

Income from continuing operations before income taxes	4,615	2,879	7,851	10,156
Income tax provision	1,596	915	2,775	3,642

Income from continuing operations	3,019	1,964	5,076	6,514
Discontinued operations:
Loss from operations of discontinued product line	(6)	(446)	(78)	(1,984)
Income tax benefit	(3)	(165)	(28)	(734)

Loss on discontinued operations	(3)	(281)	(50)	(1,250)

Net income	$3,016	$1,683	$5,026	$5,264

Basic net income per common share
Continuing operations	$0.25	$0.16	$0.42	$0.54
Discontinued operations	—	(0.02)	—	(0.10)

Net income	$0.25	$0.14	$0.42	$0.44

Diluted net income per common share
Continuing operations	$0.24	$0.16	$0.41	$0.52
Discontinued operations	—	(0.03)	—	(0.10)

Net income	$0.24	$0.13	$0.41	$0.42

Shares used in per share calculation—basic	12,101,000	12,065,000	12,086,000	12,038,000

Shares used in per share calculation—diluted	12,455,000	12,558,000	12,335,000	12,434,000

See accompanying notes

Water Pik Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Net income	$5,026	$5,264
Loss from discontinued product line	50	1,250

Income from continuing operations	5,076	6,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,434	7,334
Deferred income taxes	(129)	256
Compensation expense arising from stock awards	222	266
Loss on sale of property, plant and equipment	—	468
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	33,545	28,444
Inventories	(7,410)	(10,442)
Accounts payable	(2,333)	(3,977)
Accrued liabilities	(7,418)	(4,716)
Accrued income taxes	1,607	(2,369)
Other assets and liabilities	(708)	(2,315)

Cash provided by operating activities	29,886	19,463

Investing activities:
Purchase of business	(7,703)	—
Purchase of property, plant and equipment	(3,987)	(5,107)
Disposals of property, plant and equipment	47	184

Cash used in investing activities	(11,643)	(4,923)

Financing activities:
Net borrowings under revolving credit facilities	(12,756)	(8,567)
Payments on promissory notes	(2,836)	(1,647)
Proceeds from exercise of options	284	78
Principal payments on capital leases	(11)	(99)

Cash used in financing activities	(15,319)	(10,235)

Effect of exchange rate changes on cash	(24)	45
Cash used in discontinued operations	(50)	(1,185)

Increase in cash	2,850	3,165
Cash at beginning of period	1,038	997

Cash at end of period	$3,888	$4,162

See accompanying notes

Water Pik Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.     Basis of Presentation

DESCRIPTION OF BUSINESS

        Water Pik Technologies, Inc. ("Water Pik Technologies" or the "Company") is a leader in designing, manufacturing and marketing a broad range of well-recognized personal health care products and pool products and water-heating systems. The Company's products include: showerheads; consumer and professional oral health products; water filtration products; personal stress relief products; swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters and water features; and residential and commercial water-heating systems. Water Pik Technologies operates in two business segments—the Personal Health Care segment and the Pool Products and Heating Systems segment.

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

Adoption of SFAS No. 150 did not have a material impact on the Company's consolidated results of operations or financial position.

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

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Adoption of FIN 46 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

2.     Inventories

        Inventories are stated at the lower of cost (last-in, first-out ("LIFO") and first-in, first-out ("FIFO") cost methods) or market. Inventories consist of the following:

	September 30, 2003	December 31, 2002
	(In thousands)
Raw materials and supplies	$19,292	$16,710
Work-in-process	4,998	4,672
Finished goods	25,519	18,375

Total inventories at current cost	49,809	39,757
Less: Allowances to reduce current cost values to LIFO basis	(4,050)	(3,917)

Total inventories	$45,759	$35,840

        Inventories determined using the LIFO cost method were $38,031,000 at September 30, 2003 and $30,960,000 at December 31, 2002, net of the respective LIFO reserves. The remainder of inventory was determined using the FIFO cost method.

3.     Acquisition

        On June 2, 2003, as part of its strategic objective to accelerate sales and profit growth in its pool business through development of a more comprehensive package of pool equipment and accessories, the Company acquired substantially all of the assets of Air Energy Heat Pumps, Inc. and affiliates ("Air Energy"), a Ft. Lauderdale, Florida manufacturer of premium branded heat pumps for swimming pools and spas. The estimated purchase price totaled $8,631,000 (including direct acquisition costs and estimated additional contingent payments based on future performance) with payment consisting of $7,703,000 in cash and an additional payment due upon completion of the contingency period. The estimated purchase price as of September 30, 2003 has been adjusted to reflect additional information regarding assets acquired, liabilities assumed and estimated contingent payments. The final purchase price is subject to calendar year 2003 financial performance and other measurements. The allocation of the purchase price resulted in $7,077,000 in goodwill, $120,000 in identifiable intangible assets with estimated three-year lives, $2,960,000 of current assets (primarily accounts receivable and inventory), $819,000 in property, plant and equipment and $2,345,000 in assumed liabilities. The goodwill was assigned to the Pool Product and Heating Systems segment and is expected to be deductible for tax purposes. The results of operations of Air Energy are included in the Company's consolidated results of operations beginning June 2, 2003.

4.     Long-Term Debt

        Long-term debt is comprised of the following:

	September 30, 2003	December 31, 2002
	(In thousands)
Revolving credit facility	$165	$11,774
Canadian revolving credit facility	—	1,059
Mortgage notes payable	19,011	19,629
Promissory notes payable—equipment financing facility	11,028	13,246
Other	86	26

	30,290	45,734
Less: Current portion	(3,797)	(4,858)

Long-term debt	$26,493	$40,876

        On August 27, 2003, the Company entered into an amended and restated credit agreement with a group of banks for a revolving credit facility of up to $80,000,000, including $10,000,000 revolving credit availability for our Canadian subsidiary. The facility expires on December 1, 2007 and replaced the Company's previous $60,000,000 revolving credit facility, which was due to expire in November 2004, and its CDN. $11,000,000 Canadian revolving credit facility, which was renewable annually and terminable on demand. Borrowings and letters of credit under the revolving credit facility are secured by certain company assets and are limited by borrowing base calculations based upon eligible accounts receivable and inventory, as defined in the credit agreement. At September 30, 2003, the Company had $27,999,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

        Domestic borrowings under the revolving credit facility bear interest at varying rates at either the greater of the bank's prime rate, 1.0 percent above the base CD (Certificates of Deposit) rate, or 0.5 percent above the federal funds effective rate, plus a margin of 25 to 100 basis points or, if the Company exercises a LIBOR (London Interbank Offered Rate) option, at the LIBOR rate plus a margin of 125 to 250 basis points per annum. For borrowings by the Company's Canadian subsidiary, U.S. dollar denominated borrowings bear interest at either the greater of the Canadian bank's US Base prime rate or 1.0 percent above the federal funds effective rate, plus a margin of 25 to 100 basis points. Canadian dollar borrowings bear interest at the greater of the bank's Canadian prime rate or 1.0 percent above the CDOR (Canadian Dollar Offered Rate), plus a margin of 25 to 100 basis points or, if the Company exercises a BA (Bankers' Acceptance) loan option, at 0.1 percent above the CDOR rate plus a margin of 125 to 250 basis points per annum. The Company is subject to a $50,000 annual agency fee and an unused line fee equal to 0.15 percent to 0.50 percent per annum of the monthly average unused borrowings. The margins and unused line fees are dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and are adjusted quarterly. Interest on the revolving credit facility is payable monthly.

        The revolving credit facility provides for issuance of letters of credit up to the borrowing base less the outstanding line of credit balance, not to exceed $10,000,000. A letter of credit fee is charged to the Company equal to the LIBOR rate less 25 basis points on the aggregate undrawn amount of all outstanding letters of credit. The Company also is subject to a fronting fee equal to 0.25 percent per annum of outstanding letters of credit. At September 30, 2003, the aggregate amount of outstanding letters of credit under the credit facility was $7,750,000.

        The revolving credit facility and the Company's real estate loan agreement and related mortgage notes require the Company to be in compliance with specific financial and non-financial covenants and restrictions relating to indebtedness, liens, investments, dividend payments, fixed charge coverage, capital expenditures and the relationship of our total consolidated indebtedness to EBITDA. The Company was in compliance with these covenants at September 30, 2003.

        The Company utilizes interest rate swap agreements as cash flow hedges to lock in the interest rate on borrowings and therefore achieve a desired proportion of variable and fixed-rate debt. At September 30, 2003 and December 31, 2002, the Company had outstanding two interest rate swap agreements related to borrowings under the equipment financing facility with aggregate notional amounts of $7,203,000 and $8,747,000, respectively, expiring on January 1, 2007. The changes in their fair values resulted in gains of $77,000 and $92,000 for the three months and nine months ended September 30, 2003, respectively, and losses of $208,000 and $433,000 for the three months and nine months ended September 30, 2002, respectively, which have been recognized in accumulated comprehensive loss within stockholders' equity. The counterparty to these interest rate swap agreements is a major financial institution. The Company continually monitors the credit quality of the financial institution and anticipates full performance by the counterparty.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Net income, as reported	$3,016	$1,683	$5,026	$5,264
Stock-based compensation expense included in reported net income, net of tax	107	102	318	305
Total stock-based compensation expense determined under the fair value based method for all awards, net of tax	(279)	(433)	(952)	(1,303)

Pro forma net income	$2,844	$1,352	$4,392	$4,266

Basic net income per common share—as reported	$0.25	$0.14	$0.42	$0.44
Basic net income per common share—pro forma	$0.24	$0.11	$0.36	$0.35
Diluted net income per common share—as reported	$0.24	$0.13	$0.41	$0.42
Diluted net income per common share—pro forma	$0.23	$0.11	$0.36	$0.34

        For purposes of pro forma disclosure, the estimated fair value of the options is amortized ratably over the options' vesting period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for the grants in 2002: an expected dividend yield of 0 percent, an average expected life of the options of 6 years, an expected volatility of 46.5 percent and a risk-free interest rate of 4.71 percent. The weighted-average fair value of options granted during 2002 was $5.22. There were no options granted during the three months and nine months ended September 30, 2003.

6.     Comprehensive Income

        The components of comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Net income	$3,016	$1,683	$5,026	$5,264
Foreign currency translation gains (losses)	(351)	(153)	1,860	394
Change in fair value of cash flow hedge	77	(208)	92	(433)

Comprehensive income	$2,742	$1,322	$6,978	$5,225

7.     Income Taxes

        The provision for income taxes for the 2003 and 2002 interim periods was computed in accordance with FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods," and was based on projections of total year pretax income in accordance with SFAS No. 109, "Accounting for Income Taxes." The effective income tax rate attributable to continuing operations was 34.6 percent for the three months and 35.3 percent for the nine months ended September 30, 2003, compared to 31.8 percent for the three months and 35.9 percent for the nine months ended September 30, 2002. The effective income tax rates attributable to continuing operations for the three months ended September 30, 2003 and 2002 reflect adjustments based on completion of the prior year income tax returns.

8.     Commitments and Contingencies

WARRANTIES

        The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company generally warrants its products for a period ranging from one to five years. Factors considered in determining appropriate accruals for product warranty obligations include size of the installed base of products subject to warranty protection, historical warranty claim rates, historical cost-per claim, and knowledge of specific product failures that are outside the Company's typical experience. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future expectations.

        Information on changes in the Company's accrued warranties and related costs are as follows:

	Nine Months Ended September 30, March 31,
	2003	2002
	(In thousands)
Beginning warranty reserves	$4,820	$4,052
Cost of warranty claims	(5,837)	(5,227)
Product warranties acquired	236	—
Accruals for product warranties	5,955	5,390

Ending warranty reserves	$5,174	$4,215

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

        The Company has recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $4,745,000 and $6,066,000 as of September 30, 2003 and December 31, 2002, respectively. The amount related to product and general liability lawsuits, asserted claims and incurred but not reported claims was $3,212,000 and $4,904,000 as of September 30, 2003 and December 31, 2002, respectively. The amount related to workers' compensation asserted claims and incurred but not reported claims was $1,533,000 and $1,162,000 as of September 30, 2003 and December 31, 2002, respectively.

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

        A reconciliation of weighted average shares outstanding, used to calculate basic net income per common share, to weighted average shares outstanding assuming dilution, used to calculate diluted net income per common share, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Weighted average common shares outstanding—basic	12,101	12,065	12,086	12,038
Diluted effect of employee stock options and restricted shares	354	493	249	396

Weighted average common shares outstanding—diluted	12,455	12,558	12,335	12,434

10.   Business Segments

        The Company operates in two business segments organized around its products: the Personal Health Care segment and the Pool Products and Heating Systems segment. The Personal Health Care segment designs, manufactures and markets personal health care products including showerheads, consumer and professional oral health products, water filtration products and personal stress relief products. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, water features and residential and commercial water-heating systems.

        Information on the Company's business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Sales:
Personal Health Care	$30,832	$33,281	$88,403	$90,218
Pool Products and Heating Systems	45,297	34,523	119,611	106,980

Total Sales	$76,129	$67,804	$208,014	$197,198

Operating income:
Personal Health Care	$1,459	$2,520	$5,130	$6,772
Pool Products and Heating Systems	3,534	1,091	3,990	5,128

Total operating income	4,993	3,611	9,120	11,900
Interest expense	496	531	1,595	1,826
Other (income) expense	(118)	201	(326)	(82)

Income from continuing operations before income taxes	$4,615	$2,879	$7,851	$10,156

	September 30, 2003	December 31, 2002
	(In thousands)
Identifiable assets:
Personal Health Care	$65,429	$70,477
Pool Products and Heating Systems	107,746	115,435
Corporate	12,432	13,173

Total identifiable assets	$185,607	$199,085

11.   Subsequent Event

        On October 23, 2003, pursuant to the Stock Acquisition and Retention Program ("SARP") under the Company's Employee Stock Purchase Plan, certain officers of the Company tendered back to the Company a total of 178,482 shares of the Company's common stock, which they had originally purchased pursuant to the SARP, as repayment of principle and accrued interest on notes owed by the officers to the Company totaling $1,999,000. Pursuant to the terms of the SARP, the tendered shares were valued at the average of the high and low market price on the day preceding the date the shares were tendered to the Company. The terms of the SARP permit repayment of loans and interest using shares of common stock originally purchased under the SARP. As a result of the transactions, the number of outstanding shares of the Company's Common Stock were reduced by 178,482.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties. Any statements contained in this report, which are not historical fact, may be considered forward-looking statements, and the Company relies upon the "safe harbor" for forward-looking statements provided by Private Securities Litigation Reform Act of 1995. Actual results could differ materially from these forward-looking statements as a result of the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, including, among others, its ability to develop new products and execute its growth strategy, the uncertainty of new product testing and regulatory approvals, the uncertainty that its marketing efforts will achieve the desired results with respect to existing or new products, its dependence on key customers, the seasonal nature of its businesses, the impact on consumer confidence and consumer spending as a result of acts of terrorism and war, the effect of product liability claims, risks associated with using foreign suppliers and failure to protect its intellectual properties. All forward-looking statements in this report and subsequent written or oral statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

Overview of Business

        Water Pik Technologies is a leader in designing, manufacturing and marketing a broad range of well-recognized personal health care products, swimming pool products and water-heating products. We operate in two business segments: the Personal Health Care segment and the Pool Products and Heating Systems segment. The Personal Health Care segment designs, manufactures and markets personal health care products including showerheads, consumer and professional oral health products, water filtration products and personal stress relief products. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, water features and residential and commercial water-heating systems.

        On June 2, 2003, as part of our strategic objective to accelerate sales and profit growth in our pool business through development of a more comprehensive package of pool equipment and accessories, we acquired substantially all of the assets of Air Energy Heat Pumps, Inc. and affiliates ("Air Energy"), a Ft. Lauderdale, Florida manufacturer of premium branded heat pumps for swimming pools and spas. The results of operations of Air Energy are included in our consolidated results of operations beginning June 2, 2003.

        In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment. The Ozone product line includes the Aquia™ home sanitizing product introduced in September 2001. We have decided that the promotional investment necessary to create the market for consumer products based on this technology is significantly greater than the available resources. We are actively marketing the Ozone product line toward completing the disposition by December 2003. The operating results of the discontinued product line have been reported separately as discontinued operations in the consolidated statements of operations and the assets and liabilities have been reclassified to other assets and other liabilities in the consolidated balance sheets for all periods presented in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." All discussions and amounts herein for all periods presented relate to continuing operations only unless otherwise noted. As such, the discussions related to prior years have been modified to reflect information on continuing operations only.

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

Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(Dollars in thousands)
Personal Health Care	$30,832	$33,281	(7.4)%	$88,403	$90,218	(2.0)%
Pool Products and Heating Systems	45,297	34,523	31.2%	119,611	106,980	11.8%

Total sales	$76,129	$67,804	12.3%	$208,014	$197,198	5.5%
Gross profit	$22,210	$22,481	(1.2)%	$61,655	$64,036	(3.7)%
Operating income	$4,993	$3,611	38.3%	$9,120	$11,900	(23.4)%
Income from continuing operations	$3,019	$1,964		$5,076	$6,514
Loss on discontinued operations	(3)	(281)		(50)	(1,250)

Net income	$3,016	$1,683		$5,026	$5,264

Gross profit as a percent of sales	29.2%	33.2%		29.6%	32.5%
Operating income as a percent of sales	6.6%	5.3%		4.4%	6.0%

        The results of operations classified as discontinued are excluded from the following discussions of our consolidated and Personal Health Care segment operating results.

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

        Sales for the three months ended September 30, 2003 were $76,129,000, representing an increase of $8,325,000 or 12.3 percent over the comparable period in 2002 due to an increase of $10,774,000 in Pool Products and Heating Systems segment sales partially offset by a decrease of $2,449,000 in Personal Health Care segment sales. The increase in Pool Product and Heating System segment sales includes $2,230,000 in heat pump sales related to the Air Energy acquisition.

        Gross profit (sales less cost of sales) decreased to $22,210,000 for the three months ended September 30, 2003 compared to $22,481,000 for the same period in 2002. Gross profit as a percentage of sales for the three months ended September 30, 2003 decreased to 29.2 percent compared with 33.2 percent for the same period in 2002. The decline in gross profit was due primarily to a mix shift to lower margin pool products and to a less profitable product mix within both operating segments as well as to increased sales incentives, discounted sales of slow moving products and higher freight costs in the Personal Health Care segment.

        Operating income (gross profit less selling, general and administrative, and research and development expenses) increased $1,382,000 to $4,993,000 for the three months ended September 30, 2003 from $3,611,000 for the three months ended September 30, 2002. The increase in operating income was due primarily to decreased selling and research and development expenses partially offset by the decline in gross profit and increased general and administrative expenses. The decrease in selling expenses was due primarily to decreased advertising costs in the Personal Health Care segment. Research and development expenses decreased in both operating segments due to higher costs in 2002 related to new product activities and to the reallocation of engineering resources in the Pool Products and Heating Systems segment to sustaining activities in 2003. The increase in general and administrative expenses was due to general increases in costs including higher insurance and employee-related costs.

        Interest expense, which relates to borrowings under credit facilities and to promissory and mortgage notes payable, decreased $35,000 to $496,000 for the three months ended September 30, 2003 from $531,000 for the three months ended September 30, 2002. This decrease was due to a lower weighted average interest rate on borrowings during third quarter 2003 as compared with the same period in 2002.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

        Sales for the nine months ended September 30, 2003 were $208,014,000, representing an increase of $10,816,000 or 5.5 percent over the comparable period in 2002, due to an increase of $12,631,000 in Pool Products and Heating Systems segment sales partially offset by a decrease of $1,815,000 in Personal Health Care segment sales. The increase in Pool Product and Heating System segment sales includes $2,736,000 in heat pump sales related to the Air Energy acquisition.

        Gross profit decreased $2,381,000 to $61,655,000 for the nine months ended September 30, 2003 from $64,036,000 for the nine months ended September 30, 2002 due to a decrease of $2,103,000 in the Personal Health Care segment partially offset by an increase of $278,000 in the Pool Products and Heating Systems segment. Gross profit as a percentage of sales for the nine months ended September 30, 2003 decreased to 29.6 percent from 32.5 percent for the same period in 2002 due to declines in both operating segments. The decrease was due primarily to a less profitable product mix in both operating segments and to increased sales incentives primarily in the Personal Health Care segment.

        Operating income decreased $2,780,000 to $9,120,000 for the nine months ended September 30, 2003 from $11,900,000 for the nine months ended September 30, 2002. The decrease in operating income was due to the decrease in gross profit as discussed above and to an increase in operating expenses of $339,000. The increase in operating expenses consisted of increases of $484,000 in selling expenses due to increased advertising and commissions in the Pool Products and Heating System segment, $691,000 in general and administrative expenses partially offset by a decrease of $776,000 in research and development expenses in the Personal Health Care segment.

        Interest expense decreased $231,000 to $1,595,000 for the nine months ended September 30, 2003 from $1,826,000 for the nine months ended September 30, 2002. This decrease was due to lower weighted average interest rate on lower average borrowings during the nine months ended September 30, 2003 as compared with the same period of 2002.

Personal Health Care

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(Dollars in thousands)
Sales:
Oral health products	$13,129	$13,482	(2.6)%	$36,655	$37,184	(1.4)%
Shower products	15,564	14,388	8.2%	45,287	42,779	5.9%
Other products	2,139	5,411	(60.5)%	6,461	10,255	(37.0)%

Total sales	$30,832	$33,281	(7.4)%	$88,403	$90,218	2.0%
Gross profit	$10,918	$13,773	(20.7)%	$34,347	$36,450	(5.8)%
Operating income	$1,459	$2,520	(42.1)%	$5,130	$6,772	(24.2)%
Gross profit as a percent of sales	35.4%	41.4%		38.9%	40.4%
Operating income as a percent of sales	4.7%	7.6%		5.8%	7.5%

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

        Sales in the Personal Health Care segment for the three months ended September 30, 2003 were $30,832,000, a decrease of $2,449,000 or 7.4 percent over the comparable period in 2002. Sales of oral health products decreased $353,000 to $13,129,000 for the three months ended September 30, 2003. Shower products sales increased $1,176,000 due primarily to increased sales of AquaFall® and New Visions® showerheads. Sales for the other products category decreased $3,272,000 to $2,139,000 for the three months ended September 30, 2003 due primarily to decreased sales of personal stress relief products, which were higher in 2002 due to new product introductions and earlier timing of seasonal orders.

        Gross profit decreased to $10,918,000 or 35.4 percent of sales for the three months ended September 30, 2003 from $13,773,000 or 41.4 percent of sales for the same period in 2002. The decrease in gross profit as a percentage of sales was due primarily to increased sales allowances, discounted sales of slow-moving products, product mix, higher freight costs and lower sales.

        Operating income decreased $1,061,000 to $1,459,000 for the three months ended September 30, 2003 from $2,520,000 for the three months ended September 30, 2002. Operating income as a percentage of sales decreased to 4.7 percent in the three months ended September 30, 2003 from 7.6 percent for the same period in 2002. The decrease in operating income was due to lower gross profit as discussed above partially offset by decreased selling and research and development expenses.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

        Sales in the Personal Health Care segment for the nine months ended September 30, 2003 were $88,403,000, a decrease of $1,815,000 or 2.0 percent over the comparable period in 2002. Shower products sales increased $2,508,000 to $45,287,000 for the nine months ended September 30, 2003 compared to $42,779,000 for the same period 2002 due to increased sales of New Visions® and AquaFall® showerheads. Sales of oral health products decreased $529,000 to $36,655,000 for the nine months ended September 30, 2003 due to increased sales incentives and lower sales of professional dental products partially offset by increased consumer oral health product sales including sales of the Waterpik® flosser and sales of the new SynchroSonic™ toothbrush introduced in September 2002. Sales for the other products category decreased $3,794,000 to $6,461,000 for the nine months ended September 30, 2003 due primarily to decreased sales of personal stress relief products and water treatment products.

        Gross profit decreased to $34,347,000 or 38.9 percent of sales for the nine months ended September 30, 2003 from $36,450,000 or 40.4 percent of sales for the same period 2002 due to increased sales allowances, higher freight costs and a less favorable product mix partially offset by lower warranty costs.

        Operating income decreased $1,642,000 to $5,130,000 for the nine months ended September 30, 2003 from $6,772,000 for the nine months ended September 30, 2002. The decrease in operating income was due to lower gross profit partially offset by decreased research and development expenses.

Pool Products and Heating Systems

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(Dollars in thousands)
Sales:
Pool products	$34,949	$25,836	35.3%	$93,941	$82,457	13.9%
Water-heating systems	10,348	8,687	19.1%	25,670	24,523	4.7%

Total sales	$45,297	$34,523	31.2%	$119,611	$106,980	11.8%
Gross profit	$11,292	$8,708	29.7%	$27,308	$27,586	(1.0)%
Operating income	$3,534	$1,091	223.9%	$3,990	$5,128	(22.2)%
Gross profit as a percent of sales	24.9%	25.2%		22.8%	25.8%
Operating income as a percent of sales	7.8%	3.2%		3.3%	4.8%

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

        Sales in the Pool Products and Heating Systems segment for the three months ended September 30, 2003 were $45,297,000 an increase of $10,774,000 or 31.2 percent over the comparable period in 2002. Sales for the pool product category increased $9,113,000 to $34,949,000 for the three months ended September 30, 2003 due primarily to increased sales of new pumps and filters, general increases across most product lines driven by our pool builder conversion program and to $2,230,000 in heat pump sales from the June 2, 2003 acquisition of Air Energy. Water-heating systems sales increased $1,661,000 to $10,348,000 for the three months ended September 30, 2003 from the same period in 2002 due to increased sales of commercial and residential products. The increase in commercial sales was driven by the new Laars® Rheos™ and the Laars® Pennant™ boilers.

        Gross profit increased $2,584,000 to $11,292,000 for the three months ended September 30, 2003 from $8,708,000 for the same period in 2002. Gross profit as a percentage of sales decreased to 24.9 percent for the three months ended September 30, 2003 from 25.2 percent for the same period in 2002. The increase in gross profit was due primarily to higher sales volume. The decrease in gross profit as a percentage of sales was due primarily to a mix shift to lower margin products and to higher warranty costs.

        Operating income increased $2,443,000 to $3,534,000 for the three months ended September 30, 2003 from $1,091,000 for the comparable period of 2002. The increase in operating income was due primarily to the higher gross profit as previously described.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

        Sales in the Pool Products and Heating Systems segment were $119,611,000 for the nine months ended September 30, 2003, an increase of $12,631,000 or 11.8 percent over the comparable period of 2002. Sales for the pool product category increased $11,484,000 to $93,941,000 for the nine months ended September 30, 2003 due primarily to increased sales of pumps and filters, general increases across most product lines driven by our pool builder conversion program and $2,736,000 in heat pump sales from the acquisition of Air Energy. Water-heating systems sales increased $1,147,000 to $25,670,000 for the nine months ended September 30, 2003 from the same period in 2002 due to increased sales of new commercial boilers.

        Gross profit decreased $278,000 to $27,308,000 or 22.8 percent or sales for the nine months ended September 30, 2003 from $27,586,000 or 25.8 percent of sales for the same period in 2002 due primarily to product mix and increased warranty costs.

        Operating income decreased $1,138,000 to $3,990,000 for the nine months ended September 30, 2003 from $5,128,000 for the comparable period of 2002. The decrease in operating income was due primarily to increased advertising and research and development expenses related to new product development activities, increased sales commissions on higher sales and to the decrease in gross profit as discussed above.

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

        Cash increased $2,850,000 from $1,038,000 at December 31, 2002 to $3,888,000 at September 30, 2003. Cash provided by operating activities for the nine months ended September 30, 2003 of $29,886,000 related to continuing operations was used to fund $7,703,000 of the Air Energy acquisition, to fund capital expenditures of $3,987,000, to repay borrowings under revolving credit facilities of $12,756,000 and to make scheduled payments on promissory notes and capital leases of $2,907,000.

        Net cash provided by operations for third quarter 2003 results primarily from net income adjusted for non-cash items including depreciation and amortization expense and from collections on accounts receivable balances that are seasonally higher at year-end. This was partially offset by a decrease in accrued liabilities and an increase in inventory. The decrease in accrued liabilities was due primarily to the payment during first quarter 2003 of customer incentive programs, bonuses and commissions accrued for in 2002. The increase in inventory was due primarily to the build-up of inventory in preparation for seasonally strong sales in the fourth quarter as well as to new product inventory including Pool Products new pump and filter and heat pump lines.

        For the nine months ended September 30, 2002, cash provided by operating activities related to continuing operations of $19,463,000 was used to repay borrowings under revolving credit facilities of $8,567,000, to make scheduled payments on promissory notes and capital leases of $1,746,000 and to fund capital expenditures of $5,107,000.

        Our working capital was $57,294,000 at September 30, 2003 as compared to $70,359,000 at December 31, 2002. The decrease in working capital was due to the decrease in accounts receivable partially offset by the increase in inventory and decreases in accounts payable, accrued liabilities and current portion of long-term debt. These fluctuations are reflective of the seasonality of our business. The current ratio increased to 2.2 at September 30, 2003 from 2.3 at December 31, 2002.

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

        On August 27, 2003, we entered into an amended and restated credit agreement with a group of banks for a revolving bank credit facility of up to $80,000,000, including $10,000,000 revolving credit availability for our Canadian subsidiary. Borrowings under the facility are limited to borrowing base calculations based on eligible accounts receivable and inventory balances. The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $10,000,000. The credit facility expires on December 1, 2007 and replaced our previous $60,000,000 revolving credit facility, which was due to expire in November 2004, and our CDN. $11,000,000 Canadian revolving credit facility. At September 30, 2003, there were $165,000 in borrowings and $7,750,000 in letters of credit outstanding under the credit facility with $27,999,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

        On October 22, 2001, we entered into a real estate financing agreement with a bank and mortgaged our four U.S. manufacturing facilities to secure four promissory notes totaling $20,590,000. The notes require monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008. In August 2003, we voluntarily amended the real estate financing agreement to conform certain financial covenants to those in the amended and restated revolving credit facility. The balance outstanding at September 30, 2003 was $19,011,000.

        On December 21, 2001, we entered into a $15,000,000 equipment financing agreement with a bank. Initial borrowings under the agreement of $10,290,000 were funded on December 28, 2001 and are evidenced by two term notes secured by specific machinery and equipment located at our manufacturing facilities. The notes require quarterly payments of $514,500 plus accrued interest beginning on April 1, 2002 with all unpaid principal balances and accrued interest due on January 1, 2007. In January 2002, we entered into interest rate swap agreements that effectively convert the variable rate interest on the $10,290,000 promissory notes payable to a fixed rate of 6.73 percent. The interest rate swap expires on January 1, 2007. Interest differentials to be paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related period that the debt is outstanding. On September 30, 2002, we borrowed an additional $4,500,000 under the equipment financing agreement evidenced by two term notes secured by specific machinery and equipment located at our manufacturing facilities and at certain vendors' facilities. The notes require quarterly payments of $225,000 beginning on December 29, 2002 with all unpaid principal balances and accrued interest due on September 30, 2007. The balance outstanding under this agreement at September 30, 2003 was $11,028,000. No additional amounts can be borrowed under this agreement.

        Our revolving credit facility and mortgage notes require us to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, dividend payments, fixed charge coverage, capital expenditures and the relationship of our total consolidated indebtedness to our earnings before interest, taxes, depreciation and amortization. A security interest in substantially all of our assets was granted as collateral to the lenders under the credit agreements. To the extent that we are not able to comply with the financial covenants, we may be unable to borrow additional amounts and outstanding amounts may become due on an accelerated basis, which would adversely affect our liquidity.

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

        As noted above, on August 27, 2003, we replaced our $60,000,000 revolving credit facility and CDN. $11,000,000 Canadian revolving credit facility with a $80,000,000 revolving credit facility. Also, our debt, including borrowings under the revolving credit facility and notes payable, has declined by $15,418,000 to $30,290,000 at September 30, 2003 compared to $45,708,000 at December 31, 2002. Additionally, our long-term noncancelable raw material purchase obligations increased $2,295,000 to $4,792,000 at September 30, 2003 from $2,497,000 at December 31, 2002. There were no other significant changes in our contractual cash obligations and other commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition and Liquidity" in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

ITEM 4—CONTROLS AND PROCEDURES

        As required by Rule 13a-15(b), Water Pik Technologies management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. During the period covered by this report, there have been no changes in the Company's internal controls over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits—

  4.1
  First Amendment to Loan Agreement and Notes dated August 27, 2003 between Water Pik, Inc., Laars, Inc., and U.S. Bank National Association, amending Loan Agreement and Notes dated October 22, 2001.

  31.1
  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2
  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32
  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K—

    The Company filed a current report on Form 8-K on July 18, 2003: (a) under Item 7, providing the Company's press release related to its second quarter 2003 earnings, and (b) under Items 9 and 12, furnishing information regarding its press release for its second quarter 2003 earnings.

    The Company filed a current report on Form 8-K on September 2, 2003, under Item 5, announcing that the Company entered into an Amended and Restated Revolving Credit Agreement with a group of banks.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER PIK TECHNOLOGIES, INC.
Date: November 10, 2003	By:	/s/ MICHAEL P. HOOPIS Michael P. Hoopis President and Chief Executive Officer (Principal Executive Officer)
Date: November 10, 2003	By:	/s/ VICTOR C. STREUFERT Victor C. Streufert Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

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
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Overview of Business
  Critical Accounting Policies and Estimates
  Consolidated Results of Operations
  Three months ended September 30, 2003 compared to the three months ended September 30, 2002
  Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002
  Personal Health Care
  Three months ended September 30, 2003 compared to the three months ended September 30, 2002
  Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002
  Pool Products and Heating Systems
  Three months ended September 30, 2003 compared to the three months ended September 30, 2002
  Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002
  Seasonality
  Financial Condition and Liquidity
  Other Matters
  Accounting Pronouncements
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4—CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES