Form 10-K
period 2003-12-31
WATER PIK TECHNOLOGIES INC
filed 2004-03-09
CIK 1094286

QuickLinks -- Click here to rapidly navigate through this document

United States Securities and Exchange Commission Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
☒ Yes    ☐ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 29, 2003 was approximately $79,070,546, based on the closing sale price of the Common Stock of $7.85 as reported by the New York Stock Exchange. Shares of voting stock known by the registrant to be beneficially owned by executive officers or directors of the registrant are not included in the computation; however, shares of voting stock reported to be beneficially owned by holders of 5 percent or more of the voting stock are included in the computation. The registrant has made no determination whether any such persons are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

The number of shares of Common Stock outstanding as of March 1, 2004 was 12,290,077 shares.

Documents incorporated by reference:

Part III of this Report incorporates by reference selected portions of the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders scheduled to be held on May 13, 2004, which will be filed by the Company within 120 days after December 31, 2003.

WATER PIK TECHNOLOGIES, INC.

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
•
Water Pik® oral health products
•
Water Pik® and Instapure® water filtration products
•
Waterpik® personal stress relief products
•
Laars® and Jandy™ pool and spa heaters, and Jandy® controls, valves, pumps, filters and water features
•
Air Energy™ heat pumps
•
ClorMatic® salt chlorine generators
•
Water Pik™ and Jandy™ pool and spa accessories, including cleaning and maintenance supplies, white goods, ladders, solar reels, floating lounges, pool toys and games
•
Laars® residential and commercial boilers and water-heating products

We have manufactured personal health care products for over 40 years. We have manufactured water-heating products for over 50 years and pool equipment for over 30 years.

An extensive distribution network allows us to distribute our products across various distribution channels to reach a greater number of consumers and distributors. We manufacture and distribute products principally through seven facilities located in the United States and Canada. Sales in fiscal years 2003, 2002 and 2001 were $305.1 million, $281.8 million and $281.7 million, respectively.

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

We operate on a 52- or 53- week fiscal year ending on the last Sunday closest to December 31. On January 28, 2004, our Board of Directors approved a change in our fiscal year end to the Sunday nearest to September 30, effective in 2004. Our public filings are available on our web site at http://www.waterpik.com and may also be obtained through the Securities and Exchange Commission ("SEC") at its web site at http://www.sec.gov.

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

The U.S. population consists of approximately 77 million "baby boomers" ranging from 40 to 58 years of age. These consumers wish to remain active and seek personal health care products to maintain a high quality of life. Moreover, "baby boomers" typically have more discretionary income, which they are more likely to spend on home remodeling projects, including projects to improve their backyards, pools and spas. In addition, many consumers now view the backyard as an extension of their indoor living environment and are improving backyards as they would the interiors of their homes.

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

2    Water Pik Technologies, Inc.

Competitive Strengths

We are a strong competitor for the following reasons:

• Strong Brand Names. Over many years, we have developed an extensive portfolio of company-owned brand names. These strong brand names include Water Pik® personal health care products, Jandy® swimming pool and spa products and Laars® water-heating products. As consumers turn more and more to brand name merchandise to validate their product purchase decisions, we believe that our strong brand names will provide the platform for future growth and will enable us to expand our product offerings into new and existing product categories and channels of distribution.

• Reputation for Innovative Products. We have a strong history of innovative product development with our Water Pik® personal health care products, Jandy® swimming pool and spa products and Laars® water-heating products. We have developed and introduced many products which are considered the first of their kind and that resulted in the formation of new markets, such as: the Water Pik® oral irrigator; The Original Shower Massage® showerhead; the Instapure® end-of-faucet water filter; the Laars® swimming pool heater; the Jandy® automatic swimming pool cleaner; and the Jandy® AquaLink® electronic swimming pool control system. In response to changing consumer preferences, we continue to develop and introduce new and innovative products such as the Cascadia® drenching showerhead, the New Visions® showerheads, the Waterpik® flosser, the Laars® Hi-E2® high efficiency swimming pool heater and the Endurance™ modulating residential boiler. We have received numerous awards for our product design, innovation and quality.

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

• Proven Manufacturing Capabilities. We have proven skills in transitioning the product development process into high quality, lower cost manufacturing, utilizing our own facilities as well as global sourcing. We are skilled in production manufacturing processes, including plastic injection molding, metal processing, final assembly and testing, logistics and customer fulfillment. We utilize lean manufacturing techniques in our manufacturing facilities to improve product quality, reduce product cost, and reduce working capital requirements in inventory, plant square footage and capital expenditures while achieving high customer product fulfillment satisfaction.

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

Business Strategy

Our vision is to create a growth-oriented consumer products company that capitalizes on our well-recognized brand names and develops innovative products that provide outstanding value to our customers as follows:

• Introduction of Innovative New Products. We intend to continue the development and introduction of new and innovative products to achieve our growth objectives. Our success in product development will continue to be driven by consumer and commercial customer needs, market trends and the vulnerability of our competitors. We intend to sharpen our focus on the regular development of new products and extensions to the existing product lines. These developments may range from significant new product functions or features to innovative design changes to satisfy changing consumer preferences. We intend to increase the flexibility of our design and manufacturing processes to enhance our ability to be responsive to consumer preferences and to enable us to introduce new products and product extensions with shorter development cycles than our competitors.

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

• Leverage Strong Brand Name Recognition. We believe that our strong Water Pik®, Jandy® and Laars® brand names will allow us to more rapidly market and sell new products. The strength of these brand names provides new products with consumer credibility and acceptance. By building on our brand names, we expect to increase market share, expand our product offerings, enhance consumer brand loyalty and expand our distribution channels.

Water Pik Technologies, Inc.    3

• Capitalize Upon Existing Distribution Channels. As we continue the introduction of innovative new products and broaden our product offerings, we anticipate being able to rapidly offer these products to existing retail and wholesale distribution channels through our well-established distribution network. We believe that we can utilize all of our distribution channels to effectively distribute more of our product lines to allow us to reach a greater number of consumers and distributors. We believe that we also will have an opportunity to capitalize on our distribution strengths in specific product segments by cross-selling other products into those channels of distribution. For example, some Water Pik™ products have the potential to be sold through wholesale and construction distribution channels that currently sell Jandy® and Laars® products.

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

• Leverage Customer Service Capabilities. We intend to satisfy our customers' expectations and enhance our sales and profitability by leveraging our customer service capabilities in product delivery and after-sales service. We will continue to improve our on-time product delivery through our state-of-the-art production initiatives; establish a one-stop, closed loop communication and response system for technical after-sales service; and regularly update our customers' sales and technical service representatives with training programs and new tools, hardware and software.

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

Business Segments

See Note 15 to the consolidated financial statements for financial information by reportable segment and by geographical area. Information related to business acquisitions is set forth in Notes 13 and 17 to the consolidated financial statements. See also Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
AquaFall® showerhead
Cascadia® showerhead

4    Water Pik Technologies, Inc.

New Visions® showerheads, including Grace®, Avante'™, Charleston® and Linea®
Full-Body Shower Panel™
Medallion™ showerhead

Oral Health Products.    We manufacture a complete line of consumer and professional oral health care devices. In 1962, we developed and introduced the original Water Pik® oral irrigator. Our consumer oral health products are designed to reduce plaque, stains and gingivitis with many of the products accepted by the American Dental Association. Products include personal and family Water Pik® dental systems and the SenSonic® plaque removal instrument, an electronic toothbrush that generates 30,000 sonic brush strokes per minute. In September 2002, we introduced the SynchroSonic® toothbrush, an advanced action sonic toothbrush with dual motors. In January 2003, we relaunched the Waterpik® Vibe™ toothbrush, a low cost disposable toothbrush that provides a step-up performance alternative to manual toothbrushes. In August 2003, we introduced the Waterpik® dental water jet, a cordless, rechargeable version of the proven oral irrigator.

The oral health care products are marketed under the following product names:

Waterpik® flosser
Water Pik® professional oral irrigator
Water Pik® personal oral irrigator
Water Pik® family oral irrigator
Water Pik® travel oral irrigator
Waterpik Plus® plaque control system
SenSonic® plaque removal instrument
SenSonic® ADVANCED plaque removal instrument
SenSonic Plus® plaque control system
Waterpik® Vibe® toothbrush
Waterpik® SynchroSonic® toothbrush
Waterpik® dental water jet

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

Personal Stress Relief Products.    In 2001, we introduced a new line of personal stress relief products. The Foot Retreat Spa®, launched in July 2001, provided the foundation for the launch of additional new products in this category. In July 2002, we extended our foot spa product offering with the launch of the Pedicure foot spa and Sport foot spa. In July 2002, we launched the AccuReach® precision massager with a unique design that allows for an effortless, pinpoint massage experience.

The personal stress relief products are marketed under the following product names:

Waterpik® Foot Retreat Spa®
Waterpik® AccuReach® precision massager
Waterpik® Pedicure Spa™
Waterpik® Sport Spa™

POOL PRODUCTS AND HEATING SYSTEMS

The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, automatic salt chlorine generators and water features and residential and commercial water-heating systems.

Pool and Spa Products.    We are a leader in the design, manufacture and marketing of swimming pool and spa equipment, which is sold primarily under the Jandy® and Laars® brand names. Our pool and spa products include:

•
a wide range of swimming pool and spa heaters;
•
swimming pool and spa heat pumps;
•
technologically advanced electronic controls to automate all functions of swimming pools, spas and water effects;
•
automatic pool cleaners;
•
an extensive line of swimming pool and spa plumbing products, such as 3-way diverter valves, check valves, ball valves, backwash valves and valve actuators;
•
multi-color pool and spa lights;
•
automatic salt chlorine generators;
•
a comprehensive line of water features such as waterfalls, rock falls, fountains, laminar flow jets, deck jets and decorative pool accents;
•
a line of swimming pool pumps and filters; and

Water Pik Technologies, Inc.    5

•
pool and spa accessories, including cleaning and maintenance supplies, white goods, ladders, solar reels, floating lounges, pool toys and games.

These products are marketed under the following brand names:

PRODUCT CATEGORY	BRAND NAME

Pool Heaters	Jandy™ Laars Lite®, Jandy™ Laars LX®, Jandy™ Laars® LT, Jandy™ Laars® HotShot®, Jandy™ Chaleur®
High-Efficiency Pool Heater	Jandy™ Laars® Hi-E2®
Oil Pool Heater	Jandy™ Laars® XL-3®
Commercial Pool Heater	Jandy™ Laars® AP™
Heat Pumps	Air Energy™ heat pumps
Electronic Controls	Jandy® AquaLink® RS control system
Valves	Jandy® valve, Jandy® NeverLube® valve, Jandy® 3-way valve
Valve Actuator	Jandy® valve actuators
Automatic Pool Cleaner	Jandy® RayVac®
Automatic salt chlorine generators	ClorMatic® salt chlorine generator
Water Features	Jandy™ Sheer Descent®, Aqua Accents™
Pumps and Filters	Jandy® pump, Jandy® filter
Maintenance Equipment and Accessories	Olympic™ (in Canada), Water Pik™, Jandy®

We are a leading manufacturer and marketer of swimming pool and spa heaters, including natural gas-, propane- and oil-fired residential and commercial pool heaters. We manufacture both standard efficiency (82 percent) and high efficiency (95 percent) heaters.

In 1996, we acquired Jandy, one of the leading producers of electronic control systems, automatic valves, automatic cleaners and other water features for the swimming pool and spa industry. Jandy® electronic pool and spa controls are recognized as some of the highest quality, most technologically advanced and innovative products in the pool and spa industry. We produce a wide array of electronic control systems ranging from basic systems which adjust only one or two functions to sophisticated systems that completely automate a pool, spa, lighting, pumps, filters, water features and landscape features.

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

In June 2003, we acquired the assets of Air Energy Heat Pumps, Inc. and affiliates ("Air Energy"), a privately held manufacturing company located in Ft. Lauderdale, Florida. Air Energy manufactures premium heat pumps for swimming pools and spas. The addition of heat pumps to our product line gives us a significant market position in regions of the country where heat pumps are the preferred technology to heat pools and spas.

In January 2004, we acquired Huron Tech Systems, a division of Finnchem USA, Inc., located in Jacksonville, Florida. Huron Technology Systems manufactures automatic salt chlorine generators used for swimming pool and spa water sanitation and titanium heat exchangers, a component used in premium heat pumps. The addition of the ClorMatic® salt chlorine generator product line allows us to integrate a high-growth pool equipment category into our Jandy™ system, a comprehensive line of pool and spa products designed to meet all the equipment needs of our customers. Additionally, the vertical integration into the manufacture of titanium heat exchangers used in our heat pumps will provide immediate margin improvement for the heat pump product line.

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

6    Water Pik Technologies, Inc.

("Trianco"), a manufacturer of high efficiency, sealed combustion gas and oil fuel boilers and water-heating products, to enhance our capabilities in commercial and residential heating systems.

These products are marketed under the following brand names:

PRODUCT CATEGORY	BRAND NAME

Commercial Boilers and Water Heaters	Laars® Mighty Therm®, Laars® Mighty Max®, Laars® Mighty Stack® Laars® Rheos®, Laars® Pennant®
Residential Boiler	Laars® Mini-Therm®
Residential Combination Boiler	Laars® Mini-Combo®
High-Efficiency Boilers	Laars® CB™, Laars® Summit®, Laars® Endurance™
Oil Boilers	Laars® Max™, Laars® Newport™, Laars® Horizon™

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
•
Mini-Therm® induced draft series of residential boilers;
•
Mini-Combo® induced draft combination hydronic boiler and domestic water heater;
•
Mighty Stack® automatic circulating water heater;
•
Newport™ oil boiler;
•
MAX™ oil boiler;
•
Laars® Rheos® boiler; and
•
Laars® Pennant® boiler

In January 1999, we launched an innovative residential gas boiler, the Laars® Endurance™ boiler, which is fully modulating to match a home's changing heat load and is designed to provide homeowners with precise temperature control throughout the home while reducing energy consumption. The Endurance™ boiler is the first modulating residential boiler manufactured and distributed in North America. In August 2002, we introduced the Laars® Rheos® boiler, a high-efficiency, modulating commercial boiler. In April 2003, we introduced the Laars® Pennant® boiler, a high-performance, fan-induced unit designed for ease of installation.

Sales, Marketing and Distribution

We sell our products using a combination of inside sales representatives, manufacturer's representatives and distributors. This provides a broad distribution network that allows us to efficiently distribute our products across a number of distribution channels to reach a greater number of consumers and distributors than many of our competitors.

International sales are primarily to Canada, Japan and Europe and accounted for 16 percent of our total sales in 2003. Approximately 56 percent of our international sales were in Canada.

PERSONAL HEALTH CARE

Water Pik® showerheads are marketed to consumers through mass merchandisers and home centers such as Wal-Mart, Target, Home Depot, Lowe's and Bed Bath & Beyond.

Water Pik® consumer oral health products are marketed to consumers through mass merchandisers and drug stores such as Wal-Mart, Target, Walgreens, Bed Bath & Beyond, Eckerds, CVS, Intersante in Germany and Biomed in Switzerland.

Professional dental products are marketed under the Denar®, Getz® and Hanau® brands through professional dental supply dealers.

Water Pik® and Instapure® water filtration products are sold to consumers through mass merchandisers, home centers, drug stores and cooperative hardware chains such as Home Depot, Wal-Mart and Lowes.

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

Water Pik Technologies, Inc.    7

Competition

We compete with domestic and international companies. Competition is based on price, quality, service, product features, product innovation, marketing and distribution. Our success depends on our ability to introduce innovative products before our competitors and to design, manufacture and market a broad range of reliable products that incorporate technological innovations and that satisfy current consumer needs. Among the most significant competitors are larger companies that may have greater financial and technical resources than we do.

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

Research and Product Development

We support research and product development through cross-functional teams lead by our marketing and engineering departments. The marketing team, together with outside consultants, researches both demographics and lifestyle trends to identify product concepts related to unmet consumer and commercial customer needs. Product concepts are then expressed in engineering prototypes in the first stage of new product development. Research continues as product concepts evolve through interaction with consumer focus groups. At any point in time, we generally have products in various stages of development. Our research and product development expenditures were approximately $7,152,000, $8,341,000 and $6,838,000 in 2003, 2002 and 2001, respectively.

We develop and introduce new products and categories targeted toward capitalizing on emerging consumer trends, such as the AquaFall® and Cascadia® drenching showerheads, the Water Pik® SynchroSonic® toothbrush, the New Visions® showerheads, the Waterpik® Foot Retreat Spa®, the Waterpik® AccuReach® precision massager, the Jandy® AquaLink® RS control system, the Laars® Hotshot®, an above-ground pool and spa heater, the Jandy® pumps, the Jandy® filters, the Laars® Summit®, a high-efficiency, modulating commercial boiler and water heater, the Laars® Pennant® commercial boiler, and the Laars® Rheos® commercial boiler. Research and product development efforts also focus on continuing to develop improved and innovative products that meet increasing energy efficiency performance requirements and stricter environmental regulations. We also regularly conduct clinical research to validate the safety and effectiveness of our consumer and professional oral health products. Our research and development efforts have resulted in numerous awards for design and innovation.

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

8    Water Pik Technologies, Inc.

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

Seasonality

Our business is highly seasonal, with operating results varying from quarter to quarter. The Personal Health Care segment has historically experienced higher sales in the fourth quarter of each calendar year due to stronger retail demand during the holiday season. The Pool Products and Heating Systems segment has historically experienced higher sales in the second and fourth quarters of each calendar year as customers purchase such products in preparation for the cooler weather and in anticipation of the warm spring and summer months. In addition, as a result of the seasonality of sales, the Pool Products and Heating Systems segment offers incentive programs and extended payment terms to encourage pool product customers to purchase products generally during the fourth calendar quarter, as is consistent with industry practice. Seasonal variations in operating results can also occur due to short-term trends such as changes in the economic environment and weather patterns. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Backlog

Backlog consists of firm orders for our products that are generally shipped within the next year. Backlog was $10,277,000 and $11,113,000 as of December 31, 2003 and 2002, respectively.

Employees

Our work force consists of approximately 1,600 employees. We are not a party to a collective bargaining agreement with respect to any of our employees. We consider our relations with our employees to be good.

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

Water Pik Technologies, Inc.    9

Executive Officers

Executive Officers of Water Pik Technologies, Inc. are as follows:

NAME, OFFICE AND POSITION	AGE

Michael P. Hoopis, President and Chief Executive Officer	53
Robert A. Shortt, Executive Vice President, Sales, Marketing and Business Development	42
Victor C. Streufert, Vice President, Finance, Chief Financial Officer and Treasurer	46
Richard P. Bisson, Vice President, Operations	44
Robert J. Rasp, Vice President and General Manager, Pool Products and Heating Systems	45
Theresa Hope-Reese, Vice President, Human Resources	46
Richard D. Tipton, Vice President, General Counsel and Secretary	47

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

Richard D. Tipton has been Vice President, General Counsel and Secretary of Water Pik Technologies, Inc. since

10    Water Pik Technologies, Inc.

March 2000. Prior to that time, from 1999 to 2000, Mr. Tipton was Vice President, General Counsel and Secretary of Data Processing Resources Corporation, an information technology services company. From 1987 to 1998, Mr. Tipton served in various legal executive positions at Chart House Enterprises, Inc., a national restaurant company, including Vice President—Legal Affairs and General Counsel from 1997 to 1998 and Vice President and Associate General Counsel from 1995 to 1997. Prior to 1987, Mr. Tipton engaged in the private practice of law in San Diego, California. He is a member of the California State Bar.

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

We cannot satisfy all of our planned product line extensions, new product development plans, capital expenditure programs and possible acquisitions without additional capital. While we believe that our working capital and general financing requirements for our existing business can be satisfied from the anticipated cash flow from operations and available borrowings under our credit facility, we cannot assure that this will continue to be the case. Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including investor perceptions of us, our business and the industries in which we operate, and general economic and market conditions. We may be unable to successfully raise needed capital and the amount of net proceeds that will be available to us may not be sufficient to meet our needs. Even if we are successful in raising capital, it may not be on favorable terms. Failure to successfully raise needed capital on a timely basis or to obtain any needed additional financing on favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

Our top ten customers, including the effects of acquisitions, accounted for 43 and 44 percent of our net sales in 2003 and 2002, respectively. SCP Pool Corporation ("SCP"), The Home Depot, Inc., and Wal-Mart Stores, Inc. were our largest customers, accounting for 15 percent, 6 percent and 5 percent, respectively, of our net sales in 2003 and 15 percent, 7 percent and 6 percent, respectively, of our net sales in 2002. SCP accounted for approximately 20 percent of our accounts receivable as of December 31, 2003.

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

Our performance also is dependent upon the general health of the retail environment and financial condition of our customers. We sell to a diverse customer base. We grant credit terms in the normal course of business to our customers. We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined through review of their current credit information. We also monitor collections and payments from customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. However, we cannot assure that any of our efforts will protect us from non-payment by or insolvency of our customers. Changes in the retail environment and the financial difficulties of customers could have a material adverse effect on our business, results of operations and financial condition.

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

12    Water Pik Technologies, Inc.

Our business is highly seasonal which may adversely affect our operating results and financial condition.

Our business is highly seasonal, with operating results varying from quarter to quarter. Our Personal Health Care segment has historically experienced higher sales in the fourth quarter of each calendar year due to stronger retail demand during the holiday season. Our Pool Products and Heating Systems segment has historically experienced higher sales in the second and fourth quarters of each calendar year as customers purchase such products in preparation for the cooler weather and in anticipation of the warm spring and summer months. In addition, as a result of the seasonality of sales, our Pool Products and Heating Systems segment offers incentive programs and extended payments terms to encourage pool product customers to purchase products generally during the fourth calendar quarter, as is consistent with industry practice. This increases the risk that our customers will build-up excess inventory in response to purchase incentives. In addition, seasonality increases the risk of having insufficient cash to invest in product development at critical times. Poor weather can also have a material adverse impact on sales of pool products.

We are subject to the risks associated with international sales.

During 2003, international sales accounted for approximately 16 percent of our total sales, of which approximately 56 percent were sales made in Canada. We anticipate that future international sales will increase and may account for a more significant percentage of our sales. Risks associated with such increased international sales include:

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
•
exchange rate fluctuations which could increase the cost of foreign manufactured goods.

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

In addition, if the federal Consumer Products Safety Commission or state or local authority requires us to recall or repurchase our products, or if we institute a voluntary recall of our products, the repurchase or recall could be costly to us financially and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that could not be sold. This could have a material adverse effect on our business, results of operations and financial condition. In addition, development of new products creates increased risk of higher warranty claims. We experienced an increase in warranty cost during 2003.

There has been an increase in asbestos-related lawsuits against multiple defendant companies, some of which historically may have manufactured or sold products that had asbestos-containing components. Many of these companies have not been historically associated with having asbestos risks. We have been named in a small number of such suits where the alleged ties to our products are either unclear, or we have been able to demonstrate that the identified product did not contain asbestos. We have not made any settlement payments or incurred any adverse verdicts or awards in the asbestos cases that we have resolved to date, and we do not expect to incur any material liabilities in connection with these lawsuits. However, there is no assurance that we will continue to be successful in defending asbestos claims. In addition, our historic insurance coverage, including that of our

Water Pik Technologies, Inc.    13

predecessors, may not cover asbestos claims or the defense of such matters, as coverage depends on the year of purported exposure and other factors.

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

While we continue to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002 and the new Securities and Exchange Commission and New York Stock Exchange rules, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Other risk factors.

There are numerous other factors, many of which are outside of our control, which could adversely impact our results of operations and financial condition. Such factors include: adverse weather conditions, natural disasters, large scale medical outbreaks, such as SARS, acts of international or domestic terrorism and international, political and military developments which may, among other things, impair distribution of our products and reduce consumer spending on our products; labor disputes, which could increase costs and disrupt production of our products; price increases in commodities such as steel, copper and aluminum, which would increase our product costs; changing public and consumer tastes, which could result in lower spending on our products; and legal and regulatory developments that could impact how we operate with respect to environmental activities, safety, protection of intellectual property, importing or exporting of products and other areas.

Any of these factors could have a material adverse effect on our business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

14    Water Pik Technologies, Inc.

Item 2 Properties

Our principal facilities as of March 1, 2004 are listed below. Five of the ten facilities are owned and, of those owned, the facilities located in the U.S. are pledged as collateral on mortgage notes under our real estate financing agreement. Although the facilities vary in terms of age and condition, we believe that the facilities have been well maintained. Each of the manufacturing facilities conducts manufacturing operations in a relatively autonomous manner, supported by its own manufacturing, assembly and fulfillment areas, quality assurance department, and other support functions. We have instituted quality assurance programs to provide that our products comply with the Consumer Products Safety Act and other similar laws. Our Fort Collins and Loveland, Colorado facilities are ISO 9001:2000, EN ISO 13485:2000 and Canadian Medical Device Conformity Assessment System certified. We are currently evaluating the benefits and costs of continuing to maintain ISO certifications at some or all of our facilities.

FACILITY LOCATION	PRINCIPAL USE	SQUARE FOOTAGE (OWNED/LEASED)

Fort Collins, Colorado	Manufacturing of professional oral health products and distribution of Water Pik® consumer products.	250,000	(owned)
Loveland, Colorado	Manufacturing of showerheads and water filtration products.	136,000	(owned)
Montreal, Canada (2 buildings)	Manufacturing and distribution of pool and spa accessories, including cleaning and maintenance supplies, white goods, ladders, solar reels, floating lounges, pool toys and games.	55,000 47,000	(leased) (leased)
Moorpark, California	Manufacturing and distribution of pool and spa heaters, pool pumps and filters, valves, actuators, electronic controls, automated cleaners, water features, boilers and water heaters.	200,000	(owned)
Oakville, Canada	Distribution of Laars® and Jandy® products.	40,000	(owned)
Petaluma, California	Sales, marketing and customer service for pool products.	21,000	(leased)
Rochester, New Hampshire	Manufacturing of commercial boilers, water heaters and Trianco products.	80,000	(owned)
Scarborough, Canada	Sales, marketing, customer service, warehousing and distribution of Water Pik® Products.	30,000	(leased)
Ft. Lauderdale, Florida	Manufacturing of pool and spa heat pumps	52,000	(leased)
Jacksonville, Florida	Manufacturing of automatic salt chlorine generators for pool and spa use and titanium heat exchangers used in heat pumps	15,000	(leased)

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

We have recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $3,702,000 and $6,066,000 as of December 31, 2003 and December 31, 2002, respectively. The amount related to product and general liability lawsuits, asserted claims and incurred but not reported claims was $2,382,000 and $4,904,000 as of December 31, 2003 and December 31, 2002, respectively. The amount related to workers' compensation asserted claims and incurred but not reported claims was $1,320,000 and $1,162,000 as of December 31, 2003 and 2002, respectively.

Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Security

Price Range of Common Stock

Our Common Stock is listed on the New York Stock Exchange and trades under the symbol "PIK." The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported by the New York Stock Exchange.

	High	Low

2003
First Quarter	$8.49	$6.43
Second Quarter	8.50	6.22
Third Quarter	10.65	7.70
Fourth Quarter	13.42	9.83
2002
First Quarter	10.50	8.26
Second Quarter	12.59	9.35
Third Quarter	12.58	9.89
Fourth Quarter	11.24	7.00

On March 1, 2004, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $13.54 per share. As of March 1, 2004, there were 4,580 holders of record of our Common Stock.

Dividend Policy

To date, we have paid no cash dividends to our stockholders. We have no plans to pay dividends on our Common Stock in order to conserve cash for use in our business. In addition, the terms of our credit facility limit the amount of cash dividends that we may pay.

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

Year ended December 31, (in thousands, except for share and per share amounts)	2003	2002	2001	2000	1999

Consolidated Statement of Income Data
Sales	$305,125	$281,802	$281,691	$288,233	$253,695
Gross profit	$91,555	$90,565	$93,036	$94,465	$92,540
Income from continuing operations	$11,045	$10,491	$12,515	$10,734	$11,054
Loss on discontinued operations, net of tax	(80)	(4,992)	(2,398)	(531)	–

Net income	$10,965	$5,499	$10,117	$10,203	$11,054

Diluted net income per common share
Continuing operations	$0.89	$0.85	$1.05	$1.10	$1.15
Discontinued operations	(0.01)	(0.41)	(0.20)	(0.05)	–

Net income	$0.88	$0.44	$0.85	$1.05	$1.15

Average weighted common shares outstanding – diluted	12,394,056	12,413,390	11,948,266	9,722,996	9,594,330

EBITDA[1]
Income from continuing operations before income taxes	$17,123	$16,319	$20,641	$17,202	$18,820
Adjusted for:
Interest expense, net	1,646	1,929	2,576	3,714	582
Depreciation and amortization	10,090	9,658	9,555	9,381	8,491

EBITDA from continuing operations	$28,859	$27,906	$32,772	$30,297	$27,893

Consolidated Balance Sheet Data
Working capital	$80,506	$70,359	$58,926	$46,488	$41,272
Total assets	$218,576	$199,085	$194,591	$173,196	$159,631
Long-term debt, less current portion	$42,589	$40,876	$41,923	$36,995	$39,883
Stockholders' equity	$111,341	$95,604	$90,110	$66,747	$56,690

1"EBITDA" is defined as income from continuing operations before provision for interest expense and interest income, income taxes, depreciation and amortization. We evaluate our operating results based on several factors, including EBITDA. We consider EBITDA an important indicator of the operational strength and performance of our ongoing businesses. Additionally, EBITDA is a measure commonly used by investors and financial analysts in evaluating operating performance. However, EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles ("GAAP"). Accordingly, EBITDA should be considered in addition to, and not as a substitute for, any measures of financial performance prepared in compliance with GAAP. Similarly, EBITDA should not be inferred as more meaningful than any of those measures. EBITDA, as used by Water Pik Technologies is not necessarily comparable with similarly titled measures of other companies because all companies do not calculate EBITDA in the same fashion.

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

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based upon and should be read in conjunction with the audited consolidated financial statements, including the related notes, included herein. Some of the statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Actual results could differ materially from the expectations reflected in these forward-looking statements as a result of various factors including: the ability to execute growth strategies including acquisitions; the success of new product development activities; competitive factors; pricing pressures; changes in key customers; general economic and retail environment; changes in foreign markets and political conditions; achievement of expected cost reductions and /or productivity improvements; product quality, warranty costs and product liability claims;. See also "Business – Forward-Looking Statements."

Overview of Business

Water Pik Technologies is a leader in designing, manufacturing and marketing a broad range of well-recognized personal health care products, swimming pool products and water-heating systems. We operate in two business segments: the Personal Health Care segment and the Pool Products and Heating Systems segment. The Personal Health Care segment designs, manufactures and markets personal health care products including showerheads, consumer and professional oral health products, water filtration products and personal stress relief products. Our personal health care products are sold through a variety of channels, including home centers, mass-merchandisers, drug chains and specialty retailers. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, automatic salt chlorine generators, water features and residential and commercial water-heating systems. Our pool products and water-heating systems are sold through contractors and wholesale distributors.

Our strategy is to achieve sales and leveraged earnings growth through new product introductions and acquisitions that complement our existing businesses. We are focusing our investments and resources for the Personal Health Care segment on distribution gains and retail sell-through programs for products launched over the past several years. We continue to pursue product innovations to support future growth. The focus for our Pool Products and Heating Systems segment is a targeted pool builder conversion program marketing the Jandy® system, our comprehensive line of swimming pool and spa products designed to meet all the equipment needs of our customers. We have enhanced our Jandy® product offering through internal development, as well as strategic acquisitions.

In June 2003, we acquired substantially all of the assets of Air Energy Heat Pumps, Inc. and affiliates ("Air Energy"), a privately held manufacturing company located in Ft. Lauderdale, Florida. Air Energy manufactures premium heat pumps for swimming pools and spas. The addition of heat pumps to our product line gives us a significant market position in regions of the country where heat pumps are the preferred technology to heat pools and spas.

In January 2004, we completed the acquisition of Huron Tech Systems, a manufacturer of salt chlorine generators used for swimming pool and spa water sanitation. The addition of the ClorMatic™ salt chlorine generator product line will integrate a high-growth pool equipment category into the Jandy® system. In addition, Huron Tech Systems manufactures titanium heat exchangers, which are used in our heat pump product line. The vertical integration is expected to result in margin improvement in the product line.

Over the past several years, we have made the necessary investments in products, infrastructure and human resources, and implemented cost reduction programs to position us well for continued sales and earnings growth. We have developed high quality, lower cost manufacturing capabilities and streamlined our operations by eliminating redundant manufacturing facilities and moving manufacturing to lower-cost facilities offshore. We have improved our retail customer relationships with higher service levels and our pool contractors and wholesale distributor relationships with enhanced product offerings. Management uses certain key financial and non-financial indicators in managing the business including customer order backlog, sales and sell-through, new products as a percent of sales, gross margin, cost of quality including warranty, rework, and scrap, on-time delivery, cost reductions, production cost increases.

In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment. The Ozone product line includes the Aquia® home sanitizing product introduced in September 2001. We have decided that the promotional investment necessary to create the market for consumer products based on this technology is significantly greater than the available resources. We are actively pursuing the sale of the Ozone product line and expect that disposition will be completed in fiscal year 2004. The operating results of the discontinued product line have been reported separately as discontinued operations in the consolidated statements of income and the assets and liabilities have been reclassified to other assets and other liabilities in the consolidated balance sheets for all periods presented in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." All discussions and amounts herein for all years presented relate

18    Water Pik Technologies, Inc.

to continuing operations only unless otherwise noted. The discussions related to prior years have been modified to reflect information on continuing operations only.

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

ACCOUNTS RECEIVABLE

We market our products to a diverse customer base, principally throughout the United States and Canada. We grant credit terms in the normal course of business to our customers. Additionally, we offer extended payment terms to pool products customers to encourage them to purchase products generally during the fourth quarter to better enable utilization of manufacturing capacity. We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined through review of their current credit information. We also insure selected high-risk receivables from time to time to reduce our risk of credit loss. We continuously monitor collections and payments from customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimated losses are based on historical experience and any specific customer collection issues identified. If the financial condition of our customers, including SCP Pool Corporation, which accounted for approximately 20 percent and 25 percent of accounts receivable at December 31, 2003 and 2002, respectively, were to deteriorate resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required.

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

Water Pik Technologies, Inc.    19

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

Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS

Year ended December 31, (Dollars in thousands)	2003	% CHANGE	2002	% CHANGE	2001

Personal Health Care	$124,922	0.9%	$123,836	3.6%	$119,563
Pool Products and Heating Systems	180,203	14.1%	157,966	(2.6)%	162,128

Total sales	$305,125	8.3%	$281,802	0.0%	$281,691
Gross profit	$91,555	1.1%	$90,565	(2.7)%	$93,036
Operating profit	$18,792	2.1%	$18,413	(19.6)%	$22,894
Income from continuing operations	$11,045		$10,491		$12,515
Loss on discontinued operations	(80)		(4,992)		(2,398)

Net income	$10,965		$5,499		$10,117

Gross profit as a percent of sales	30.0%		32.1%		33.0%
Operating profit as a percent of sales	6.2%		6.5%		8.1%
International sales as a percent of sales	16.1%		16.3%		15.7%

Year ended December 31, 2003 compared to year ended December 31, 2002

Sales for 2003 were $305,125,000 compared to $281,802,000 in 2002. The increase in sales is due to increases of $22,237,000 in Pool Products and Heating Systems sales and $1,086,000 in Personal Health Care sales. The increase in Pool Products and Heating Systems segment sales includes $7,438,000 in heat pump sales related to the Air Energy acquisition in June 2003. Gross profit (sales less cost of sales) as a percent of sales for 2003 decreased to 30.0 percent compared with 32.1 percent for 2002 due to a mix shift to lower margin pool products and to declines in the gross profit percent in both operating segments.

Operating profit (gross profit less selling, general and administrative, and research and development expenses) as a percent of sales was 6.2 percent in 2003 compared to 6.5 percent in 2002. The decrease in operating profit as a percent of sales was driven by the lower gross profit percent as described above partially offset by decreases in selling and

20    Water Pik Technologies, Inc.

research and development expenses. Selling expenses decreased $302,000 to $45,088,000 in 2003 from $45,390,000 in 2002 and decreased as a percent of sales to 14.8 percent in 2003 from 16.1 percent in 2002. The decrease in selling expense is due primarily to decreased advertising costs in the Personal Health Care segment. Research and development expenses decreased $1,189,000 to $7,152,000 or 2.3 percent of sales in 2003 from $8,341,000 or 3.0 percent of sales in 2002 due to higher costs in 2002 related to new product activities and to the reallocation of engineering resources in the Pool Products and Heating Systems segment to sustaining activities in 2003. We redirect our research and development activities as needed based on product strategies, market opportunities and demands for sustaining support for existing products. General and administrative expenses increased $2,102,000 to $20,523,000 or 6.7 percent of sales in 2003 from $18,421,000 or 6.5 percent of sales in 2002 due to general increases in costs including higher insurance and employee-related costs. General and administrative costs are expected to increase, but are expected to be consistent as a percent of sales, due to higher insurance costs and higher costs associated with new regulatory requirements.

Interest expense, which relates to borrowings under our revolving credit facilities, to promissory notes issued under our equipment financing facility and to mortgage notes payable, decreased $266,000 to $2,053,000 in 2003 from $2,319,000 in 2002. The decrease relates to a lower weighted average interest rate on lower average borrowings during 2003 as compared to 2002.

The effective income tax rate related to continuing operations was 35.5 percent for 2003 as compared with 35.7 percent for 2002. The 2003 effective income tax rate decreased due to adjustments to rates utilized for the determination of the effective tax rate based upon completion of prior year tax returns.

Year ended December 31, 2002 compared to year ended December 31, 2001

Sales for 2002 were $281,802,000 compared to $281,691,000 in 2001. The $4,273,000 increase in Personal Health Care segment sales was offset by a $4,162,000 decrease in Pool Product and Heating System segment sales. Gross profit as a percent of sales for 2002 decreased to 32.1 percent compared with 33.0 percent for 2001 due to increased sales incentives as well as to a product mix shift in the Pool Product and Heating Systems segment to lower margin products and to increased warranty costs, partially offset by an overall product mix shift to more profitable Personal Health Care products. Warranty costs increased to 2.7 percent of sales from 2.3 percent of sales due primarily to product quality issues on certain pool products and to increased provisions related to new Personal Health Care products.

Operating profit as a percent of sales was 6.5 percent in 2002 compared to 8.1 percent in 2001. The decrease in gross profit, as described above, and increases in selling expenses and research and development expenses were partially offset by a decrease in general and administrative expenses. Selling expenses as a percent of sales increased to 16.1 percent in 2002 as compared with 15.3 percent in 2001. Selling expenses increased $2,201,000 to $45,390,000 in 2002 from $43,189,000 in 2001. Research and development expenses increased $1,503,000 to $8,341,000 in 2002 from $6,838,000 in 2001. The increases in selling and research and development expenses are due to new product development activities primarily in the Pool Products and Heating Systems segment. General and administrative expenses decreased $1,694,000 to $18,421,000 in 2002 from $20,115,000 in 2001 and decreased as a percent of sales to 6.5 percent in 2002 as compared to 7.1 percent in 2001 due primarily to a $1,719,000 decrease in goodwill amortization upon adoption in the first quarter 2002 of the new accounting policy on goodwill and other intangible assets, which no longer permits the amortization of goodwill. Operating profit in 2001 was also reduced by $743,000 in severance costs related to a workforce reduction of which $511,000 was classified as cost of sales, $221,000 as selling expense and $11,000 as general and administrative expense.

Interest expense decreased $560,000 to $2,319,000 in 2002 from $2,879,000 in 2001. The decrease relates to a lower weighted average interest rate on borrowings during 2002 as compared to 2001 with slightly higher average borrowings outstanding during the year.

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

Water Pik Technologies, Inc.    21

PERSONAL HEALTH CARE

Year ended December 31, (Dollars in thousands)	2003	% CHANGE	2002	% CHANGE	2001

Oral health products	$50,977	(0.9)%	$51,433	(3.0)%	$53,001
Shower products	63,919	8.6%	58,875	6.3%	55,364
Other products	10,026	(25.9)%	13,528	20.8%	11,198

Total sales	$124,922	0.9%	$123,836	3.6%	$119,563
Gross profit	$48,360	(0.9)%	$48,784	3.0%	$47,370
Operating profit	$7,299	1.3%	$7,208	6.5%	$6,769
Gross profit as a percent of sales	38.7%		39.4%		39.6%
Operating profit as a percent of sales	5.8%		5.8%		5.7%
International sales as a percent of sales	17.3%		17.7%		18.3%

Year ended December 31, 2003 compared to year ended December 31, 2002

Sales in the Personal Health Care segment were $124,922,000 in 2003, an increase of $1,086,000 or 0.9 percent over 2002. Shower products sales increased $5,044,000 to $63,919,000 in 2003 compared to $58,875,000 in 2002 due to increased sales of New Visions® and AquaFall® showerheads. Sales of oral health products decreased $456,000 to $50,977,000 in 2003 due to increased sales incentives and lower sales of professional dental products partially offset by increased consumer oral health product sales including increased sales of oral irrigators, Waterpik® flossers and the SynchroSonic™ toothbrush introduced September 2002. Sales for the other products category, which includes water filtration and personal stress relief products, decreased $3,502,000 to $10,026,000 in 2003 due to decreased sales of both water filtration and personal stress relief products. Personal stress relief sales were higher in 2002 due to higher initial shipments of newly introduced products.

Gross profit decreased to $48,360,000 or 38.7 percent of sales in 2003 from $48,784,000 or 39.4 percent of sales in 2002. The decrease in gross profit as a percent of sales is due to product mix, increased sales allowances, discounted sales of slow-moving and discontinued products and higher freight costs. Going forward, cost reduction efforts including the movement of production to lower cost offshore manufacturing locations will improve gross profit as a percent of sales, partially offset by continued product line rationalization efforts which may require discounted sales of related inventory.

Operating profit increased to $7,299,000 or 5.8 percent of sales in 2003 compared to $7,208,000 or 5.8 percent of sales in 2002. The decrease in gross profit as described above and increased general and administrative expenses were more than offset by decreased selling and research and development expenses in 2003. General and administrative expenses increased to 8.5 percent of sales in 2003 from 7.3 percent of sales in 2002 due to general cost increases including higher insurance and employee-related costs. Selling expenses decreased to 20.7 percent of sales in 2003 compared to 21.9 percent of sales in 2002 due primarily to lower advertising costs. Research and development expenses decreased to 3.6 percent of sales in 2003 from 4.4 percent of sales in 2002 due to higher costs in 2002 related to new product activities.

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

Gross profit increased $1,414,000 to $48,784,000 in 2002 from $47,370,000 in 2001. Gross profit as a percent of sales was 39.4 percent for 2002 compared to 39.6 percent for 2001. The increase in gross profit resulting from the increase in sales volume was partially offset by increased depreciation expense related to capital expenditures for new products introduced in 2001 and 2002.

Operating profit increased $439,000 to $7,208,000 in 2002 from $6,769,000 in 2001 while operating profit as a percent of sales for 2002 was consistent with 2001. The improvement in operating profit was due to the increase in gross profit as described above partially offset by increased selling and research and development expenses in 2002.

22    Water Pik Technologies, Inc.

POOL PRODUCTS AND HEATING SYSTEMS

Year ended December 31, (Dollars in thousands)	2003	% CHANGE	2002	% CHANGE	2001

Pool products	$143,003	15.7%	$123,596	(1.0)%	$124,800
Water-heating systems	37,200	8.2%	34,370	(7.9)%	37,328

Total sales	$180,203	14.1%	$157,966	(2.6)%	$162,128
Gross profit	$43,195	3.4%	$41,781	(8.5)%	$45,666
Operating profit	$11,493	2.6%	$11,205	(30.5)%	$16,125
Gross profit as a percent of sales	24.0%		26.4%		28.2%
Operating profit as a percent of sales	6.4%		7.1%		9.9%
International sales as a percent of sales	15.2%		15.5%		13.8%

Year ended December 31, 2003 compared to year ended December 31, 2002

Sales in the Pool Products and Heating Systems segment were $180,203,000 in 2003, an increase of $22,237,000 or 14.1 percent from 2002. Sales for the pool products category increased $19,407,000 to $143,003,000 in 2003 due primarily to increased sales of new pumps and filters, increased pool heater sales due to gains in market share and to $7,438,000 in heat pump sales from the June 2, 2003 acquisition of Air Energy. Water-heating systems sales increased $2,830,000 to $37,200,000 in 2003 due to increased sales of commercial boiler systems including the new Laars® Rheos™ and Laars® Pennant™ boilers.

Gross profit increased $1,414,000 to $43,195,000 in 2003 from $41,781,000 in 2002 due to the increase in sales volume. Gross profit as a percent of sales decreased to 24.0 percent in 2003 from 26.4 percent in 2002. The decrease in gross profit as a percent of sales is due primarily to product mix, higher warranty costs and higher costs related to the introduction of new products partially offset by improved freight costs. The anticipated higher growth rate of the lower margin pumps, filters and heat pumps is expected to negatively impact gross profit as a percent of sales over the near term, partially offset by the addition of higher margin ClorMatic™ salt chlorine generator sales and the vertical integration of the titanium heat exchangers from the January 2004 acquisition of Huron Tech Systems. The Company continues its efforts to reduce warranty costs through improved product quality and through the evaluation and reduction of warranty periods.

Operating profit increased to $11,493,000 in 2003 compared to $11,205,000 in 2002 but decreased as a percent of sales to 6.4 percent in 2003 compared to 7.1 percent in 2002. The decrease in operating profit as a percent of sales was driven by the lower gross profit percent as described above partially offset by decreases in selling, general and administrative and research and development expenses as a percent of sales. General and administrative expenses decreased to 5.5 percent of sales in 2003 from 5.9 percent of sales in 2002 due leveraging fixed costs over higher sales. Selling expenses decreased to 10.7 percent of sales in 2003 compared to 11.6 percent of sales in 2002. Research and development expenses decreased to 1.5 percent of sales in 2003 from 1.9 percent of sales in 2002 due to higher costs in 2002 related to new product activities and to the reallocation of engineering resources to sustaining activities in 2003.

Year ended December 31, 2002 compared to year ended December 31, 2001

Sales in the Pool Products and Heating Systems segment were $157,966,000 in 2002, a decrease of $4,162,000 or 2.6 percent from 2001. Pool products sales decreased $1,204,000 due primarily to increased sales incentives primarily driven by certain customers achieving higher volume rebate levels in 2002 as compared to 2001. Water-heating systems sales decreased $2,958,000 due primarily to a general decline in the economy and to increased competitive pressure in commercial markets.

Gross profit decreased $3,885,000 to $41,781,000 in 2002 from $45,666,000 in 2001 due primarily to the decrease in sales volume and to the increase in sales incentives as discussed above. Gross profit as a percent of sales decreased to 26.4 percent in 2002 from 28.2 percent in 2001. The decrease in gross profit as a percent of sales is due primarily to the lower sales volume and to higher sales incentives. The gross profit percent was also negatively impacted by increased warranty costs in 2002 as compared to 2001.

Operating profit decreased $4,920,000 to $11,205,000 in 2002 from $16,125,000 in 2001 due primarily to the sales decline described above and to increased selling and research and development expenses related to new product development activities partially offset by a $1,670,000 decrease in goodwill amortization.

Financial Condition and Liquidity

Our principal capital requirements are to fund working capital needs and capital expenditures and to meet required debt payments. We anticipate that our operating cash flow, together with available borrowings under the credit facilities described below, will be sufficient to meet our working capital requirements, fund capital expenditures and make scheduled

Water Pik Technologies, Inc.    23

principal and interest payments on our debt obligations for at least the next 12 months. However, a decrease in demand for our products due to risk factors discussed in Part I of this report or deterioration in our financial ratios under our credit facilities could adversely affect our liquidity.

Cash provided by operating activities of $13,176,000 related to continuing operations and $4,349,000 in increased borrowings under our revolving credit facility were used to fund $7,703,000 of the Air Energy acquisition, to fund capital expenditures of $6,328,000 and to make scheduled payments on promissory notes of $3,781,000. Cash decreased $68,000 to $970,000 at December 31, 2003 from $1,038,000 at December 31, 2002.

Net cash provided by operations in 2003 results primarily from net income adjusted for non-cash items including depreciation and amortization expense and to an increase in accrued income taxes. Accrued income taxes increased due primarily to higher taxable income in 2003 as compared to 2002. This was partially offset by increases in accounts receivable and inventory. The increase in accounts receivable is due to increases at both segments due to higher fourth quarter sales in 2003 as compared to 2002 including sales under seasonal selling programs in the Pool Products and Heating Systems segment with extended payment terms. The increase in inventory is due primarily to new product inventory in the Pool Products and Heating Systems segment including Pool Product's new pump and filter and heat pump lines.

In 2002, cash provided by operating activities of $9,762,000 and proceeds of $4,500,000 from the issuance of promissory notes under our equipment financing facility were used to fund capital expenditures of $8,778,000, to repay borrowings under revolving credit facilities of $2,596,000 and to make scheduled payments on promissory notes of $2,367,000.

Working capital increased to $80,506,000 at December 31, 2003 from $70,359,000 at December 31, 2002. The current ratio increased to 2.4 at December 31, 2003 from 2.3 at December 31, 2001. The increase in working capital is due primarily to increases in accounts receivable and inventories as discussed above.

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

On August 27, 2003, we entered into an amended and restated credit agreement with a group of banks for a revolving bank credit facility of up to $80,000,000, including $10,000,000 revolving credit availability for our Canadian subsidiary. Borrowings under the facility are limited to borrowing base calculations based on eligible accounts receivable and inventory balances. The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $10,000,000. The credit facility expires on December 1, 2007 and replaced our previous $60,000,000 revolving credit facility, which was due to expire in November 2004, and our CDN. $11,000,000 Canadian revolving credit facility. At December 31, 2003, there were $17,297,000 in borrowings and $7,160,000 in letters of credit outstanding under the credit facility with $29,251,000 in borrowing availability remaining under borrowing base limitations of the credit facility.

On October 22, 2001, we entered into a real estate financing agreement with a bank and mortgaged our four U.S. manufacturing facilities to secure four promissory notes totaling $20,590,000. The notes require monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008. In August 2003, we voluntarily amended the real estate financing agreement to conform certain financial covenants to those in the amended and restated revolving credit facility. The balance outstanding at December 31, 2003 was $18,806,000.

On December 21, 2001, we entered into a $15,000,000 equipment financing agreement with a bank. Initial borrowings under the agreement of $10,290,000 were funded on December 28, 2001 and are evidenced by two term notes secured by specific machinery and equipment located at our manufacturing facilities. The notes require quarterly payments of $514,500 plus accrued interest beginning on April 1, 2002 with all unpaid principal balances and accrued interest due on January 1, 2007. In January 2002, we entered into interest rate swap agreements that effectively convert the variable rate interest on the $10,290,000 promissory notes payable to a fixed rate of 6.73 percent. The interest rate swap expires on January 1, 2007. Interest differentials to be paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related period that the debt is outstanding. On September 30, 2002, we borrowed an additional $4,500,000 under the equipment financing agreement evidenced by two variable rate term notes secured by specific machinery and equipment located at our manufacturing facilities and at certain vendors' facilities. The notes require

24    Water Pik Technologies, Inc.

quarterly payments of $225,000 beginning on December 29, 2002 with all unpaid principal balances and accrued interest due on September 30, 2007. The balance outstanding under this agreement at December 31, 2003 was $10,288,000. No additional amounts can be borrowed under this agreement.

Our revolving credit facility and mortgage notes require us to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, dividends, fixed charge coverage, capital expenditures and the relationship of our total consolidated indebtedness to our earnings before interest, taxes, depreciation and amortization. A security interest in substantially all of our assets was granted as collateral to the lenders under the credit agreements. To the extent that we are not able to comply with the financial covenants, we may be unable to borrow additional amounts and outstanding amounts may become due on an accelerated basis, which would adversely affect our liquidity.

Due to the seasonality of our pool products business, the extended payment term receivables offered during the winter months are collected during the spring and summer. This creates a seasonal peak in borrowing levels during the spring months.

We currently anticipate that no cash dividends will be paid on our Common Stock in order to conserve cash to fund our future operations and growth. In addition, the terms of our credit facility limit the amount of cash dividends that we may pay.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities.

Contractual Obligations

The following represents contractual obligations and other commercial commitments at December 31, 2003:

Payments Due or Commitment Expiration by Period (Dollars in thousands)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years

Contractual obligations:
Long-term debt	$46,452	$3,865	$27,075	$15,512	–
Capital lease obligations	16	14	2	–	–
Operating leases	2,438	1,325	1,086	27	–
Purchase obligations[1]	4,401	4,242	159	–	–
Other Long-Term Liabilities[2]	6,254	1,304	2,097	200	2,653

Total contractual obligations	$59,561	$10,750	$30,419	$15,739	$2,653

Other commercial commitments
Standby letters of credit[3]	$342	$342	–	–	–

1Purchase obligations include contracts made in the ordinary course of business related to raw material purchases and legally binding commitments for capital projects. Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our consolidated balance sheet as accounts payable and accrued liabilities.

2Other Long-Term liabilities represent other long-term liability amounts reflected in our consolidated balance sheets with known payment streams and include: worker's compensation and product and general liability reserves and balances under the Water Pik Technologies, Inc. Deferred Compensation Plan. Amounts do not include the fair market value of derivative financial instruments. The timing of cash flows associated with these obligations are based upon management's estimates.

3Standby Letter of credit balances are related to merchandise purchases from foreign vendors. In addition, we have $6,818,000 in standby letters of credit as a collateral requirement of our insurance carrier for our projected exposure for workers' compensation and general liability claims. We have an accrued liability for the estimated claims, both reported and incurred but not reported, which is included in the Other Long-Term Liabilities amounts above.

Water Pik Technologies, Inc.    25

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

Foreign Currency Risk

Operating in international markets sometimes involves exposure to volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Changes in exchange rates, including those resulting from foreign government actions related to local currencies, may affect the cost of products the Company purchases from international locations such as China. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

As currency exchange rates change, translation of the income statements of international operations, primarily in Canadian dollars and Japanese Yen, into U.S. dollars affects year-over-year comparability of operating results. Such translation resulted in unrealized gains of $3,319,000 in 2003 and $177,000 in 2002 and an unrealized loss of $580,000 in 2001. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe they are justified by the exposure or the cost.

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

Interest Rate Risk

We have borrowings outstanding of $46,391,000 at December 31, 2003, which bear interest at variable rates and, therefore, changes in interest rates affect interest expense incurred thereon to the extent such variable interest rate is not hedged. The variable rate borrowings include our line of credit, the mortgages on our domestic facilities and the promissory notes issued under our equipment financing facility. Domestic borrowings under the revolving credit facility bear interest at varying rates at either the greater of the bank's prime rate, 1.0 percent above the base CD (Certificates of Deposit) rate, or 0.5 percent above the federal funds effective rate, plus a margin of 25 to 100 basis points or, if we exercise a LIBOR (London Interbank Offered Rate) option, at the LIBOR rate plus a margin of 125 to 250 basis points per annum. For borrowings by our Canadian subsidiary, U.S. dollar denominated borrowings bear interest at either the greater of the Canadian bank's US Base prime rate or 1.0 percent above the federal funds effective rate, plus a margin of 25 to 100 basis points. Canadian dollar borrowings bear interest at the greater of the bank's Canadian primer rate of 1.0 percent above the CDOR (Canadian Dollar Offered Rate), plus a margin of 125 to 250 basis points per annum. A letter of credit fee is charged to the Company equal to the LIBOR rate less 25 basis points on the aggregate undrawn amount of all outstanding letters of credit. The Company also is subject to a fronting fee equal to 0.25 percent per annum of outstanding letters of credit. The mortgage notes bear interest at LIBOR plus 150 to 275 basis points. The promissory notes under the equipment financing facility bear interest at LIBOR plus 225 basis points. In order to mitigate a portion of the market risk on our variable rate debt, we entered into interest rate swap contracts with a financial institution on January 1, 2002. Under terms of these separate contracts we receive a LIBOR based variable interest rate and pay a fixed interest rate of 4.48 percent on the contracts on notional amounts totaling $6,689,000 at December 31, 2003 that mature in January 2007. We estimate that a 10.0 percent change in interest rates would not have a material impact on reported operating profit.

26    Water Pik Technologies, Inc.

Item 8 Financial Statements and Supplementary Data

Water Pik Technologies, Inc.

Index to Consolidated Financial Statements

Water Pik Technologies, Inc.    27

Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Water Pik Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Water Pik Technologies, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Water Pik Technologies, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financials statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 upon adoption of Statement of Financial Accounting Standards No. 142.

/s/ ERNST & YOUNG LLP

Woodland Hills, California
January 19, 2004

28    Water Pik Technologies, Inc.

Water Pik Technologies, Inc.

Consolidated Balance Sheets

December 31, (In thousands, except for share and per share amounts)	2003	2002

Assets
Current assets:
Cash and cash equivalents	$970	$1,038
Accounts receivable, less allowances of $1,952 and $2,100 at December 31, 2003 and 2002, respectively	85,527	78,966
Inventories	41,772	35,840
Deferred income taxes	7,321	6,685
Prepaid expenses and other current assets	4,320	3,457

Total current assets	139,910	125,986
Property, plant and equipment, net	48,637	50,774
Goodwill, net	26,020	18,330
Deferred income taxes	657	1,509
Other assets	3,352	2,486

Total assets	$218,576	$199,085

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$25,169	$22,209
Accrued income taxes	1,559	139
Accrued liabilities	28,797	28,421
Current portion of long-term debt	3,879	4,858

Total current liabilities	59,404	55,627
Long-term debt, less current portion	42,589	40,876
Other accrued liabilities	5,242	6,978
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued	–	–
Common stock, $0.01 par value: 50,000,000 shares authorized; 12,365,036 and 12,447,865 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	125	125
Additional paid-in capital	79,481	78,144
Treasury stock, 178,482 shares at December 31, 2003, at cost	(1,999)	–
Equity adjustments due to stock plans	(6,369)	(8,331)
Retained earnings	37,980	27,015
Accumulated comprehensive income (loss)	2,123	(1,349)

Total stockholders' equity	111,341	95,604

Total liabilities and stockholders' equity	$218,576	$199,085

See accompanying notes.

Water Pik Technologies, Inc.    29

Water Pik Technologies, Inc.

Consolidated Statements of Income

Year ended December 31, (In thousands, except for share and per share amounts)	2003	2002	2001

Sales	$305,125	$281,802	$281,691
Cost of sales	213,570	191,237	188,655

Gross profit	91,555	90,565	93,036
Operating expenses
Selling expenses	45,088	45,390	43,189
General and administrative expenses	20,523	18,421	20,115
Research and development expenses	7,152	8,341	6,838

	72,763	72,152	70,142

Income before other income and expenses	18,792	18,413	22,894
Interest expense	2,053	2,319	2,879
Other income	(384)	(225)	(626)

Income from continuing operations before income taxes	17,123	16,319	20,641
Provision for income taxes	6,078	5,828	8,126

Income from continuing operations	11,045	10,491	12,515
Discontinued operations:
Loss from operations of discontinued product line	(123)	(7,924)	(3,807)
Income tax benefit	(43)	(2,932)	(1,409)

Loss on discontinued operations	(80)	(4,992)	(2,398)

Net Income	$10,965	$5,499	$10,117

Basic net income per common share
Continuing operations	$0.92	$0.87	$1.05
Discontinued operations	(0.01)	(0.41)	(0.20)

Net income	$0.91	$0.46	$0.85

Diluted net income per common share
Continuing operations	$0.89	$0.85	$1.05
Discontinued operations	(0.01)	(0.41)	(0.20)

Net income	$0.88	$0.44	$0.85

Shares used in computing basic net income per share	12,064,015	12,044,511	11,826,905

Shares used in computing diluted net income per share	12,394,056	12,413,390	11,948,266

See accompanying notes.

30    Water Pik Technologies, Inc.

Water Pik Technologies, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31, (In thousands)	2003	2002	2001

Operating activities:
Net income	$10,965	$5,499	$10,117
Loss from discontinued product line	80	4,992	2,398

Income from continuing operations	11,045	10,491	12,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,090	9,658	9,555
Deferred income taxes	156	518	(64)
Tax benefit of pre spin-off foreign tax losses	384	–	–
Compensation expense arising from stock awards	810	695	524
Interest income from stockholder notes	(401)	(358)	(243)
Loss (gain) on sale of property, plant and equipment	65	438	(215)
Change in operating assets and liabilities:
Accounts receivable	(3,730)	(5,230)	(11,417)
Inventories	(3,001)	(4,695)	2,570
Accounts payable	634	375	(4,375)
Accrued liabilities	(767)	2,935	274
Accrued income taxes	1,360	(2,580)	(531)
Other assets and liabilities	(3,469)	(2,485)	(3,846)

Cash provided by operating activities	13,176	9,762	4,747
Investing activities:
Purchase of business	(7,703)	–	–
Purchases of property, plant and equipment	(6,328)	(8,778)	(15,888)
Disposals of property, plant and equipment	31	212	368

Cash used in investing activities	(14,000)	(8,566)	(15,520)
Financing activities:
Net borrowings under revolving credit facilities	4,349	(2,956)	(23,431)
Proceeds from issuance of promissory notes	–	4,500	30,770
Repayments of promissory notes	(3,781)	(2,367)	(3,347)
Principal payments on capital leases	(21)	(117)	(209)
Proceeds from issuance of common stock	–	–	13,651
Proceeds from exercise of stock options	437	79	–

Cash (used in) provided by financing activities	984	(861)	17,434
Effect of exchange rate changes on cash and cash equivalents	(148)	3	46
Cash used in discontinued operations	(80)	(297)	(7,093)

Increase (decrease) in cash and cash equivalents	(68)	41	(386)
Cash and cash equivalents at beginning of year	1,038	997	1,383

Cash and cash equivalents at end of year	$970	$1,038	$997

Supplemental information
Cash paid during the year:
Interest expense	$2,075	$2,153	$2,963
Income taxes	$4,034	$4,953	$7,074
Non-cash transaction
Treasury stock acquired as payment of stockholders' notes	$1,999	$–	$–

See accompanying notes.

Water Pik Technologies, Inc.    31

Water Pik Technologies, Inc.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital		Equity Adjustments Due to Stock Plans		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except for share amounts)				Treasury Stock		Retained Earnings
	Shares	Amount

Balance, December 31, 2000	9,923,685	$99	$60,064	$–	$(4,314)	$11,399	$(501)	$66,747
Net income		–	–	–	–	10,117	–	10,117
Other comprehensive income:
Foreign currency translation losses		–	–	–	–	–	(580)	(580)

Comprehensive income								9,537
Issuance of common stock in a private placement	1,973,685	20	13,477	–	–	–	–	13,497
Issuance of common stock to employees and directors	13,969	–	104	–	–	–	–	104
Issuance of restricted stock to directors and amortization	3,000	–	24	–	14	–	–	38
Stock Acquisition and Retention Program, amortization and loan	331,338	3	2,616	–	(2,432)	–	–	187

Balance, December 31, 2001	12,245,677	122	76,285	–	(6,732)	21,516	(1,081)	90,110
Net income		–	–		–	5,499	–	5,499
Other comprehensive income:
Foreign currency translation losses		–	–	–	–	–	177	177
Unrealized loss on derivative instruments		–	–	–	–	–	(445)	(445)

Comprehensive income								5,231
Issuance of common stock to employees and directors	22,584	1	183	–	–	–	–	184
Issuance of restricted stock to directors and amortization	3,000	–	28	–	17	–	–	45
Stock Acquisition and Retention Program, amortization and loan	176,604	2	1,648	–	(1,616)	–	–	34

Balance, December 31, 2002	12,447,865	125	78,144	–	(8,331)	27,015	(1,349)	95,604
Net income		–	–	–	–	10,965	–	10,965
Other comprehensive income:
Foreign currency translation losses		–	–	–	–	–	3,319	3,319
Unrealized loss on derivative instruments		–	–	–	–	–	153	153

Comprehensive income								14,437
Issuance of common stock to employees and directors	70,153		493	–	–	–	–	493
Issuance of restricted stock to directors and amortization	18,000		137	–	(76)	–	–	61
Stock Acquisition and Retention Program, amortization and loan	7,500		253	–	39	–	–	292
Repayment of notes under Stock Acquisition and Retention Program with common stock	(178,482)	–	–	(1,999)	1,999	–	–	–
Tax benefit related to stock option exercises	–	–	70	–	–	–	–	70
Tax benefit of pre spin-off foreign tax losses	–	–	384	–	–	–	–	384

Balance, December 31, 2003	12,365,036	$125	$79,481	$(1,999)	$(6,369)	$37,980	$2,123	$111,341

See accompanying notes.

32    Water Pik Technologies, Inc.

Water Pik Technologies, Inc.

Notes to Consolidated Financial Statements
December 31, 2003

1. Businesses and Spin-off from Allegheny Teledyne Incorporated

DESCRIPTION OF BUSINESS

Water Pik Technologies, Inc. ("Water Pik Technologies" or the "Company") is a leader in designing, manufacturing and marketing a broad range of well-recognized personal health care products and pool products and water-heating systems. The Company's products include: showerheads; consumer and professional oral health products; water filtration products; personal stress relief products; swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, automatic salt chlorine generators and water features; and residential and commercial water-heating systems. Water Pik Technologies operates in two business segments – the Personal Health Care segment and the Pool Products and Heating Systems segment.

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

FISCAL YEAR

The Company operates on a 52- or 53-week fiscal year ending on the Sunday nearest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The fiscal year periods presented in the Company's consolidated financial statements consisted of the 52 weeks ending on December 28, 2003, December 29, 2002, and December 30, 2001, but are presented as of December 31 in each of those years for convenience. On January 28, 2004, the Company's Board of Directors approved a change in the Company's fiscal year end to the Sunday nearest to September 30, effective in 2004. The Company will file a transition report on Form 10-K for the nine-month period ending in September 2004 with the Securities and Exchange Commission in accordance with the filing requirements for such report.

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

Water Pik Technologies, Inc.    33

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

One Pool Products and Heating Systems customer, including amounts related to four other customers acquired by the customer in 2000, 2001 and 2002, accounted for 15 percent of net sales in 2003, 15 percent in 2002 and 16 percent in 2001. This customer accounted for approximately 20 percent and 25 percent of accounts receivable at December 31, 2003 and 2002, respectively.

INVENTORIES

Inventories are stated at the lower of cost (last-in, first-out ("LIFO") and first-in, first-out ("FIFO") cost methods) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, plastic injection molds over 3 to 10 years, computer hardware over 3 to 5 years and leasehold improvements over the shorter of their estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to operations as incurred.

Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in property, plant and equipment in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and related guidance and are amortized on a straight-line basis over the estimated useful life of the software (3 years). General and administrative costs related to developing or obtaining such software are expensed as incurred.

Depreciation and amortization expense related to property, plant and equipment was $9,699,000, $9,398,000 and $7,627,000 in 2003, 2002 and 2001, respectively.

GOODWILL AND INTANGIBLE ASSETS

Prior to January 1, 2002, goodwill related to businesses purchased was amortized on a straight-line basis over periods not exceeding 15 years. Effective January 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment using the discounted cash flow method. Separable intangible assets that have finite useful lives continue to be amortized over those useful lives. An impaired separable intangible asset is written down to fair value, calculated using the discounted cash flow method. In 2002, the Company recorded a loss of $236,000 to write off the net book value of an impaired patent right (See Note 5 to the consolidated financial statements).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value based on their short-term nature. The carrying value of the borrowings under the Company's revolving credit facility, the mortgage notes payable and the promissory notes under the equipment financing facility are considered to approximate their fair value because the interest rates of these instruments are based on variable reference rates. The Company's interest rate swap agreements are carried at fair value, which is determined based on dealer quotes.

DERIVATIVE FINANCIAL INSTRUMENTS

In the first quarter of 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. In summary, these statements require all derivatives to be recognized as assets or liabilities at fair value. Fair value adjustments are recognized either in earnings or equity, depending upon the exposure being hedged and the effectiveness of the hedge. The Company utilizes interest rate

34    Water Pik Technologies, Inc.

swap agreements as cash flow hedges to lock in the interest rate on borrowings and therefore achieve a desired proportion of variable versus fixed rate debt. At December 31, 2003, the Company had outstanding two interest rate swap agreements with aggregate notional amounts of $6,689,000 expiring on January 1, 2007. The changes in their fair values, resulting in a gain of $153,000 in 2003 and a loss of $445,000 in 2002, have been recognized in accumulated comprehensive income (loss) within stockholders' equity.

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

ADVERTISING COSTS

Advertising costs are expensed in the year incurred and were $13,790,000, $15,142,000 and $15,006,000 for 2003, 2002 and 2001, respectively.

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

The following table presents changes in the Company's accrued warranties and related costs for the years ended December 31, 2003, 2002 and 2001.

Year Ended December 31, (In thousands)	2003	2002	2001

Beginning warranty reserves	$4,820	$4,052	$3,561
Cost of warranty claims	(8,128)	(6,821)	(5,911)
Accruals for product warranties	9,217	7,589	6,402

Ending warranty reserves	$5,909	$4,820	$4,052

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

STOCK BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation expense for stock options granted at fair value. SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123" provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation under SFAS No. 123 and amends the disclosure requirements of SFAS No. 123. The Company has chosen to continue to account for stock options using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. If the Company had elected to recognize compensation cost for its stock options based on the fair value at the grant dates, consistent with the method

Water Pik Technologies, Inc.    35

prescribed by SFAS No. 123, net income and net income per share would have been as follows:

Year Ended December 31, (In thousands, except for per share amounts)	2003	2002	2001

Net income: as reported	$10,965	$5,499	$10,117
Stock-based compensation expense included in reported net income, net of tax	522	408	284
Total stock-based compensation expense determined under the fair value based method for all awards, net of tax	(1,337)	(1,749)	(1,450)

Pro forma net income	$10,150	$4,158	$8,951

Basic net income per common share: as reported	$0.91	$0.46	$0.85
Basic net income per common share: pro forma	$0.84	$0.35	$0.75
Diluted net income per common share: as reported	$0.88	$0.44	$0.85
Diluted net income per common share: pro forma	$0.82	$0.33	$0.75

For purposes of pro forma disclosure, the estimated fair value of the options is amortized ratably over the options' vesting period. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-valuation model. The following weighted-average assumptions were used in estimating the fair value of option grants. There were no options granted in the year ended December 31, 2003.

Year Ended December 31,	2003	2002	2001

Expected dividend yield	–	0.0%	0.0%
Expected volatility	–	46.9%	49.9%
Risk-free interest rate	–	3.5%	4.3%
Expected lives (in years)	–	6.0	6.0
Weighted-average fair value of options granted during year	–	$4.69	$4.18

The Black-Scholes option-valuation model was developed for use in estimating the fair value of traded options, which have different characteristics than employee stock options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. In addition, changes in the subjective input assumptions can result in materially different fair market value estimates. Therefore, the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires foreign currency translation adjustments to be included in other comprehensive income. Comprehensive income is presented in the consolidated statements of stockholders' equity. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. The accumulated balances related to each component of other comprehensive income (loss) were as follows:

(In thousands)	Foreign Currency Translation Gain (Loss)	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Beginning balance at January 1, 2003	$(904)	$(445)	$(1,349)
Other comprehensive income	3,319	153	3,472

Ending balance at December 31, 2003	$2,415	$(292)	$2,123

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and is not expected to have a material impact on the Company's consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for

36    Water Pik Technologies, Inc.

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities." FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. It applies in the first fiscal year or interim period endings after December 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Adoption of FIN 46 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the current year financial statement presentation. Such reclassifications had no effect on reported results of operations or stockholders' equity.

3. Inventories

Inventories consist of the following:

December 31, (In thousands)	2003	2002

Raw materials and supplies	$19,860	$16,710
Work-in-process	4,418	4,672
Finished goods	21,446	18,375

Total inventories at current cost	45,724	39,757
Less: Allowances to reduce current cost values to LIFO basis	(3,952)	(3,917)

Total inventories	$41,772	$35,840

Inventories determined using the LIFO cost method were $34,922,000 at December 31, 2003 and $30,960,000 at December 31, 2002, net of the respective LIFO reserves. The remainder of inventory was determined using the FIFO cost method.

4. Supplemental Balance Sheet Information

Property, plant and equipment are as follows:

December 31, (In thousands)	2003	2002

Land	$4,694	$4,682
Buildings	23,948	23,110
Equipment	84,410	84,363
Software	6,097	6,317
Leasehold improvements	1,289	1,070

	120,438	119,542
Less: Accumulated depreciation and amortization	(71,801)	(68,768)

Property, plant and equipment, net	$48,637	$50,774

Accrued liabilities are comprised of the following:

December 31, (In thousands)	2003	2002

Salaries and wages	$8,453	$6,356
Warranty reserves	5,909	4,820
Advertising	2,936	3,053
Sales allowances and rebates	6,086	8,244
Other	5,413	5,948

Total accrued liabilities	$28,797	$28,421

5. Goodwill and Other Intangibles

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. In accordance with SFAS No. 142, Water Pik Technologies identified two reporting units, the Personal Health Care segment and the Pool Products and Heating Systems segment, which constitute components of its business that include goodwill. The Company completed the first step of the transitional goodwill impairment test as of January 1, 2002 and annual impairment tests as of the beginning of the fourth quarters 2003 and 2002 and has determined that the fair value of each of the reporting units, calculated based on the present value of estimated future cash flows, exceeded the reporting unit's carrying amount, and no impairment was indicated. The Company will continue to evaluate goodwill on an annual basis as of the beginning of the fourth quarter, and whenever

Water Pik Technologies, Inc.    37

events and changes in circumstances indicate that there may be potential impairment.

The following table provides the Company's net income and net income per share for the year ended December 31, 2001, had the non-amortization provisions of SFAS No. 142 been adopted as of January 1, 2001:

Years ended December 31, (In thousands, except for per share amounts)	2001

Net income, as reported	$10,117
Add back: Goodwill amortization	1,719
Related income tax effect	(259)

Adjusted net income	$11,577

Basic net income per common share:
Net income per common share, as reported	$0.85
Add back: Goodwill amortization, net of related income tax effect	0.13

Adjusted net income per common share	$0.98

Diluted net income per common share:
Net income per common share, as reported	$0.85
Add back: Goodwill amortization, net of related income tax effect	0.12

Adjusted net income per common share	$0.97

Goodwill allocated to the Company's reportable segments as of December 31, 2003 and 2002 and changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

(In thousands)	Pool Products and Heating Systems Segment	Personal Health Care Segment	Total

Balance as of December 31, 2001, net	$17,682	$614	$18,296
Goodwill acquired during the year	–	–	–
Adjustments to goodwill	(13)	–	(13)
Effect of translation	47	–	47

Balance as of December 31, 2002, net	17,716	614	18,330
Goodwill acquired during the year	6,927	–	6,927
Adjustments to goodwill	–	–	–
Effect of translation	763	–	763

Balance as of December 31, 2003, net	$25,406	$614	$26,020

Other intangible assets of $1,385,000 and $1,275,000 at December 31, 2003 and December 31, 2002, respectively (less accumulated amortization of $1,178,000 and $787,000 at December 31, 2003 and December 31, 2002, respectively), consist primarily of acquired patent rights and customer lists, which are amortized on a straight-line basis over periods ranging from 2 to 7 years and are classified in other assets in the accompanying consolidated balance sheets. Amortization expense related to intangible assets was $391,000 and $262,000 for the year ended December 31, 2003 and 2002, respectively. The Company expects its annual amortization expense for these intangibles to be $86,000 in 2004, $86,000 in 2005 and $36,000 in 2006.

6. Long-term Debt

Long-term debt is comprised of the following:

December 31, (In thousands)	2003	2002

Revolving credit facility	$17,297	$11,774
Canadian revolving credit facility	–	1,059
Mortgage notes payable	18,806	19,629
Promissory notes payable – equipment financing facility	10,288	13,246
Other	77	26

	46,468	45,734
Less: Current portion	(3,879)	(4,858)

Long-term debt	$42,589	$40,876

Long-term debt is payable as follows: year ending December 31, 2004 – $3,879,000; 2005 – $3,799,000; 2006 – $3,797,000; 2007 – $19,481,000; and 2008 – $15,512,000.

REVOLVING CREDIT FACILITY

On August 27, 2003, the Company entered into an amended and restated credit agreement with a group of banks for a revolving credit facility of up to $80,000,000, including $10,000,000 revolving credit availability for the Company's Canadian subsidiary. The credit facility expires on December 1, 2007 and replaced the Company's previous $60,000,000 revolving credit facility, which was due to expire in November 2004, and its CDN. $11,000,000 Canadian revolving credit facility, which was renewable annually and terminable on demand. Borrowings and letters of credit under the revolving credit facility are secured by certain Company assets and are limited by borrowing base calculations based upon eligible accounts receivable and inventory, as defined in the credit agreement. At December 31, 2003, the Company had $29,251,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

Domestic borrowings under the revolving credit facility bear interest at varying rates at either the greater of the bank's

38    Water Pik Technologies, Inc.

prime rate, 1.0 percent above the base CD (Certificates of Deposit) rate, or 0.5 percent above the federal funds effective rate, plus a margin of 25 to 100 basis points or, if the Company exercises a LIBOR (London Interbank Offered Rate) option, at the LIBOR rate plus a margin of 125 to 250 basis points per annum. For borrowings by the Company's Canadian subsidiary, U.S. dollar denominated borrowings bear interest at either the greater of the Canadian bank's US Base prime rate or 1.0 percent above the federal funds effective rate, plus a margin of 25 to 100 basis points. Canadian dollar borrowings bear interest at the greater of the bank's Canadian primer rate of 1.0 percent above the CDOR (Canadian Dollar Offered Rate), plus a margin of 125 to 250 basis points per annum. The interest rate on $3,797,000 in prime rate based borrowings and $13,500,000 in LIBOR based borrowings outstanding at December 31, 2003 was 4.25 percent and 2.85 percent, respectively. The Company is subject to an annual agency fee and an unused line fee equal to 0.15 percent to 0.50 percent per annum of the monthly average unused borrowings. The margins and unused line fees are dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and are adjusted quarterly. Interest on the revolving credit facility is payable monthly.

The revolving credit facility provides for issuance of letters of credit up to the borrowing base less the outstanding line of credit balance, not to exceed $10,000,000. A letter of credit fee is charged to the Company equal to the LIBOR rate less 25 basis points on the aggregate undrawn amount of all outstanding letters of credit. The Company also is subject to a fronting fee equal to 0.25 percent per annum of outstanding letters of credit. At December 31, 2003, the aggregate amount of outstanding letters of credit under the credit facility was $7,160,000.

The credit facility requires the Company to be in compliance with specific financial and non-financial covenants and restrictions relating to indebtedness, liens, investments, dividends, fixed charge coverage, capital expenditures and the relationship of total consolidated indebtedness to EBITDA. The Company was in compliance with these covenants at December 31, 2003.

The weighted average interest rate on short-term borrowings under the Company's revolving credit facility was 3.16 percent and 4.27 percent at December 31, 2003 and 2002, respectively.

MORTGAGE NOTES PAYABLE

On October 22, 2001, the Company entered into a real estate financing agreement with a bank and mortgaged its four U.S. manufacturing facilities to secure four promissory notes totaling $20,590.000. Interest on the notes is at varying rates based on LIBOR plus a margin of 150 to 275 basis points, depending on the ratio of funded debt to EBITDA as adjusted quarterly, per annum. The interest rate on borrowings at December 31, 2003 was 3.12 percent. The notes require monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008. Proceeds of $20,590,000, less loan origination costs, were used to repay amounts outstanding under the Company's revolving bank facility.

Under this financing agreement, the Company is required to be in compliance with specific financial covenants. The Company was in compliance with these financial covenants at December 31, 2003.

PROMISSORY NOTES PAYABLE – EQUIPMENT FINANCING FACILITY

On December 21, 2001, the Company entered into a $15,000,000 equipment financing agreement with a bank. Initial borrowings under this agreement of $10,290,000 were funded on December 28, 2001. On September 30, 2002, the Company borrowed an additional $4,500,000 under the facility. Borrowings under the facility are evidenced by four term notes each secured by specific machinery and equipment located at the Company's manufacturing facilities and at certain vendors' facilities. The notes bear interest at varying rates based on LIBOR plus 225 basis points per annum. The interest rate on borrowings at December 31, 2003 was 3.41 percent. The notes on the initial borrowings require quarterly payments of $514,500 plus accrued interest with all unpaid principal balances and accrued interest due on January 1, 2007. The September 30, 2002 notes require quarterly payments of $225,000 plus accrued interest with all unpaid principal balances and accrued interest due on September 30, 2007. Proceeds of $14,790,000, less loan origination costs, were used to repay amounts outstanding under the Company's revolving bank facility.

In January 2002, the Company entered into two interest rate swap agreements that effectively convert the variable rate interest on the initial $10,290,000 in promissory notes payable under the equipment financing facility to a fixed rate of 6.73 percent. The aggregate notional amount outstanding under these interest rate swap agreements was $6,689,000 at December 31, 2003. Under these agreements, payments are made based on a fixed rate and received on a LIBOR based variable rate. Differentials to be paid or received under the agreements are recognized as interest expense. The interest rate swap agreements expire on January 1, 2007, which coincides with the maturity date of the promissory notes. These interest rate swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The changes in their fair values, resulting in a gain of $153,000 in

Water Pik Technologies, Inc.    39

2003 and a loss of $445,000 in 2002, have been recognized in accumulated comprehensive income (loss) within stockholders' equity.

7. Stock Compensation Plans

EMPLOYEE STOCK PURCHASE PLANS

On November 12, 1999, the Company's Board of Directors adopted the Water Pik Technologies, Inc. Employee Stock Purchase Plan, which consists of the Stock Acquisition and Retention Program ("SARP") and the Employee Stock Purchase Program ("ESPP"). In 2001, the Company's Board of Directors and stockholders approved an amendment to the Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance from 500,000 shares to 1,100,000 shares.

Pursuant to the SARP, certain officers of the Company exercised their rights in 2002 and 2001 to acquire an aggregate of 117,736 and 220,892 shares, respectively, of the Company's common stock at the quoted market price for the ten days preceding the date of purchase. Payment for the purchased shares was in the form of full-recourse notes receivable by the Company from the officers which bear interest at a weighted average rate of 5.9 percent per annum and are payable in level monthly payments of principal and interest beginning on the fifth anniversary of the notes. Effective July 30, 2002, the Company ceased granting new loans under the SARP. During 2003, executives could participate in the SARP up to one times base annual salary, subject to availability of shares, by pledging shares acquired by the executive through open-market purchases without loan assistance from the Company. Further pursuant to the SARP, the Company awarded one share of restricted common stock of the Company at no cost to the officers for every two shares purchased or designated under the SARP. During 2003, 2002 and 2001, an aggregate of 7,500, 58,868 and 110,446 restricted common shares with an aggregate market value on the date of issuance of $55,000, $550,000 and $873,000, respectively, were issued. The restrictions on the restricted shares lapse five years from the date of grant. The amounts are being amortized as compensation expense on a straight-line basis over the period of restrictions and the unamortized balance is classified as a reduction of stockholders' equity in the accompanying consolidated balance sheets.

On January 15, 2003, to encourage executives to repay their loans before their due dates, the Personnel and Compensation Committee of the Company's Board of Directors exercised its authority under the SARP to waive the forfeiture of unvested restricted SARP stock in the event an executive used purchased SARP stock to repay any or part of their SARP loans or the related taxes. The waiver of the forfeiture will be in effect from February 1, 2003 through August 1, 2004.

On October 23, 2003, certain officers of the Company tendered a total of 178,482 shares of the Company's common stock, which had originally been purchased under the SARP, as repayment on notes and accrued interest owed by the officers to the Company totaling $1,999,000. In early 2004, another officer of the Company tendered 163,690 shares of the Company's common stock, which had originally been purchased under the SARP, as repayment on notes and accrued interest owed by the officer to the Company totaling $2,061,000. Pursuant to the terms of the SARP, the tendered shares were valued at the average of the high and low market price on the day preceding the date the shares were tendered to the Company. The tendered shares were recorded as treasury stock and retired.

The aggregate amount of the notes receivable from officers related to the purchase of SARP shares at December 31, 2003 and 2002 was $4,021,000 and $5,681,000, respectively, and was classified, along with the related interest receivable, as a reduction of stockholders' equity in the accompanying consolidated balance sheets. Compensation expense for 2003, 2002 and 2001 was $692,000, $589,000 and $430,000, respectively. Compensation expense for 2003 includes $89,000 related to the revaluation of the restricted SARP shares on the modification date and amortization over the respective vesting periods.

Effective May 1, 2000, the Company implemented the ESPP. The ESPP allows eligible employees to purchase the Company's common stock through payroll deductions of up to 25.0 percent of their base earnings within the minimum and maximum contribution limits per payroll period as established in the ESPP. The Company contributes 15.0 percent of each participant's monthly contribution towards the purchase of shares of the Company's common stock. Shares of common stock are purchased monthly in the open market at the fair market value on the purchase date and vest immediately. In 2003, 2002 and 2001, 16,000, 15,000 and 19,000 shares, respectively, were purchased in the open market under the ESPP.

NON-EMPLOYEE DIRECTOR COMPENSATION PLAN

On November 12, 1999, the Company's Board of Directors adopted the Water Pik Technologies Inc. 1999 Non-Employee Director Stock Compensation Plan ("Directors' Plan"). Pursuant to the Directors' Plan, as amended, each Non-Employee Director is granted, on a one-time basis, 3,000 shares of restricted common stock. Also in accordance with the Directors' Plan, the Company granted nonqualified options to non-employee directors to purchase shares of its common stock at future dates at the fair market value on the date of grant. Options vest from one to three years following the grant date. As of December 31, 2003 and 2002, 51,000 options with a weighted average exercise price of $7.38 had been granted under the Directors' Plan and 41,000 and

40    Water Pik Technologies, Inc.

36,000 options with a weighted average exercise price of $7.45 and $7.08, respectively, were exercisable. On October 23, 2002, the Directors' Plan was amended in part to replace initial and annual option grants with annual grants of 3,000 shares of restricted stock. The aggregate market value of restricted common stock on the date of grant issued in 2003, 2002 and 2001 was $137,000, $28,000 and $24,000, respectively. The amount is being amortized to expense on the straight-line basis over the period of restrictions and the unamortized balance of $127,000 and $50,000 at December 31, 2003 and 2002, respectively, is classified as a reduction of stockholders' equity in the accompanying consolidated balance sheets. As of December 31, 2003, there were 83,000 shares available for grant under the Directors' Plan.

STOCK OPTION PLANS

On November 12, 1999, the Company's Board of Directors adopted the Water Pik Technologies, Inc. 1999 Incentive Plan ("Incentive Plan"), which provides for awards of up to 12.0 percent of the outstanding shares of the common stock of the Company to selected officers and key employees of the Company. The Incentive Plan provides for option grants designated as either nonqualified or incentive stock options that generally vest over a three-year period and expire ten years from the date of grant. On November 1, 2003, the Company's Board of Directors amended the Incentive Plan to establish a fixed term of ten years from its effective date.

On December 30, 1999, the Company's Board of Directors adopted the Water Pik Technologies, Inc. Broad-Based Stock Option Plan ("Broad-Based Plan"), which provides for awards of up to 5.0 percent of the outstanding shares of the common stock of the Company to employees other than officers and directors of the Company. The Broad-Based Plan provides for nonqualified stock options that generally vest over a three-year period and expire ten years from the date of grant. In anticipation of new exchange rules regarding plans not approved by security holders, the Company capped the shares authorized at 5.0 percent of the outstanding shares of the common stock of the Company on June 30, 2003. Security holders must approve any future addition to shares authorized under the Broad-Based Plan.

On October 25, 2000, the Personnel and Compensation Committee of the Board of Directors approved the Water Pik Technologies, Inc. Performance Share Plan ("PSP") and the grant of stock options for the performance period from January 1, 2001 to December 31, 2003 ("Current Performance Period"). The PSP for the Current Performance Period provides grants of stock options under the Company's Incentive Plan and Broad-Based Plan with performance-based vesting and cash performance awards that can be earned if specified performance objectives are met over a multi-year cycle. During the Current Performance Period, the financial target was based on the achievement of specified cumulative levels of earnings per share. As the financial target was not met during the Current Performance Period, the PSP awards vest at the rate of one-third each year beginning December 31, 2003. Options granted under the PSP expire ten years from the date of grant.

As of December 31, 2003, there were 133,000 shares available for option grants or awards under the Company's employee stock option plans.

The following table summarizes activity of the Company employees' stock options.

	2003		2002		2001
Year Ended December 31,	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	1,960,679	$8.53	1,761,733	$8.42	1,552,936	$8.52
Granted	–	–	251,000	9.49	284,000	7.98
Forfeitures	(83,520)	9.58	(41,951)	9.70	(74,537)	8.90
Exercised	(57,655)	7.05	(10,103)	7.76	(666)	8.25

Outstanding at end of year	1,819,504	$8.53	1,960,679	$8.53	1,761,733	$8.42

Exercisable at end of year	1,441,269	$8.53	1,141,172	$8.63	822,918	$9.00

Water Pik Technologies, Inc.    41

Information regarding employee stock options outstanding as of December 31, 2003 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted-Average Remaining Contractual Life
Price Range	Number of Shares		Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

$4.76 to $7.41	56,622	4.9 years	$7.12	52,755	$7.12
$7.53 to $7.97	886,451	6.3 years	$7.75	749,440	$7.74
$8.03 to $8.14	235,334	7.8 years	$8.03	156,654	$8.03
$8.17 to $9.73	471,806	7.2 years	$8.97	314,463	$8.74
$11.39 to $14.47	169,291	4.7 years	$12.55	167,957	$12.56

The weighted-average remaining contractual life of options outstanding as of December 31, 2003 is 6.6 years.

8. Stockholders' Equity

PREFERRED STOCK

Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as designated by the Company's Board of Directors. At December 31, 2003 and 2002, there were no shares of preferred stock issued and outstanding.

COMMON STOCK

On January 3, 2001, the Company sold 1,973,685 shares of common stock at $7.60 per share to two investment funds managed by Special Value Investment Management, LLC in a private placement. Gross proceeds from the offering amounted to $15,000,000 and the related offering costs were $1,354,000. The net proceeds were used to repay borrowings under the revolving credit facility, which enabled the Company to subsequently fund capital expenditures related to new product development activities and for further development of lower cost manufacturing capabilities in accordance with the amended Internal Revenue Service ("IRS") tax ruling received by ATI in connection with the spin-off. Subsequent to January 3, 2002, at the request of the purchaser, the Company has the obligation to register these shares, plus an additional 386,800 shares of common stock that the purchasers owned prior to the offering, under the Securities Act of 1933, as amended, and to pay certain registration expenses.

As of December 31, 2003, there were 2,163,000 shares of common stock reserved for future issuance under the Company's stock option and employee stock purchase plans consisting of 1,863,000 of outstanding stock options and 300,000 of securities remaining available for future issuance under equity compensation plans.

STOCKHOLDERS' RIGHTS PLAN

On November 12, 1999, the Company's Board of Directors adopted a stockholders' rights plan under which preferred share purchase rights were authorized and declared as a dividend on the common shares of the Company. The rights become exercisable only if a person or group acquires 15.0 percent or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15.0 percent or more of the common stock. Each right will entitle stockholders to then buy one one-hundredth of a share of Series A Junior Participating Preferred stock at an exercise price of $60. The rights will expire on the close of business November 12, 2009, subject to extension, earlier redemption or exchange by the Company as described in the plan. The rights plan was amended effective as of December 29, 2000 to exempt the purchase of 1,973,685 shares of common stock as described above from triggering the rights plan.

9. Income Taxes

Income from continuing operations before income taxes consists of:

Year Ended December 31, (In thousands)	2003	2002	2001

United States	$13,979	$13,859	$19,817
Foreign	3,144	2,460	824

Income from continuing operations before income taxes	$17,123	$16,319	$20,641

42    Water Pik Technologies, Inc.

The Company's provision for income taxes attributable to income from continuing operations consists of the following:

Year Ended December 31, (In thousands)	2003	2002	2001

Current:
Federal	$4,534	$2,629	$6,786
State	263	290	1,404
Foreign	1,130	–	–

Total current	5,927	2,919	8,190
Deferred:
Federal	(21)	1,518	(156)
State	99	508	(83)
Foreign	73	883	175

Total deferred	151	2,909	(64)

Provision for income taxes	$6,078	$5,828	$8,126

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate attributable to continuing operations:

Year Ended December 31,	2003	2002	2001

Federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.2	3.7	3.7
Federal tax credits	(0.7)	(2.6)	(0.5)
Other	(2.0)	(0.4)	1.2

Effective income tax rate	35.5%	35.7%	39.4%

The fluctuation in the effective tax rate from 2002 to 2003 is due to adjustments to rates utilized for the determination of the effective tax rate based on completion of prior year tax returns. The decrease in the effective tax rate from 2001 to 2002 is due to the non-amortization of goodwill for financial reporting purposes upon adoption of SFAS No. 142 effective January 1, 2002 and to adjustments to rates utilized for the determination of the effective tax rate based on completion of prior year tax returns.

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

December 31, (In thousands)	2003	2002

Deferred income tax assets:
Accrued liabilities	$6,513	$6,476
Inventories	2,832	2,795
Net operating loss carry-forwards	–	61
Intangible assets	1,770	1,460
Other	–	39

Total deferred income tax assets	11,115	10,831
Deferred income tax liabilities:
Depreciation and amortization	(3,137)	(2,637)

Total deferred income tax liabilities	(3,137)	(2,637)

Net deferred income tax asset	$7,978	$8,194

The net deferred income tax asset at December 31, 2003 and 2002 include deferred tax assets of $2,337,000 and $2,402,000, respectively, related to discontinued operations.

In 2003, the Company utilized operating loss carry-forwards of $1,140,000 relating to foreign subsidiaries. The tax benefit related to $970,000 of such foreign operating loss carry-forwards relate to tax attributes (including tax basis in excess of book basis) created as of or existing as of the date of the spin-off from ATI and was recorded as an adjustment to additional paid in capital.

Although realization of the net deferred tax asset is not assured, management believes that it is more likely than not that all of the net deferred tax assets will be realized. However, the amount of the deferred tax asset considered realizable could be adjusted in the future based on changing conditions.

10. Pension Plan and Retirement Benefits

RETIREMENT PLAN

Effective April 1, 2000, the Company implemented the Water Pik Technologies, Inc. Retirement Plan ("Retirement Plan") which qualifies under Section 401(k) of the Internal Revenue Code. Effective January 1, 2002, the Company restated the Plan to reflect certain provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001. Under the Retirement Plan, U.S. employees may defer up to 60.0 percent of their annual compensation up to the annual maximum dollar amount established by the IRS. The Retirement Plan provides for matching contributions by the Company of $0.50 for every $1.00 deferred up to the greater of 3.0 percent of annual compensation or $1,000. In December 2002, the Retirement Plan was amended to change the Company matching contributions from non-discretionary to discretionary contributions effective January 1, 2003. Beginning in 2003, 50.0 percent of the Company matching contributions will be

Water Pik Technologies, Inc.    43

contingent on the Company's achieving planned profit levels. The Retirement Plan also provides for basic contributions of 2.0 to 4.5 percent of annual compensation as well as discretionary contributions of up to 1.0 percent of compensation based on Company profits. Expense associated with the Retirement Plan in 2003, 2002 and 2001 was $2,394,000, $2,431,000 and $2,729,000, respectively.

DEFERRED COMPENSATION PLAN

Effective November 29, 1999, the Company implemented the Water Pik Technologies, Inc. Deferred Compensation Plan ("Deferred Compensation Plan"). Effective July 1, 2001, the Deferred Compensation Plan was amended to eliminate automatic transfer for excess 401(k) deferrals into the plan, to reduce the maximum period for installment distributions from 15 to 10 years, to eliminate in-service withdrawals, to appoint a new trustee for the plan and to establish a Rabbi trust to hold the assets of the plan. The Deferred Compensation Plan, as amended, permits a select group of management or highly compensated employees who, due to IRS guidelines cannot take full advantage of the Retirement Plan, to annually elect to defer up to 100 percent of their base salary and annual bonus on a pre-tax basis. The Deferred Compensation Plan provides for matching contributions by the Company as well as basic and discretionary contributions as provided under the Retirement Plan. In December 2002, the Deferred Compensation Plan was amended to change the Company matching contributions from non-discretionary to discretionary contributions effective January 1, 2003. Beginning in 2003, 50.0 percent of the Company matching contributions will be contingent on the Company's achieving planned profit levels. The Deferred Compensation Plan assets are invested in mutual funds as designated by the plan participants and placed in a Rabbi trust. Assets held in the Rabbi trust ($2,492,000 and $1,708,000 at December 31, 2003 and 2002, respectively) are subject to claims of the Company's creditors but otherwise must be used only for purposes of providing benefits under the Deferred Compensation Plan and are classified in other assets in the accompanying consolidated balance sheets. Distributions from the Deferred Compensation Plan are made at retirement, death or termination of employment, in a lump sum, or equal installments over the elected period. The liability under the Deferred Compensation Plan at December 31, 2003 and 2002 was $2,553,000 and $1,771,000, respectively.

11. Commitments and Contingencies

COMMITMENTS

The Company leases buildings and equipment under agreements that expire in various years through 2009. Certain leases contain renewal options with similar terms. Rental expense under operating leases was $1,569,000, $1,326,000 and $1,313,000 for 2003, 2002 and 2001, respectively. Future minimum rental commitments under operating leases with noncancelable terms of more than one year as of December 31, 2003, were as follows: $1,325,000 in 2004, $444,000 in 2005, $328,000 in 2006, $314,000 in 2007, $18,000 in 2008 and $9,000 thereafter.

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

The Company has recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $3,702,000 and $6,066,000 as of December 31, 2003 and 2002, respectively. The amount related to product and general liability lawsuits, asserted claims and incurred but not reported claims was $2,382,000 and $4,904,000 as of December 31, 2003 and 2002, respectively. The amount related to workers' compensation asserted claims and incurred

44    Water Pik Technologies, Inc.

but not reported claims was $1,320,000 and $1,162,000 as of December 31, 2003 and 2002, respectively.

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

A reconciliation of weighted average shares outstanding, used to calculate basic net income per common share, to weighted average shares outstanding assuming dilution, used to calculate diluted net income per common share, is as follows:

Year Ended December 31, (In thousands)	2003	2002	2001

Weighted average common shares outstanding – basic	12,064	12,045	11,827
Dilutive effect of employee stock options and restricted shares	330	368	121

Weighted average common shares outstanding – diluted	12,394	12,413	11,948

Net income used to compute basic and diluted net income per share	$10,965	$5,499	$10,117

Shares issuable upon exercise of dilutive options and the dilutive effect of restricted shares are determined using the treasury stock method. Options to purchase 1,051,000, 245,000 and 671,000 shares with exercise prices greater than the average market prices of common stock were outstanding during 2003, 2002 and 2001, respectively. These options were excluded from the respective computations of diluted net income per share because their effect would be anti-dilutive.

13. Acquisitions

On June 2, 2003, as part of its strategic objective to accelerate sales and profit growth in its pool business through development of a more comprehensive package of pool equipment and accessories, the Company acquired substantially all of the assets of Air Energy Heat Pumps, Inc. and affiliates ("Air Energy"), a Ft. Lauderdale, Florida manufacturer of premium branded heat pumps for swimming pools and spas. The estimated purchase price at December 31, 2003 totaled $8,298,000 (including direct acquisition costs and estimated additional contingent payments based on future performance) with payment consisting of $7,703,000 in cash and an additional payment due upon completion of the contingency period. The estimated purchase price as of December 31, 2003 has been adjusted to reflect additional information regarding assets acquired, liabilities assumed and estimated contingent payments. The allocation of the purchase price resulted in $6,927,000 in goodwill, $110,000 in identifiable intangible assets with estimated three to five year lives, $2,788,000 of current assets (primarily accounts receivable and inventory), $819,000 in property, plant and equipment and $2,346,000 in assumed liabilities. The goodwill was assigned to the Pool Product and Heating Systems segment and is expected to be deductible for tax purposes. The results of operations of Air Energy are included in the Company's consolidated results of operations beginning June 2, 2003. On January 22, 2004, the Company executed an amendment to the asset purchase agreement that revised the additional contingent future payments resulting in a $278,000 reduction of the purchase price and goodwill.

14. Discontinued Operations

In December 2002, the Company formalized a plan to dispose of its Ozone product line, a component of the Personal Health Care segment. The Ozone product line includes the Aquia® home sanitizing product introduced in September 2001. The Company has decided that the promotional investment necessary to create the market for consumer products based on this technology is significantly greater than the available resources. The Company is actively pursuing the sale of the Ozone product line and expects that disposition will be completed in fiscal year 2004. The operating results of the discontinued product line have been reported separately as discontinued operations in the consolidated statements of income for all periods presented in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

In conjunction with this plan, the Company recorded impairment losses of $2,047,000 on machinery and equipment and $2,988,000 on inventory in 2002. The loss from operations of the discontinued product line net of income tax benefit was $80,000. $4,992,000, and $2,398,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Net sales related to the discontinued product line were not significant.

Primarily as a result of the impairment losses recorded as discussed above, there were $2,337,000 and $2,402,000 in deferred tax assets related to the discontinued Ozone product line classified in deferred tax assets in the consolidated balance sheets at December 31, 2003 and 2002, respectively. The carrying value of all other assets and liabilities related to the Ozone product line were not significant at December 31, 2003 and 2002.

Water Pik Technologies, Inc.    45

15. Business Segments

The Company operates in two business segments organized around its products: the Personal Health Care segment and the Pool Products and Heating Systems segment. The Personal Health Care segment designs, manufactures and markets personal health care products including showerheads, consumer and professional oral health products, water filtration products and personal stress relief products. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, automatic salt chlorine generators, water features and residential and commercial water-heating systems.

Information on the Company's business segments is as follows:

Year Ended December 31, (In thousands)	2003	2002	2001

Sales:
Personal Health Care	$124,922	$123,836	$119,563
Pool Products and Heating Systems	180,203	157,966	162,128

Total sales	$305,125	$281,802	$281,691

Operating profit:
Personal Health Care	$7,299	$7,208	$6,769
Pool Products and Heating Systems	11,493	11,205	16,125

Total operating profit	18,792	18,413	22,894
Interest expense	2,053	2,319	2,879
Other income	(384)	(225)	(626)

Income from continuing operations before income taxes	$17,123	$16,319	$20,641

Depreciation and amortization:
Personal Health Care[1]	5,926	6,485	4,932
Pool Products and Heating Systems	4,058	3,091	4,562
Corporate[2]	106	82	61

Total depreciation and amortization	$10,090	$9,658	$9,555

Capital expenditures:
Personal Health Care[3]	$3,899	$4,120	$12,738
Pool Products and Heating Systems	2,416	4,563	3,102
Corporate	13	95	48

Total capital expenditures	$6,328	$8,778	$15,888

Identifiable assets:
Personal Health Care[4]	$67,331	$70,477	$69,849
Pool Products and Heating Systems	137,579	115,435	112,828
Corporate	13,666	13,173	11,914

Total identifiable assets	$218,576	$199,085	$194,591

1Personal Health Care depreciation and amortization excludes depreciation related to discontinued operations of $2,535,000 in 2002 and $194,000 in 2001.

2Corporate depreciation and amortization is allocated to the operating segments through the management fee and is reflected in the operating segment results above.

3Personal Health Care capital expenditures exclude expenditures related to discontinued operations of $163,000 in 2002 and $2,566,000 in 2001.

4Personal Health Care identifiable assets include assets of discontinued operations of $4,631,000 as of December 31, 2001.

46    Water Pik Technologies, Inc.

The following information sets forth geographic information on our sales and long-lived assets for 2003, 2002 and 2001:

(In thousands)	United States	Canada	Other	Consolidated

Year ended December 31, 2003:
Sales to unaffiliated customers	$256,061	$27,635	$21,429	$305,125

Long-lived assets at December 31, 2003	$68,092	$7,406	$19	$75,517

Year ended December 31, 2002:
Sales to unaffiliated customers	$235,718	$26,806	$19,278	$281,802

Long-lived assets at December 31, 2002	$63,762	$6,103	$17	$69,882

Year ended December 31, 2001:
Sales to unaffiliated customers	$235,563	$25,104	$21,024	$281,691

Long-lived assets at December 31, 2001[1]	$69,518	$6,243	$7	$75,768

1United States long-lived assets include assets related to discontinued operations of $4,531,000 as of December 31, 2001.

16. Quarterly Data (Unaudited)

Quarter Ended (In thousands, except for per share amounts)	March 31	June 30	September 30	December 31

2003:
Sales	$55,389	$76,496	$76,129	$97,111
Gross profit	15,294	24,151	22,210	29,900
Income (loss) from continuing operations	(1,797)	3,854	3,019	5,969
Net income (loss)	(1,837)	3,847	3,016	5,939
Basic income (loss) per common share
Continuing operations	$(0.15)	$0.32	$0.25	$0.49
Net income (loss)	$(0.15)	$0.32	$0.25	$0.49
Diluted income (loss) per common share
Continuing operations	$(0.15)	$0.31	$0.24	$0.47
Net income (loss)	$(0.15)	$0.31	$0.24	$0.47
2002:
Sales	$56,959	$72,435	$67,804	$84,604
Gross profit	17,431	24,124	22,481	26,529
Income from continuing operations	382	4,168	1,964	3,977
Net income (loss)	(257)	3,838	1,683	235
Basic income (loss) per common share
Continuing operations	$0.03	$0.35	$0.16	$0.33
Net income (loss)	$(0.02)	$0.32	$0.14	$0.02
Diluted income (loss) per common share
Continuing operations	$0.03	$0.33	$0.16	$0.32
Net income (loss)	$(0.02)	$0.31	$0.13	$0.02

17. Subsequent Event (Unaudited)

On January 20, 2004, as part of its strategic objective to accelerate sales and profit growth in its pool business through development of a more comprehensive package of pool equipment and accessories, the Company acquired substantially all of the assets of Huron Tech Systems, a Jacksonville, Florida manufacturer of salt chlorine generators, used for swimming pool and spa water sanitation, and titanium heat exchangers, a component used in premium heat pumps. The preliminary purchase price totaled $10,128,000 (consisting of $10,000,000 in cash and $128,000 in direct acquisition costs). The allocation of the purchase price resulted in $8,804,000 in goodwill, $100,000 in identifiable intangible assets with estimated three- to five-year lives, $1,574,000 of current assets (primarily accounts receivable and inventory), $120,000 in property, plant and equipment and $470,000 in assumed liabilities. The goodwill was assigned to the Pool Product and Heating Systems segment and is expected to be deductible for tax purposes. In connection with the acquisition, the Company entered into two component supply agreements with durations of one and five years, respectively, with Finnchem USA, Inc.

Water Pik Technologies, Inc.    47

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

As required by Rule 13a-15(b), Water Pik Technologies management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13-a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. During the period covered by this report, there have been no changes in the Company's internal control over financial reporting, that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART III

Item 10 Directors and Executive Officers of the Registrant

Information regarding the Company's Board of Directors will be set forth under the caption "Proposal One—Election of Directors" in the Company's definitive Proxy Statement for use in connection with its Annual Meeting of Stockholders scheduled to be held on May 13, 2004 (the "2004 Proxy Statement") and is incorporated herein by reference. The 2004 Proxy Statement will be filed with the Securities and Exchange Commission ("SEC") within 120 days after the end of the Company's fiscal year.

The information regarding the Company's executive officers required by this Item (other than the information regarding executive officers set forth at the end of Item 1 of Part I of this Form 10-K) and information regarding timely filing of stock transaction reports on Forms 3,4 and 5 by the Company's directors and executive officers will be contained in the Company's definitive 2004 Proxy Statement for its 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11 Executive Compensation

The information required by this Item will be contained in the sections entitled "Executive Compensation" and "Director Compensation" in the Company's definitive 2004 Proxy Statement for its 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company's disclosures regarding security ownership of certain beneficial owners and management will be contained in the section entitled "Stock Ownership Information" and the disclosures regarding equity compensation plan information will be contained in the section entitled "Equity Compensation Plan Information" in the Company's definitive 2004 Proxy Statement for its 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions

The information required by this Item will be contained in the section entitled "Certain Relationships and Related Transactions with the Company" in the Company's definitive 2004 Proxy Statement for its 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14 Principal Accountant Fees and Services

The information required by this Item will be contained in the section entitled "Independent Audit Firm Fees" in the Company's definitive 2004 Proxy Statement for its 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

48    Water Pik Technologies, Inc.

PART IV

Item 15 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

The following consolidated financial statements required to be filed by Item 8 of this Report:

Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets at December 31, 2003 and 2002
Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

Schedule II – Qualifying Accounts and Reserves
(in thousands)

Column A	Column B	Column C		Column D		Column E

		Additions
Description	Balance at Beginning of Period	Charged to Cost & Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts and sales returns	$2,100	$(168)	$–	$(20)		$1,952
Liability reserves:
Warranty reserves	4,820	9,217	–	8,128	[b]	5,909
Product liability and workers' compensation reserves	6,066	785	–	3,149	[b]	3,702
Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts and sales returns	1,723	677	–	300	[a]	2,100
Liability reserves:
Warranty reserves	4,052	7,589	–	6,821	[b]	4,820
Product liability and workers' compensation reserves	7,361	1,462	–	2,757	[b]	6,066
Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts and sales returns	1,910	(66)	–	121	[a]	1,723
Liability reserves:
Warranty reserves	3,561	6,402	–	5,911	[b]	4,052
Product liability and workers' compensation reserves	$9,503	$1,499	$–	$3,641	[b]	$7,361

aUncollectable accounts written off, net of recoveries and returns

bCash payments on claims

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Water Pik Technologies, Inc.    49

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
4.2
Amendment No. 1 to Rights Agreement dated December 28, 2000, between Water Pik Technologies, Inc. and Mellon Investor Services, LLC, formerly known as Chase Mellon Shareholder Services, L.L.C. (Incorporated by reference from Exhibit 4.2 to Form 10-K for fiscal year ended December 31, 2000 filed on March 20, 2001 ("2000 Form 10-K").)
4.3
Registration Rights Agreement dated as of January 3, 2001, between Water Pik Technologies, Inc., Special Value Bond Fund, LLC and Special Value Bond Fund II, LLC. (Incorporated by reference from Exhibit 4.1 to Form 8-K filed on January 11, 2001.)
4.4
Amended and Restated Revolving Credit Agreement dated as of August 27, 2003, among Water Pik, Inc., Laars, Inc. and Water Pik Technologies Canada, Inc., collectively as Borrowers, and JPMorgan Chase Bank as Administrative Agent, JPMorgan Chase Bank, Toronto Branch as Canadian Agent, Banc One, NA as Syndication Agent and the Lenders and Guarantors named therein (the "Amended and Restated Credit Agreement"). (Incorporated by reference from Exhibit 4.1 to Form 8-K filed on September 2, 2003.)
4.5
Amended and Restated Revolving Credit Note dated August 27, 2003, by Water Pik, Inc. and Laars, Inc. in favor of JPMorgan Chase Bank pursuant to the Amended and Restated Credit Agreement. (Incorporated by reference from Exhibit 4.2 to Form 8-K filed on September 2, 2003.)
4.6
Amended and Restated Revolving Credit Note dated August 27, 2003, by Water Pik, Inc. and Laars, Inc. in favor of Bank One, NA pursuant to the Amended and Restated Credit Agreement. (Incorporated by reference from Exhibit 4.3 to Form 8-K filed on September 2, 2003.)
4.7
Amended and Restated Revolving Credit Note dated August 27, 2003 by Water Pik, Inc. and Laars, Inc. in favor of PNC Bank, National Association pursuant to the Amended and Restated Credit Agreement. (Incorporated by reference from Exhibit 4.4 to Form 8-K filed on September 2, 2003.)
4.8
Amended and Restated Revolving Credit Note dated August 27, 2003, by Water Pik, Inc. and Laars, Inc. in favor of Union Bank of California, N.A. pursuant to the Amended and Restated Credit Agreement. (Incorporated by reference from Exhibit 4.5 to Form 8-K filed on September 2, 2003.)
4.9
Omnibus Pledge and Security Agreement dated August 27, 2003, between Water Pik, Inc., Laars, Inc., Water Pik Technologies, Inc., Jandy Industries, Inc. and Waterpik International, Inc. pursuant to the Amended and Restated Credit Agreement. (Incorporated by reference from Exhibit 4.6 to Form 8-K filed on September 2, 2003.)
4.10
Guarantee dated August 27, 2003, by Water Pik Technologies, Inc. pursuant to the Amended and Restated Credit Agreement. (Incorporated by reference from Exhibit 4.7 to Form 8-K filed on September 2, 2003.)
4.11
Subsidiary Guarantee dated August 27, 2003, by Jandy Industries, Inc. pursuant to the Amended and Restated Credit Agreement. (Incorporated by reference from Exhibit 4.8 to Form 8-K filed on September 2, 2003.)

50    Water Pik Technologies, Inc.

4.12
Subsidiary Guarantee dated August 27, 2003, by Waterpik International, Inc. pursuant to the Amended and Restated Credit Agreement. (Incorporated by reference from Exhibit 4.9 to Form 8-K filed on September 2, 2003.)
4.13
General Security Agreement dated August 27, 2003 by Water Pik Technologies Canada, Inc. pursuant to the Amended and Restated Credit Agreement. (Incorporated by reference from Exhibit 4.10 to Form 8-K filed on September 2, 2003.)
4.14
Hypothec on Moveables dated August 27, 2003 by Water Pik Technologies Canada, Inc. related to U.S. obligations pursuant to the Amended and Restated Credit Agreement. (Incorporated by reference from Exhibit 4.11 to Form 8-K filed on September 2, 2003.)
4.15
Hypothec on Moveables dated August 27, 2003 by Water Pik Technologies Canada, Inc. related to Canadian obligations pursuant to the Amended and Restated Credit Agreement. (Incorporated by reference from Exhibit 4.12 to Form 8-K filed on September 2, 2003.)
4.16
Loan Agreement dated October 22, 2001, between Water Pik, Inc. and Laars, Inc., and U.S. Bank National Association. (Incorporated by reference from Exhibit 4.15 to Form 10-K for fiscal year ended December 31, 2001 filed on March 21, 2002 ("2001 Form 10-K").)
4.17	Form of Promissory Note dated October 22, 2001, by Laars, Inc. and Water Pik, Inc., in favor of U.S. Bank National Association. (Incorporated by reference from Exhibit 4.16 to 2001 Form 10-K.)
4.18
Form of Deed of Trust (or Mortgage), Security Agreement, Financing Statement and Assignment of Rents dated October 22, 2001, by Laars, Inc. and/or Water Pik, Inc., in favor of U.S. Bank National Association. (Incorporated by reference from Exhibit 4.17 to 2001 Form 10-K.)
4.19
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
4.21	Note and Security Agreement dated December 21, 2001, by Water Pik, Inc. in favor of Banc of America Leasing & Capital, LLC. (Incorporated by reference from Exhibit 4.20 to 2001 Form 10-K.)
4.22
Form of Cross Collateralization and Cross Default Addendum dated December 21, 2001, by Laars, Inc., Jandy Industries, Inc. and Water Pik, Inc., in favor of Banc of America Leasing & Capital, LLC. (Incorporated by reference from Exhibit 4.21 to 2001 Form 10-K.)
4.23
Form of Guaranty dated December 21, 2001, by Laars, Inc., Water Pik, Inc., and Water Pik Technologies, Inc., in favor of Banc of America Leasing & Capital, LLC. (Incorporated by reference from Exhibit 4.22 to 2001 Form 10-K.)
4.24
Form of ISDA (International Swap Dealers Association) Master Agreement dated December 21, 2001, between Bank of America, N.A. and, Laars, Inc. Jandy Industries, Inc., and Water Pik, Inc. (Incorporated by reference from Exhibit 4.23 to 2001 Form 10-K.)
4.25
Note and Security Agreement dated September 30, 2002, by Laars, Inc. in favor of Banc of America Leasing & Capital, LLC. (Incorporated by reference from Exhibit 4.5 to Form 10-Q filed on November 13, 2002.)
4.26
Note and Security Agreement dated September 30, 2002, by Water Pik, Inc. in favor of Banc of America Leasing & Capital, LLC. (Incorporated by reference from Exhibit 4.6 to Form 10-Q filed on November 13, 2002.)
4.27
Form of Guaranty dated September 30, 2002, by Laars, Inc., Water Pik, Inc. and Water Pik Technologies, Inc. in favor of Banc of America Leasing & Capital, LLC. (Incorporated by reference from Exhibit 4.7 to Form 10-Q filed on November 13, 2002.)

Water Pik Technologies, Inc.    51

*10.1	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc. and Michael P. Hoopis. (Incorporated by reference from Exhibit 10.5 to 2001 Form 10-K.)
*10.2	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc. and Robert J. Rasp. (Incorporated by reference from Exhibit 10.6 to 2001 Form 10-K.)
*10.3	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc., and Robert A. Shortt. (Incorporated by reference from Exhibit 10.7 to 2001 Form 10-K.)
*10.4	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc., and Victor C. Streufert. (Incorporated by reference from Exhibit 10.8 to 2001 Form 10-K.)
*10.5	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc., and Richard P. Bisson. (Incorporated by reference from Exhibit 10.9 to 2001 Form 10-K.)
*10.6	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc., and Theresa Hope-Reese. (Incorporated by reference from Exhibit 10.10 to 2001 Form 10-K.)
*10.7	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc. and Richard D. Tipton. (Incorporated by reference from Exhibit 10.11 to 2001 Form 10-K.)
*10.8
Water Pik Technologies, Inc. Deferred Compensation Plan, as amended and restated effective July 1, 2001. (Incorporated by reference from Exhibit 4.1 of Registration Statement on Form S-8 filed on July 18, 2001.)
*10.9
Amendment No. 1 to Water Pik Technologies, Inc. Deferred Compensation Plan, as amended and restated effective July 1, 2001. (Incorporated by reference from Exhibit 4.2 of Registration Statement on form S-8 filed on July 18, 2001.)
*10.10
Amendment No. 2 dated January 1, 2003 to Water Pik Technologies, Inc. Deferred Compensation Plan, as amended and restated effective July 1, 2001. (Incorporated by reference from Exhibit 10.14 to Form 10-K for fiscal year ended December 31, 2002, filed on March 14, 2003 ("2002 Form 10-K").
*10.11	1999 Non-Employee Director Stock Compensation Plan of Water Pik Technologies, Inc., as amended on October 23, 2002. (Incorporated by reference from Exhibit 10.15 to 2002 Form 10-K.)
*10.12	1999 Incentive Plan of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 10.11 to 1999 Form 10-K.)
*10.13	Employee Stock Purchase Plan of Water Pik Technologies, Inc., as amended. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed August 15, 2001.)
*10.14	Water Pik Technologies, Inc. Broad-Based Stock Option Plan effective November 29, 1999. (Incorporated by reference from Exhibit 10.18 to 2002 Form 10-K.)
*10.15	Performance Share Plan (2004 through 2006) of Water Pik Technologies, Inc. (Filed herewith.)
*10.16	2004 Annual Incentive Plan of Water Pik Technologies, Inc. (Filed herewith.)
*10.17
Stock Purchase Agreement dated as of December 29, 2000, by and among Water Pik Technologies, Inc., Special Value Bond Fund, LLC and Special Value Bond Fund II, LLC. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 11, 2001.)
*10.18	Form of Indemnity Agreement entered into with directors and executive officers of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed August 14, 2001.)
*10.19	Promissory Note dated December 3, 2001 by Robert A. Shortt in favor of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 10.21 to 2001 Form 10-K.)
*10.20	Stock Pledge Agreement dated December 3, 2001, by Robert A. Shortt, in favor of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 10.22 to 2001 Form 10-K.)

52    Water Pik Technologies, Inc.

*10.21
Form of Rule 10b5-1 Plan entered into by the Company and each of Theresa Hope-Reese, Robert A. Shortt and Victor C. Streufert. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 19, 2004.)
*10.22	Amendment No. 1 dated November 1, 2003 to 1999 Incentive Plan of Water Pik Technologies, Inc. (Filed herewith.)
21.1	Subsidiaries of Water Pik Technologies, Inc. (Filed herewith.)
23.1	Consent of Ernst & Young LLP, Independent Auditors. (Filed herewith.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

*Management contract or compensatory plan or arrangement.

The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained or incorporated by reference herein.

(b)
Reports on Form 8-K Filed in the Fourth Quarter of 2003:

The Company filed a current report on Form 8-K on October 17, 2003: (a) under Item 7, providing the Company's press release related to its third quarter 2003 earnings, and (b) under Items 9 and 12, furnishing information regarding its press release for its third quarter 2003 earnings.

(c)
Exhibits

See subsection (a)(3) above.

(d)
Financial Statement Schedules

See subsections (a)(1) and (2) above.

Water Pik Technologies, Inc.    53

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER PIK TECHNOLOGIES, INC.

Date: March 8, 2004	By: /s/ MICHAEL P. HOOPIS Michael P. Hoopis President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL P. HOOPIS Michael P. Hoopis	President, Chief Executive Officer and a Director (Principal Executive Officer)	March 8, 2004
/s/ VICTOR C. STREUFERT Victor C. Streufert	Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 8, 2004
/s/ ROBERT P. BOZZONE Robert P. Bozzone	Director	March 8, 2004
/s/ F. PETER CUNEO F. Peter Cuneo	Director	March 8, 2004
/s/ BABETTE E. HEIMBUCH Babette E. Heimbuch	Director	March 8, 2004
/s/ W. CRAIG MCCLELLAND W. Craig McClelland	Director	March 8, 2004
/s/ WILLIAM G. OUCHI William G. Ouchi	Director	March 8, 2004
/s/ CHARLES J. QUEENAN, JR. Charles J. Queenan, Jr.	Director	March 8, 2004

54    Water Pik Technologies, Inc.

QuickLinks

PART I
PART II
PART III
PART IV