Form 10-Q
period 2004-03-31
WATER PIK TECHNOLOGIES INC
filed 2004-04-30
CIK 1094286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Registrant’s telephone number, including area code: (949) 719-3700

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

The number of shares of Common Stock outstanding on April 26, 2004 was 12,179,850 shares.

WATER PIK TECHNOLOGIES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Water Pik Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)

Assets
Current assets:
Cash	$1,092	$970
Accounts receivable, less allowances of $1,847 at March 31, 2004 and $1,952 at December 31, 2003	71,477	85,527
Inventories	43,912	41,772
Deferred income taxes	7,358	7,321
Prepaid expenses and other current assets	4,258	4,320

Total current assets	128,097	139,910
Property, plant and equipment, net	46,967	48,637
Goodwill, net	34,605	26,020
Deferred income taxes	868	657
Other assets	3,728	3,352

Total assets	$214,265	$218,576

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,174	$25,169
Accrued income taxes	—	1,559
Accrued liabilities	19,786	28,797
Current portion of long-term debt	3,877	3,879

Total current liabilities	45,837	59,404
Long-term debt, less current portion	51,669	42,589
Other accrued liabilities	5,441	5,242
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 12,302,472 and 12,365,036 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	127	125
Additional paid-in capital	80,660	79,481
Equity adjustments due to stock plans	(3,935)	(6,369)
Retained earnings	37,131	37,980
Accumulated comprehensive income	1,636	2,123
Treasury stock at cost, 358,933 and 178,482 shares at March 31, 2004 and December 31, 2003, respectively	(4,301)	(1,999)

Total stockholders’ equity	111,318	111,341

Total liabilities and stockholders’ equity	$214,265	$218,576

See accompanying notes

Water Pik Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Sales	$67,661	$55,389
Cost and expenses:
Cost of sales	50,325	40,095
Selling expenses	11,176	10,926
General and administrative expenses	5,299	4,598
Research and development expenses	1,702	2,187
	68,502	57,806
Operating loss	(841)	(2,417)
Interest expense	546	539
Other income	(70)	(124)

Loss from continuing operations before income taxes	(1,317)	(2,832)
Income tax benefit	(468)	(1,035)

Loss from continuing operations	(849)	(1,797)

Discontinued operations:
Loss from operations of discontinued product line	—	(63)
Income tax benefit	—	(23)

Loss on discontinued operations	—	(40)

Net loss	$(849)	$(1,837)

Basic and Diluted net loss per common share
Continuing operations	$(0.07)	$(0.15)
Discontinued operations	—	—

Net loss	$(0.07)	$(0.15)

Shares used in per share calculation – basic and diluted	11,941,000	12,075,000

See accompanying notes

Water Pik Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net loss	$(849)	$(1,837)
Loss from discontinued product line	—	40

Loss from continuing operations	(849)	(1,797)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,501	2,360
Deferred income taxes	(238)	308
Tax benefit from expense of stock option	191	—
Compensation expense arising from stock awards	209	177
Interest income from stockholders note	(58)	(124)
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	13,897	20,800
Inventories	(938)	(6,253)
Accounts payable	(3,165)	(197)
Accrued liabilities	(9,254)	(9,749)
Accrued income taxes	(2,401)	(1,846)
Other assets and liabilities	1,057	(404)

Cash provided by operating activities	952	3,275

Investing activities:
Purchase of business	(10,128)	—
Purchase of property, plant and equipment	(777)	(905)
Disposals of property, plant and equipment	9	14

Cash used in investing activities	(10,896)	(891)

Financing activities:
Net borrowings under revolving credit facilities	10,063	(2,210)
Payments on promissory notes	(952)	(959)
Proceeds from exercise of options	933	23

Cash provided by (used in) financing activities	10,044	(3,146)

Effect of exchange rate changes on cash	22	67
Cash used in discontinued operations	—	(40)

Increase (decrease) in cash	122	(735)
Cash at beginning of period	970	1,038

Cash at end of period	$1,092	$303

See accompanying notes

Water Pik Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.              Basis of Presentation

DESCRIPTION OF BUSINESS

Water Pik Technologies, Inc. (“Water Pik Technologies” or the “Company”) is a leader in designing, manufacturing and marketing a broad range of well-recognized personal health care products and pool products and water-heating systems.  The Company’s products include: showerheads; consumer and professional oral health products; water filtration products; personal stress relief products; swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, automatic salt chlorine generators and water features; and residential and commercial water-heating systems.  Water Pik Technologies operates in two business segments – the Personal Health Care segment and the Pool Products and Heating Systems segment.

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

FISCAL YEAR

The Company operates on a 52- or 53- week fiscal year ending on the Sunday nearest to its fiscal year end with fiscal quarters ending on the Sunday nearest to the end of the applicable thirteen-week period.  In January 2004, the Company changed its fiscal year-end from December to September.  To accommodate the transition, the Company will report its results for the nine-month period ending on the Sunday nearest to September 30, 2004 on Form 10-K, with full twelve-month fiscal year reporting beginning with fiscal year 2005 and thereafter.  The fiscal quarter and year-to-date periods presented in the Company’s consolidated financial statements are presented as of the last day of the calendar quarter for convenience.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Certain amounts reported in previous years have been reclassified to conform to the 2004 presentation.  These reclassifications had no effect on reported results of operations or stockholders’ equity.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the nine months ending September 30, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  In particular,

SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the Company’s consolidated results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities.  Companies must apply FIN 46 to entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date.  It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003.  Adoption of FIN 46 did not have a material impact on the Company’s consolidated results of operations or financial position.

2.              Inventories

Inventories are stated at the lower of cost (last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods) or market.  Inventories consist of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
Raw materials and supplies	$20,066	$19,860
Work-in-process	4,070	4,418
Finished goods	23,782	21,446
Total inventories at current cost	47,918	45,724
Less: Allowances to reduce current cost values to LIFO basis	(4,006)	(3,952)
Total inventories	$43,912	$41,772

Inventories determined using the LIFO cost method were $37,426,000 at March 31, 2004 and $34,922,000 at December 31, 2003, net of the respective LIFO reserves.  The remainder of inventory was determined using the FIFO cost method.

3.              Acquisition

On January 20, 2004, as part of its strategic objective to accelerate sales and profit growth in its pool business through development of a more comprehensive package of pool equipment and accessories, the Company acquired substantially all of the assets of Huron Tech Systems, a Jacksonville, Florida manufacturer of salt chlorine generators, used for swimming pool and spa water sanitation, and titanium heat exchangers, a component used in premium heat pumps.  The estimated purchase price at March 31, 2004 totaled $10,128,000 (consisting of $10,000,000 in cash and $128,000 in direct acquisition costs).  The preliminary allocation of the purchase price resulted in $8,884,000 in goodwill, $100,000 in identifiable intangible assets with estimated three-to five-year lives, $1,494,000 of current assets (primarily accounts receivable and inventory), $120,000 in property, plant and equipment and $470,000 in assumed liabilities.  The goodwill was assigned to the Pool Product and Heating Systems segment and is expected to be deductible for tax purposes.  In connection with the acquisition, the Company entered into two component supply agreements with the durations of one and five years, respectively, with Finnchem USA, Inc.  The results of operations of Huron Tech Systems are included in the Company’s consolidated results of operations beginning January 20, 2004.

On June 2, 2003, as part of its strategic objective to accelerate sales and profit growth in its pool business through development of a more comprehensive package of pool equipment and accessories, the Company acquired substantially all of the assets of Air Energy Heat Pumps, Inc. and affiliates (“Air Energy”), a Ft. Lauderdale, Florida manufacturer of premium branded heat pumps for swimming pools and spas.  On January 22, 2004, the Company executed an amendment to the asset purchase agreement that revised the additional contingent future payments resulting in a $278,000 reduction of the purchase price and goodwill.  The estimated purchase price at March 31, 2004 totaled $8,020,000 (including direct acquisition costs) with payment consisting of $7,703,000 in cash.  The estimated purchase price as of March 31, 2004 has been adjusted to reflect additional information regarding assets acquired, liabilities assumed and estimated contingent payments.  The allocation of the purchase price to acquired net assets resulted in $6,769,000 in goodwill, $110,000 in identifiable intangible assets with estimated three-year lives, $2,774,000 of current assets (primarily accounts receivable and inventory), $819,000 in property, plant and equipment and $2,452,000 in assumed liabilities.  The goodwill was assigned to the Pool Product and Heating Systems segment and is expected to be deductible for tax purposes.  The results of operations of Air Energy are included in the Company’s consolidated results of operations beginning June 2, 2003.

4.              Long-Term Debt

Long-term debt is comprised of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
Revolving credit facility	$27,327	$17,297
Mortgage notes payable	18,599	18,806
Promissory notes payable – equipment financing facility	9,549	10,288
Other	71	77
	55,546	46,468
Less: Current portion	(3,877)	(3,879)
Long-term debt	$51,669	$42,589

On August 27, 2003, the Company entered into an amended and restated credit agreement with a group of banks for a revolving credit facility of up to $80,000,000, including $10,000,000 revolving credit availability for its Canadian subsidiary.  The facility expires on December 1, 2007 and replaced the Company’s previous $60,000,000 revolving credit facility, which was due to expire in November 2004, and its CDN. $11,000,000 Canadian revolving credit facility, which was renewable annually and terminable on demand.  Borrowings and letters of credit under the revolving credit facility are secured by certain Company assets and are limited by borrowing base calculations based upon eligible accounts receivable and inventory, as defined in the credit agreement.  At March 31, 2004, the Company had $26,228,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

Domestic borrowings under the revolving credit facility bear interest at varying rates at either the greater of the bank’s prime rate, 1.0 percent above the base CD (Certificates of Deposit) rate, or 0.5 percent above the federal funds effective rate, plus a margin of 25 to 100 basis points or, if the Company exercises a LIBOR (London Interbank Offered Rate) option, at the LIBOR rate plus a margin of 125 to 250 basis points per annum.  For borrowings by the Company’s Canadian subsidiary, U.S. dollar denominated borrowings bear interest at either the greater of the Canadian bank’s US Base prime rate or 1.0 percent above the federal funds effective rate, plus a margin of 25 to 100 basis points.  Canadian dollar borrowings bear interest at the greater of the bank’s Canadian prime rate or 1.0 percent above the CDOR (Canadian Dollar Offered Rate), plus a margin of 125 to 250 basis points per annum.  The Company is subject to a $50,000 annual agency fee and an unused line fee equal to 0.15 percent to 0.50 percent per annum of the monthly average unused borrowings.  The margins and unused line fees are dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and are adjusted quarterly.  Interest on the revolving credit facility is payable monthly.

The revolving credit facility provides for issuance of letters of credit up to the borrowing base less the outstanding line of credit balance, not to exceed $10,000,000.  A letter of credit fee is charged to the Company equal to the LIBOR rate less 25 basis points on the aggregate undrawn amount of all outstanding letters of credit.  The Company also is subject to a fronting fee equal to 0.25 percent per annum of outstanding letters of credit.  At March 31, 2004, the aggregate amount of outstanding letters of credit under the credit facility was $7,045,000.

The credit facility and the Company’s real estate loan agreement and related mortgage notes require the Company to be in compliance with specific financial and non-financial covenants and restrictions relating to indebtedness, liens, investments, dividend payments, fixed charge coverage, capital expenditures and the relationship of our total consolidated indebtedness to EBITDA.  The Company was in compliance with these covenants at March 31, 2004.

The Company utilizes interest rate swap agreements as cash flow hedges to lock in the interest rate on borrowings and therefore achieve a desired proportion of variable versus fixed-rate debt.  At March 31, 2004 and December 31, 2003, the Company had outstanding two interest rate swap agreements related to borrowings under the equipment financing facility with aggregate notional amounts of $6,174,000 and $6,689,000, respectively, expiring on January 1, 2007.  The changes in their fair values resulted in a gain of $14,000 and $20,000 for the three months ended March 31, 2004 and 2003, respectively, which have been recognized in accumulated comprehensive income within stockholders’ equity.  The counterparty to these interest rate swap agreements is a major financial institution.  The Company continually monitors the credit quality of the financial institution and anticipates full performance by the counterparty.

5.              Stock Option Fair Value Disclosure

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, but applies Accounting Principles Board (“APB”) No. 25 and related interpretations in accounting for its plans.  If the Company had elected to recognize compensation cost for its stock option plans based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss and net loss per common share would have been as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)

Net loss, as reported	$(849)	$(1,837)
Stock-based compensation expense included in reported net loss, net of tax	107	103
Total stock-based compensation expense determined under the fair value based method for all awards, net of tax	(237)	(338)
Pro forma net loss	$(979)	$(2,072)

Basic and diluted net loss per common share
As reported	$(0.07)	$(0.15)
Pro forma	$(0.08)	$(0.17)

For purposes of pro forma disclosure, the estimated fair value of the options is amortized ratably over the options’ vesting period.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  There were no options granted during the three months ended March 31, 2004 and 2003.

6.              Stock Compensation Plans

During the March 2004 quarter, pursuant to the Stock Acquisition and Retention Program (“SARP”) under the Company’s Employee Stock Purchase Plan, certain officers of the Company tendered back to the Company a total of 180,451 shares of the Company’s Common Stock, which they had originally purchased pursuant to the SARP, as repayment of principal and accrued interest on notes owed by the officers to the Company totaling $2,302,000.

Pursuant to the terms of the SARP, the tendered shares were valued at the average of the high and low market price on the day preceding the date the shares were tendered to the Company.  The terms of the SARP permit repayment of loans and interest using shares of Common Stock originally purchased under the SARP.

During April 2004, certain officers of the Company tendered back to the Company a total of 182,410 shares of the Company’s Common Stock, which they had originally purchased pursuant to the SARP, as repayment of principal and accrued interest on notes owed by the officers to the Company totaling $2,829,000.

As a result of the transactions during the March 2004 quarter and during April 2004, the number of outstanding shares of the Company’s Common Stock was reduced by 362,861.  As of April 22, 2004, there were no outstanding loans by the Company to any officers or directors of the Company.

7.              Comprehensive loss

The components of comprehensive loss were as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net loss	$(849)	$(1,837)
Foreign currency translation gains (losses)	(501)	749
Change in fair value of cash flow hedge	14	20
Comprehensive loss	$(1,336)	$(1,068)

8.              Income Taxes

The provision for income taxes for the 2004 and 2003 interim periods was computed in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” and was based on projections of total year pretax income in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The effective income tax rate attributable to continuing operations was 35.5 percent and 36.5 percent for the three months ended March 31, 2004 and 2003, respectively.

9.              Commitments and Contingencies

WARRANTIES

The Company provides for the estimated cost of product warranties at the time revenue is recognized.  The Company generally warrants its products for a period ranging from one to five years.  Factors considered in determining appropriate accruals for product warranty obligations include size of the installed base of products subject to warranty protection, historical warranty claim rates, historical cost-per claim, and knowledge of specific product failures that are outside the Company’s typical experience.  The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future expectations.

Information on changes in the Company’s accrued warranties and related costs are as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Beginning warranty reserves	$5,909	$4,820
Cost of warranty claims	(2,830)	(1,950)
Product warranties acquired	200	—
Accruals for product warranties	2,676	1,743
Ending warranty reserves	$5,955	$4,613

INSURANCE RESERVES AND LEGAL CONTINGENCIES

A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, personal injury, patent infringement, commercial, employment and employee benefits.  While the outcome of litigation cannot be predicted with certainty and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period and ultimately could affect the Company’s insurance premiums or its ability to obtain insurance coverage.

As a consumer goods manufacturer and distributor, the Company is subject to continuing risk of product liability and related lawsuits involving claims for substantial monetary damages.  The Company is party to various personal injury and property damage lawsuits and claims relating to its products and other litigation incidental to its business.  The Company has general liability, product liability and workers’ compensation insurance coverage.  The Company’s insurance coverage provides that the Company is responsible for policy deductibles and legal costs and expenses.  Loss accruals have been recorded in accordance with SFAS No. 5, “Accounting for Contingencies” to cover the portion of general liability, product liability and workers’ compensation claims, both asserted claims and incurred but not reported claims, that are not covered by insurance policies.  Such accruals are based on estimates which include information provided by the Company’s insurance company, claims adjusters and insurance broker, taking into account prior experience, numbers of claims, discussions with legal counsel and other relevant factors.  The methods of making such estimates and establishing the resulting accrual are reviewed on a regular basis and any adjustments are reflected in current operating results.

The Company has recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $4,665,000 and $3,702,000 as of March 31, 2004 and December 31, 2003, respectively.  The amount related to product and general liability lawsuits, asserted claims and incurred but not reported claims was $2,365,000 and $2,382,000 as of March 31, 2004 and December 31, 2003, respectively.  The amount related to workers’ compensation asserted claims and incurred but not reported claims was $1,276,000 and $1,320,000 as of March 31, 2004 and December 31, 2003, respectively.  The amount related to medical and dental self-insured reserves including the asserted claims and incurred but not reported claims was $1,024,000 as of March 31, 2004.

10.       Net loss Per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted shares and outstanding stock options using the “treasury stock” method.

As a result of net losses for the three months March 31, 2004 and 2003, unvested restricted stock and outstanding stock options have been excluded from the calculation of diluted net loss per common share because their effect would be antidilutive.

11.       Business Segments

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

Information on the Company’s business segments is as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Sales:
Personal Health Care	$28,704	$27,778
Pool Products and Heating Systems	38,957	27,611
Total Sales	$67,661	$55,389

Operating income (loss):
Personal Health Care	$1,630	$1,393
Pool Products and Heating Systems	(2,471)	(3,810)
Total operating loss	(841)	(2,417)
Interest expense	546	539
Other income	(70)	(124)
Loss from continuing operations before income taxes	$(1,317)	$(2,832)

	March 31, 2004	December 31, 2003
	(In thousands)
Identifiable assets:
Personal Health Care	$60,493	$67,331
Pool Products and Heating Systems	140,366	137,579
Corporate	13,406	13,666
Total identifiable assets	$214,265	$218,576

12.       Subsequent Events

The Company filed a current report on Form 8-K on April 23, 2004 under Item 5, providing the Company’s news release announcing, among other items, that it would be amending its stockholder rights plan 30 days after certification of the results of its 2004 Annual Meeting and would be submitting and recommending for stockholder approval at the 2005 Annual Meeting a charter amendment to eliminate supermajority voting for removal of directors and to eliminate supermajority voting for approval of a merger or sale of the Company.

During April 2004, certain officers of the Company tendered back to the Company a total of 182,410 shares of the Company’s Common Stock, which they had originally purchased pursuant to the SARP, as repayment of principal and accrued interest on notes owed by the officers to the Company totaling $2,829,000.  As a result of the transactions during April 2004, the number of outstanding shares of the Company’s Common Stock was reduced by 182,410.  As of April 22, 2004, there were no outstanding loans by the Company to any officers or directors of the Company.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties.  Any statements contained in this report, which are not historical fact, may be considered forward-looking statements, and the Company relies upon the “safe harbor” for forward-looking statements provided by Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from these forward-looking statements as a result of the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, including, among others, its ability to develop new products and execute its growth strategy, the uncertainty of new product testing and regulatory approvals, the uncertainty that its marketing efforts will achieve the desired results with respect to existing or new products, its dependence on key customers, the seasonal nature of its businesses, the impact on consumer confidence and consumer spending, the effect of product liability claims, the impact of rising commodity costs such as steel, copper and oil, risks associated with using foreign suppliers and failure to protect its intellectual properties.  All forward-looking statements in this report and subsequent written or oral statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

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

On January 20, 2004, we completed the acquisition of Huron Tech Systems, a manufacturer of salt chlorine generators used for swimming pool and spa water sanitation.  The addition of the ClorMatic™ salt chlorine generator product line will integrate a high –growth pool equipment category into the Jandy® system.  In addition, Huron Tech Systems manufactures titanium heat exchangers, which are a key component in our heat pump product line.  The vertical integration is expected to result in margin improvement in the heat pump product line.

On June 2, 2003, we acquired substantially all of the assets of Air Energy Heat Pumps, Inc. and affiliates (“Air Energy”).  Air Energy manufactures premium heat pumps for swimming pools and spas.  The addition of heat pumps to our product line give us a significant market position in regions of the country where heat pumps are the preferred technology to heat pools and spas.

As a result of these acquisitions, our consolidated results of operations for the three months ended March 31, 2004 include the results of operations of Air Energy and, beginning January 20, 2004, the results of operations of Huron Tech Systems.

In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment, which we have classified in our financial statements as discontinued.  The Ozone product line includes the Aquia™ home sanitizing product introduced in September 2001.  We are pursuing the sale of the Ozone product line and expect that disposition will be completed in fiscal year 2004.  All discussions and amounts herein for all periods presented relate to continuing operations only unless otherwise noted.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Water Pik Technologies’ consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and conditions.

In “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report of Form 10-K for the year ended December 31, 2003, we have discussed those policies that we believe are critical and require the use of complex judgment in their application.  Since the date of that Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

Consolidated Results of Operations

	Three Months Ended March 31,
	2004	2003	% Change
	(Dollars in thousands)

Personal Health Care	$28,704	$27,778	3.3%
Pool Products and Heating Systems	38,957	27,611	41.1%
Total sales	$67,661	$55,389	22.2%
Gross profit	$17,336	$15,294	13.4%
Operating loss	$(841)	$(2,417)	65.2%
Loss from continuing operations	$(849)	$(1,797)	52.8%
Loss on discontinued operations	—	(40)	NM
Net loss	$(849)	$(1,837)	53.8%

Gross profit as a percentage of sales	25.6%	27.6%

Operating loss as a percentage of sales	(1.2)%	(4.4)%

The results of operations classified as discontinued are excluded from the following discussions of our consolidated and Personal Health Care segment operating results.

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Sales for the three months ended March 31, 2004 were $67,661,000, representing an increase of $12,272,000 or 22.2 percent over the comparable period in 2003 due to an increase of $11,346,000 in Pool Products and Heating Systems segment sales and an increase of $926,000 in Personal Health Care segment sales.  The increase in Pool Product and Heating System segment sales is due primarily to general increases across most product lines, and includes $4,720,000 in heat pump and chlorinator sales related to the acquisitions of Air Energy in June 2003 and Huron Tech Systems in January 2004, respectively.

Gross profit (sales less cost of sales) increased to $17,336,000 for the three months ended March 31, 2004 compared to $15,294,000 for the same period in 2003.  The increase in gross profit was due primarily to higher sales volume. Gross profit as a percent of sales for the three months ended March 31, 2004 decreased to 25.6 percent compared with 27.6 percent for the same period in 2003 due primarily to increased sales of lower margin pool products.

Operating loss (gross profit less selling, general and administrative, and research and development expenses) improved $1,576,000 to a $841,000 loss for the three months ended March 31, 2004 from a $2,417,000 loss for the three months ended March 31, 2003.  The improvement in operating loss was due primarily to higher gross profit and lower research and development expenses partially offset by higher selling, general and administrative expenses.  The increase in selling expenses was due primarily to increased advertising, commission and other selling expenses in the Pool Products and Heating Systems segment related to higher sales volume and to the Air Energy and Huron Tech Systems acquisitions.  Research and development expenses decreased due primarily to higher spending in 2003 in the water-heating systems category related to new product activities.  The increase in general and administrative expenses was due to increased legal costs and general increases in other costs including higher insurance and employee-related costs.

Interest expense, which relates to borrowings under credit facilities and to promissory and mortgage notes payable was $546,000 for the three months ended March 31, 2004 compared to $539,000 for the three months ended March 31, 2003.

Personal Health Care

	Three Months Ended March 31,
	2004	2003	% Change
	(Dollars in thousands)
Sales:
Oral health products	$10,978	$10,917	0.6%
Shower products	16,864	15,407	9.5%
Other products	862	1,454	(40.7)%
Total sales	$28,704	$27,778	3.3%
Gross profit	$11,388	$11,149	2.1%
Operating income	$1,630	$1,393	17.0%

Gross profit as a percentage of sales	39.7%	40.1%
Operating income as a percentage of sales	5.7%	5.0%

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Sales in the Personal Health Care segment for the three months ended March 31, 2004 were $28,704,000, an increase of $926,000 or 3.3 percent over the comparable period in 2003.  Sales of oral health products increased $61,000 to $10,978,000 for the three months ended March 31, 2004.  Shower products sales increased $1,457,000 due primarily to increased sales of AquaFall® and New Visions® showerheads.  Sales for the other products category decreased $592,000 to $862,000 for the three months ended March 31, 2004 due primarily to decreased sales of water filtration products.

Gross profit increased to $11,388,000 or 39.7 percent of sales for the three months ended March 31, 2004 from $11,149,000 or 40.1 percent of sales for the same period in 2003.  The decrease in gross profit as a percent of sales was due primarily to increased sales allowances due to customer mix and higher operating costs including increased insurance and employee-related costs.

Operating income increased $237,000 to $1,630,000 for the three months ended March 31, 2004 from $1,393,000 for the three months ended March 31, 2003.  The increase in operating income was due to higher gross profit as discussed above and decreased selling and research and development expenses partially offset by increased general and administrative expenses. Operating income as a percent of sales increased to 5.7 percent in the three months ended March 31, 2004 from 5.0 percent for the same period in 2003.

Pool Products and Heating Systems

	Three Months Ended March 31,
	2004	2003	% Change
	(Dollars in thousands)
Sales:
Pool products	$30,230	$19,464	55.3%
Water-heating systems	8,727	8,147	7.1%
Total sales	$38,957	$27,611	41.1%
Gross profit	$5,948	$4,145	43.5%
Operating loss	$(2,471)	$(3,810)	35.1%

Gross profit as a percentage of sales	15.3%	15.0%
Operating loss as a percentage of sales	(6.3)%	(13.8)%

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Sales in the Pool Products and Heating Systems segment for the three months ended March 31, 2004 were $38,957,000 an increase of $11,346,000 or 41.1 percent over the comparable period in 2003.  Sales for the pool product category increased $10,766,000 to $30,230,000 for the three months ended March 31, 2004 due to general increases across most product lines driven by our pool builder conversion program and to $4,720,000 in heat pump and chlorinator sales from our recent acquisitions of Air Energy and Huron Tech Systems.  Water-heating systems sales increased $580,000 to $8,727,000 for the three months ended March 31, 2004 from the same period in 2003 due primarily to increased sales of commercial heating systems driven by the Laars® Rheos® and Pennant® boilers.

Gross profit increased $1,803,000 to $5,948,000 for the three months ended March 31, 2004 from $4,145,000 for the same period in 2003.  The increase in gross profit was due primarily to increased sales.  Gross profit as a percent of sales increased to 15.3 percent for the three months ended March 31, 2004 from 15.0 percent for the same period in 2003 due primarily to leveraging fixed costs over a higher sales base.

Operating loss improved $1,339,000 to a $2,471,000 loss for the three months ended March 31, 2004 from a $3,810,000 loss for the comparable period of 2003.  The improved operating loss was due primarily to the higher gross profit and lower research and development expenses, primarily related to water-heating systems, partially offset by higher selling, general and administrative expenses.

Seasonality

Our business is highly seasonal, with operating results varying from quarter to quarter.  The Personal Health Care segment has historically experienced higher sales in the quarter ending in December of each fiscal year due to stronger retail demand during the holiday season.  The Pool Products and Heating Systems segment has historically experienced higher sales in the quarters ending in June and December of each fiscal year as customers purchase such products in preparation for the cooler weather and in anticipation of the warm spring and summer months.  In addition, as a result of the seasonality of product demand, the Pool Products and Heating Systems segment offers incentive programs and extended payment terms to encourage pool product customers to purchase products generally during the December quarter, as is consistent with industry practice.  Seasonal variations in operating results can also occur due to short-term trends such as changes in the economic environment and weather patterns.

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

Cash provided by operating activities for the three months ended March 31, 2004 of $952,000 together with net borrowings under revolving credit facilities of $10,063,000 and $933,000 in proceeds from employee stock option exercises was used to fund $10,128,000 of the Huron Tech Systems acquisition and direct acquisition costs, to fund capital expenditures of $777,000 and to make scheduled payments on promissory notes of $952,000.  Cash increased $122,000 from $970,000 at December 31, 2003 to $1,092,000 at March 31, 2004.

Net cash provided by operations for the quarter ended March 2004 results primarily from net loss adjusted for non-cash items including depreciation and amortization expense and from collections on accounts receivable balances that are seasonally higher at December 31.  This was partially offset by decreases in accrued liabilities, accounts payable and accrued income taxes.  The decrease in accrued liabilities was due primarily to the payment during the quarter ended March 2004 of customer incentive programs, bonuses and commissions accrued for in 2003.  The decrease in accounts payable is due to seasonally higher production resulting in higher inventory purchases and related payables in the quarter ended December 2003.  The decrease in accrued income taxes is due to the payment during the period of estimated taxes accrued at December 31.

For the three months ended March 31, 2003, cash provided by operating activities related to continuing operations of $3,275,000 was used to repay borrowings under revolving credit facilities of $2,210,000, to make scheduled payments on promissory notes and capital leases of $959,000 and to fund capital expenditures of $905,000.

Our working capital was $82,260,000 at March 31, 2004 as compared to $80,506,000 at December 31, 2003.  The increase in working capital was due to the decreases in accrued liabilities, accounts payable and accrued income taxes and to an increase in inventory partially offset by the decrease in accounts receivable.  These fluctuations are reflective of the seasonality of our business.  The current ratio increased to 2.8 at March 31, 2004 from 2.4 at December 31, 2003.

We have general liability, product liability, employee medical and workers’ compensation insurance programs.  Insurance coverage under these programs is subject to policy deductibles for which we are at risk for losses.  Beginning in January 2004 reserves have been provided for the Company’s self-insured program for employee medical costs that includes third party administration and individual and aggregate stop loss insurance.  The actual settlements or other resolution of claims under these insurance programs may differ from estimated reserves, however, the possible range of loss in excess of those accrued is not reasonably estimable.  Based upon currently available information, we do not believe that resolution of any pending insurance claims will have a material adverse effect on our financial condition, results of operations or liquidity although the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period and ultimately could affect the cost of our insurance premiums or our ability to obtain insurance coverage.  In January 2004 the Company began self-insuring its health insurance costs with individual and aggregate stop loss insurance.  Cost estimates for this program have been included in our financial statements.

On August 27, 2003, we entered into an amended and restated credit agreement with a group of banks for a revolving bank credit facility of up to $80,000,000, including $10,000,000 revolving credit availability for our Canadian subsidiary.  Borrowings under the facility are limited to borrowing base calculations based on eligible accounts receivable and inventory balances.  The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $10,000,000.  The credit facility expires on December 1, 2007 and replaced our previous $60,000,000 revolving credit facility, which was due to expire in November 2004, and our CDN. $11,000,000 Canadian revolving credit facility.  At March 31, 2004, there were $27,327,000 in borrowings and $7,045,000 in letters of credit outstanding under the credit facility with $26,228,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

On October 22, 2001, we entered into a real estate financing agreement with a bank and mortgaged our four U.S. manufacturing facilities to secure four promissory notes totaling $20,590,000.  The notes require monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008.  In August 2003, we voluntarily amended the real estate financing agreement to conform certain financial covenants to those in the amended and restated revolving credit facility.  The balance outstanding at March 31, 2004 was $18,599,000.

On December 21, 2001, we entered into a $15,000,000 equipment financing agreement with a bank.  Initial borrowings under the agreement of $10,290,000 were funded on December 28, 2001 and are evidenced by two term notes secured by specific machinery and equipment located at our manufacturing facilities.  The notes require quarterly payments of $514,500 plus accrued interest beginning on April 1, 2002 with all unpaid principal balances and accrued interest due on January 1, 2007.  In January 2002, we entered into interest rate swap agreements that effectively convert the variable rate interest on the $10,290,000 promissory notes payable to a fixed rate of 6.73 percent.  The interest rate swap expires on January 1, 2007.  Interest differentials to be paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related period that the debt is outstanding.  On September 30, 2002, we borrowed an additional $4,500,000 under the equipment financing agreement evidenced by two term notes secured by specific machinery and equipment located at our manufacturing facilities and at certain vendors’ facilities.  The notes require quarterly payments of $225,000 beginning on December 29, 2002 with all unpaid principal balances and accrued interest due on September 30, 2007.  The balance outstanding under this agreement at March 31, 2004 was $9,549,000.  No additional amounts can be borrowed under this agreement.

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

Our debt, including borrowings under the revolving credit facility and notes payable, has increased by $9,078,000 to $55,546,000 at March 31, 2004 compared to $46,468,000 at December 31, 2003 primarily to fund the acquisition of Huron Tech Systems.  Additionally, our long-term non-cancelable raw material purchase obligations increased $1,302,000 to $5,073,000 at March 31, 2004 from $4,401,000 at December 31, 2003.  Also, our operating lease obligations increased $878,000 to $3,316,000 at March 31, 2004 from $2,438,000 at December 31, 2003.  There were no other significant changes in our contractual cash obligations and other commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition and Liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Other Matters

Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements included in this Form 10-Q for information related to recent accounting pronouncements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.  There has been no significant change in the nature or amount of market risk since year-end.

ITEM 4—CONTROLS AND PROCEDURES

As required by Rule 13a-15(b), Water Pik Technologies management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  During the period covered by this report, there has been no change in the Company’s internal control over financial reporting, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.                 CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 29, 2003 to February 1, 2004	0	—	—	—

February 2 to 29, 2004	162,960	$12.645	—	—

March 1 to 28, 2004	17,491	$13.815	—	—

Total	180,451	$12.758	—	—

(1)  The above schedule sets forth the monthly repurchases of equity securities related to the Stock Acquisition and Retention Program (“SARP”) under the Company’s Employee Stock Purchase Plan for the March 2004 quarter.  During the March 2004 quarter, pursuant to the SARP, certain officers of the Company tendered back to the Company a total of 180,451 shares of the Company’s Common Stock, which they had originally purchased pursuant to the SARP, as repayment of principal and accrued interest on notes owed by the officers to the Company totaling $2,302,000.  Pursuant to the terms of the SARP, the tendered shares were valued at the average of the high and low market price on the day preceding the date the shares were tendered to the Company.  The terms of the SARP permit repayment of loans and interest using shares of Common Stock originally purchased under the SARP.  Such repayments of loans under the SARP are a form of stock repurchase by the Company, and are not part of a publicly announced stock repurchase plan.  During April 2004, certain officers of the Company tendered back to the Company a total of 182,410 shares of the Company’s Common Stock, which they had originally purchased pursuant to the SARP, as repayment of principal and accrued interest on notes owed by the officers to the Company totaling $2,829,000.  As a result of the transactions during the March 2004 quarter and during April 2004, the number of outstanding shares of the Company’s Common Stock was reduced by 362,861.  As of April 22, 2004, there were no outstanding loans by the Company to any officers or directors of the Company.

(2)  The Company has not had any publicly announced stock purchase plans or programs.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits -

31.1               Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2               Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K –

The Company filed a current report on Form 8-K dated January 21, 2004, under Item 5, announcing that it had acquired the assets of Huron Tech Systems located in Jacksonville, Florida, a division of Finnchem USA, Inc.

The Company filed a current report on Form 8-K dated January 29, 2004: (a) under Item 7, providing the Company’s press release related to its fourth quarter and full year 2003 operating results and fiscal year change, and (b) under Items 8 and 12, furnishing information regarding its fiscal year change and press release for its fourth quarter and full year 2003 earnings.

The Company filed a current report on Form 8-K dated February 12, 2004, under Item 5, announcing that the three executive officers of the Company entered into stock trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Rule 10b5-1 Plans”), with the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER PIK TECHNOLOGIES, INC.

Date: April 30, 2004	By:	/s/ MICHAEL P. HOOPIS
Michael P. Hoopis
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2004	By:	/s/ VICTOR C. STREUFERT
Victor C. Streufert
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)