Form 10-Q
period 2004-06-30
WATER PIK TECHNOLOGIES INC
filed 2004-08-10
CIK 1094286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of Common Stock outstanding on August 4, 2004 was 12,281,977 shares.

WATER PIK TECHNOLOGIES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Water Pik Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash	$3,272	$970
Accounts receivable, less allowances of $2,496 at June 30, 2004 and $1,952 at December 31, 2003	61,256	85,527
Inventories	40,132	41,772
Deferred income taxes	7,453	7,321
Prepaid expenses and other current assets	2,759	4,320
Total current assets	114,872	139,910
Property, plant and equipment, net	45,939	48,637
Goodwill, net	34,928	26,020
Deferred income taxes	909	657
Other assets	3,794	3,352
Total assets	$200,442	$218,576

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,632	$25,169
Accrued income taxes	766	1,559
Accrued liabilities	25,741	28,797
Current portion of long-term debt	3,874	3,879
Total current liabilities	54,013	59,404
Long-term debt, less current portion	24,827	42,589
Other accrued liabilities	5,139	5,242
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 12,274,210 and 12,365,036 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	128	125
Additional paid-in capital	82,481	79,481
Equity adjustments due to stock plans	(1,202)	(6,369)
Retained earnings	40,917	37,980
Accumulated comprehensive income	1,269	2,123
Treasury stock at cost, 541,343 and 178,482 shares at June 30, 2004 and December 31, 2003, respectively	(7,130)	(1,999)
Total stockholders’ equity	116,463	111,341
Total liabilities and stockholders’ equity	$200,442	$218,576

See accompanying notes

Water Pik Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Sales	$90,272	$76,496	$157,933	$131,885
Cost and expenses:
Cost of sales	65,162	52,345	115,487	92,440
Selling expenses	11,592	10,998	22,768	21,924
General and administrative expenses	5,618	4,920	10,917	9,518
Research and development expenses	1,694	1,689	3,396	3,876
	84,066	69,952	152,568	127,758
Operating income	6,206	6,544	5,365	4,127
Interest expense	348	560	894	1,099
Other income	(90)	(84)	(160)	(208)
Income from continuing operations before income taxes	5,948	6,068	4,631	3,236
Income tax provision	2,167	2,214	1,699	1,179
Income from continuing operations	3,781	3,854	2,932	2,057

Discontinued operations:
Income (loss) from operations of discontinued product line	7	(9)	7	(72)
Income tax provision (benefit)	2	(2)	2	(25)
Income (loss) on discontinued operations	5	(7)	5	(47)
Net income	$3,786	$3,847	$2,937	$2,010

Basic net income per common share
Continuing operations	$0.32	$0.32	$0.25	$0.17
Discontinued operations	—	—	—	—
Net income	$0.32	$0.32	$0.25	$0.17

Diluted net income per common share
Continuing operations	$0.30	$0.31	$0.23	$0.16
Discontinued operations	—	—	—	—
Net income	$0.30	$0.31	$0.23	$0.16

Shares used in per share calculation – basic	11,851,000	12,082,000	11,896,000	12,078,000

Shares used in per share calculation – diluted	12,592,000	12,282,000	12,590,000	12,274,000

See accompanying notes

Water Pik Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net income	$2,937	$2,010
Loss (income) from discontinued product line	(5)	47
Income from continuing operations	2,932	2,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,924	4,818
Deferred income taxes	(366)	662
Tax benefit from exercise of stock option	547	—
Compensation expense arising from stock awards	417	362
Interest income from stockholders note	(64)	(223)
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	23,992	27,379
Inventories	2,686	(4,199)
Accounts payable	(1,689)	(3,326)
Accrued liabilities	(3,257)	(10,633)
Accrued income taxes	(793)	(51)
Other assets and liabilities	989	(940)
Cash provided by operating activities	30,318	15,906

Investing activities:
Purchase of business	(10,128)	(7,703)
Purchase of property, plant and equipment	(2,234)	(2,569)
Disposals of property, plant and equipment	27	32
Cash used in investing activities	(12,335)	(10,240)

Financing activities:
Net borrowings under revolving credit facilities	(15,862)	(3,884)
Payments on promissory notes	(1,905)	(1,912)
Proceeds from exercise of options	2,120	56
Cash used in financing activities	(15,647)	(5,740)

Effect of exchange rate changes on cash	(39)	(58)
Cash provided by (used in) discontinued operations	5	(47)
Increase (decrease) in cash	2,302	(179)
Cash at beginning of period	970	1,038
Cash at end of period	$3,272	$859

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

In July 2004, the Company announced a decision to pursue an orderly exit of its Personal Stress Relief products line, a category of the Personal Health Care segment.  The Personal Stress Relief product line, introduced in 2002, includes foot spas and personal massagers.  The decision is intended to focus the Company’s product development, marketing and selling resources on its core personal health care product lines toward the goal of improving its operating margin and return on capital.

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

FISCAL YEAR

The Company operates on a 52- or 53- week fiscal year ending on the Sunday nearest to its fiscal year-end with fiscal quarters ending on the Sunday nearest to the end of the applicable thirteen-week period.  In January 2004, the Company changed its fiscal year-end from December to September.  To accommodate the transition, the Company will report its results for the nine-month period ending on the Sunday nearest to September 30, 2004 on Form 10-K, with full twelve-month fiscal year reporting beginning with fiscal year 2005 and thereafter.  The fiscal quarter and year-to-date periods identified in the Company’s consolidated financial statements are identified as of the last day of the calendar quarter for convenience.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Certain amounts reported in previous years have been reclassified to conform to the 2004 presentation.  These reclassifications had no effect on reported results of operations or stockholders’ equity.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the nine-month transition period ending September 30, 2004.

2.              Inventories

Inventories are stated at the lower of cost (last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods) or market.  Inventories consist of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
Raw materials and supplies	$18,697	$19,860
Work-in-process	3,641	4,418
Finished goods	21,910	21,446
Total inventories at current cost	44,248	45,724
Less: Allowances to reduce current cost values to LIFO basis	(4,116)	(3,952)
Total inventories	$40,132	$41,772

Inventories determined using the LIFO cost method were $33,678,000 at June 30, 2004 and $34,922,000 at December 31, 2003, net of the respective LIFO reserves.  The remainder of inventory was determined using the FIFO cost method.

3.              Acquisitions

On January 20, 2004, as part of its strategic objective to accelerate sales and profit growth in its pool business through development of a more comprehensive package of pool equipment and accessories, the Company acquired substantially all of the assets of Huron Tech Systems, a Jacksonville, Florida manufacturer of salt chlorine generators, used for swimming pool and spa water sanitation, and titanium heat exchangers, a component used in premium heat pumps.  The estimated purchase price at June 30, 2004 totaled $10,128,000 (consisting of $10,000,000 in cash and $128,000 in direct acquisition costs).  The preliminary allocation of the purchase price resulted in $8,884,000 in goodwill, $100,000 in identifiable intangible assets with estimated three-to five-year lives, $1,494,000 of current assets (primarily accounts receivable and inventory), $120,000 in property, plant and equipment and $470,000 in assumed liabilities.  The goodwill was assigned to the Pool Product and Heating Systems segment and is expected to be deductible for tax purposes.  In connection with the acquisition, the Company entered into two component supply agreements with the durations of one and five years, respectively, with Finnchem USA, Inc.  The results of operations of Huron Tech Systems are included in the Company’s consolidated results of operations beginning January 20, 2004.

On June 2, 2003, as part of its strategic objective to accelerate sales and profit growth in its pool business through development of a more comprehensive package of pool equipment and accessories, the Company acquired substantially all of the assets of Air Energy Heat Pumps, Inc. and affiliates (“Air Energy”), a Ft. Lauderdale, Florida manufacturer of premium branded heat pumps for swimming pools and spas.  On January 22, 2004, the Company executed an amendment to the asset purchase agreement that revised the additional contingent future payments resulting in a $278,000 reduction of the purchase price and goodwill.  The final purchase price totaled $8,438,000 (including direct acquisition costs) with payment consisting of $7,703,000 in cash.  The final purchase price as of June 30, 2004 has been adjusted to reflect additional information regarding assets acquired, liabilities assumed and estimated contingent payments.  The allocation of the purchase price to acquired net assets resulted in $7,188,000 in goodwill, $110,000 in identifiable intangible assets with estimated three-year lives, $2,797,000 of current assets (primarily accounts receivable and inventory), $819,000 in property, plant and equipment and $2,476,000 in assumed liabilities.  The goodwill was assigned to the Pool Product and Heating Systems segment and is expected to be deductible for tax purposes.  The results of operations of Air Energy are included in the Company’s consolidated results of operations beginning June 2, 2003.

4.            Long-Term Debt

Long-term debt is comprised of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
Revolving credit facility	$1,435	$17,297
Mortgage notes payable	18,394	18,806
Promissory notes payable – equipment financing facility	8,809	10,288
Other	63	77
	28,701	46,468
Less: Current portion	(3,874)	(3,879)
Long-term debt	$24,827	$42,589

The Company utilizes interest rate swap agreements as cash flow hedges to lock in the interest rate on borrowings and therefore achieve a desired proportion of variable versus fixed-rate debt.  At June 30, 2004 and December 31, 2003, the Company had outstanding two interest rate swap agreements related to borrowings under the equipment financing facility with aggregate notional amounts of  $5,660,000 and $6,689,000, respectively, expiring on January 1, 2007.  The changes in their fair values resulted in gains of $119,000 and $133,000 for the three months and six months ended June 30, 2004, respectively, and a loss of $5,000 and a gain of $15,000 for the three months and six months ended in June 30, 2003, respectively, which have been recognized in accumulated comprehensive loss within stockholders’ equity.  The counterparty to these interest rate swap agreements is a major financial institution.  The Company continually monitors the credit quality of the financial institution and anticipates full performance by the counterparty.

The revolving credit facility and the Company’s real estate loan agreement and related mortgage notes require the Company to be in compliance with specific financial and non-financial covenants and restrictions relating to indebtedness, liens, investments, dividends, fixed charge coverage, capital expenditures and the relationship of our total consolidated indebtedness to EBITDA.  The Company was in compliance with these covenants at June 30, 2004.

5.              Stock Compensation Plans

In the quarter ended June 2004, pursuant to the Stock Acquisition and Retention Program (“SARP”) under the Company’s Employee Stock Purchase Plan, certain officers of the Company tendered back to the Company a total of 182,410 shares of the Company’s Common Stock, which they had originally purchased pursuant to the SARP, as repayment of principal and accrued interest on notes owed by the officers to the Company totaling $2,829,000.

During the quarter ended March 2004, certain officers of the Company tendered back to the Company a total of 180,451 shares of the Company’s Common Stock, which they had originally purchased pursuant to the SARP, as repayment of principal and accrued interest on notes owed by the officers to the Company totaling $2,302,000.

Pursuant to the terms of the SARP, the tendered shares were valued at the average of the high and low market price on the day preceding the date the shares were tendered to the Company.  The terms of the SARP permit repayment of the loans and interest using shares of Common Stock originally purchased under the SARP.

As a result of the transactions in March and April 2004, the number of outstanding shares of the Company’s Common Stock was reduced by 362,861.  As of June 30, 2004, there were no outstanding loans by the Company to any officers or directors of the Company.

6.              Stock Option Fair Value Disclosure

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)

Net income, as reported	$3,786	$3,847	$2,937	$2,010
Stock based compensation expense included in reported net income, net of tax	132	113	264	230
Total stock-based compensation expense determined under the fair value based method for all awards, net of tax	(374)	(341)	(635)	(693)
Pro forma net income	$3,544	$3,619	$2,566	$1,547

Basic net income per common share – as reported	$0.32	$0.32	$0.25	$0.17
Basic net income per common share – pro forma	$0.30	$0.30	$0.22	$0.13

Diluted net income per common share – as reported	$0.30	$0.31	$0.23	$0.16
Diluted net income per common share – pro forma	$0.28	$0.29	$0.20	$0.13

For purposes of pro forma disclosure, the estimated fair value of the options is amortized ratably over the options’ vesting period.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  During the quarter ended June 30, 2004, the Company granted 241,000 stock options.  The following weighted average assumptions were used for grants in 2004: an expected dividend yield of zero percent, an average expected life of the options of 6 years, an expected volatility of 40.2 percent and a risk-free interest rate of 3.8 percent.  The weighted-average fair value of options granted during 2004 was $6.62. There were no options granted during the three months and six months ended June 30, 2003.

7.              Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net income	$3,786	$3,847	$2,937	$2,010
Foreign currency translation gains (losses)	(486)	1,462	(987)	2,211
Change in fair value of cash flow hedge	119	(5)	133	15
Comprehensive income	$3,419	$5,304	$2,083	$4,236

8.              Income Taxes

The provision for income taxes for the 2004 and 2003 interim periods was computed in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” and was based on projections of total year pretax income in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The effective income tax rate attributable to continuing operations was 36.4 percent and 36.7 percent for the three months and six months ended June 30, 2004, respectively, compared to 36.5 percent and 36.4 percent for the three months and six months ended June 30, 2003, respectively.

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

Information on changes in the Company’s accrued warranties and related costs are as follows:

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Beginning warranty reserves	$5,909	$4,820
Cost of warranty claims	(5,523)	(3,815)
Product warranties acquired	922	134
Accruals for product warranties	5,514	3,952
Ending warranty reserves	$6,822	$5,091

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

Effective January 1, 2004, the Company changed its employee medical coverage from a fully insured plan to a self-insured plan.  The plan is partially funded by payroll deductions from participating employees.  The Company has a maximum liability per participant per year in addition to an aggregate maximum liability for all claims.  Amounts in excess of the stated maximums are covered under a separate policy provided by an insurance company.  The Company provides for both reported and incurred but not reported medical costs and pays claims and administrative expenses as they become due.

The Company has recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $4,406,000 and $3,702,000 as of June 30, 2004 and December 31, 2003, respectively.  The amount related to product and general liability lawsuits, asserted claims and incurred but not reported claims was $2,004,000 and $2,382,000 as of June 30, 2004 and December 31, 2003, respectively.  The amount related to workers’ compensation asserted claims and incurred but not reported claims was $1,323,000 and $1,320,000 as of June 30, 2004 and December 31, 2003, respectively.  The amount related to medical and dental self-insured reserves including the asserted claims and incurred but not reported claims was $1,079,000 as of June 30, 2004.

10.       Net Income Per Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Weighted average common shares outstanding - basic	11,851	12,082	11,896	12,078
Diluted effect of employee stock options and restricted shares	741	200	694	196
Weighted average common shares outstanding - diluted	12,592	12,282	12,590	12,274

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

Information on the Company’s business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Sales:
Personal Health Care	$25,259	$29,793	$53,963	$57,571
Pool Products and Heating Systems	65,013	46,703	103,970	74,314
Total sales	$90,272	$76,496	$157,933	$131,885

Operating income (loss):
Personal Health Care	$(905)	$2,278	$725	$3,671
Pool Products and Heating Systems	7,111	4,266	4,640	456
Total operating income	6,206	6,544	5,365	4,127
Interest expense	348	560	894	1,099
Other income	(90)	(84)	(160)	(208)

Income from continuing operations before income taxes	$5,948	$6,068	$4,631	$3,236

	June 30, 2004	December 31, 2003
	(In thousands)
Identifiable assets:
Personal Health Care	$58,619	$67,331
Pool Products and Heating Systems	129,595	137,579
Corporate	12,228	13,666
Total identifiable assets	$200,442	$218,576

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties.  Any statements contained in this report, which are not historical fact, may be considered forward-looking statements, and the Company relies upon the “safe harbor” for forward-looking statements provided by Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from these forward-looking statements as a result of the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, including, among others, its ability to develop new products and execute its growth strategy, the uncertainty of new product testing and regulatory approvals, the uncertainty that its marketing efforts will achieve the desired results with respect to existing or new products, its dependence on key customers, the seasonal nature of its businesses, the impact on consumer confidence and consumer spending, the effect of product liability claims, the impact of rising commodity costs such as steel, copper and oil, risks associated with using foreign suppliers including increased transportation costs, failure to protect its intellectual properties and its ability to integrate acquisitions and realize expected synergies.  All forward-looking statements in this report and subsequent written or oral statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

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

In July 2004, we announced a decision to pursue an orderly exit of our Personal Stress Relief products line, a category of the Personal Health Care segment.  The Personal Stress Relief product line, introduced in 2002, includes foot spas and personal massagers.  The decision is intended to focus our product development, marketing and selling resources on our core personal health care product lines toward the goal of improving operating margin and return on capital.

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

In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment, which we have classified in our financial statements as discontinued.  The Ozone product line includes the Aquia® home sanitizing product introduced in September 2001.  We expect that disposition will be completed in fiscal year 2004.

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

In “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report of Form 10-K for the year ended December 31, 2003, we discussed those policies that we believed were critical and required the use of complex judgment in their application.  Since the date of that Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(Dollars in thousands)
Sales:
Personal Health Care	$25,259	$29,793	(15.2)%	$53,963	$57,571	(6.3)%
Pool Products and Heating Systems	65,013	46,703	39.2%	103,970	74,314	39.9%
Total sales	$90,272	$76,496	18.0%	$157,933	$131,885	19.8%
Gross profit	$25,110	$24,151	4.0%	$42,446	$39,445	7.6%
Operating income	$6,206	$6,544	(5.2)%	$5,365	$4,127	30.0%
Income from continuing operations	$3,781	$3,854		$2,932	$2,057
Income (loss) on discontinued operations	5	(7)		5	(47)
Net income	$3,786	$3,847		$2,937	$2,010

Gross profit as a percent of sales	27.8%	31.6%		26.9%	29.9%
Operating income as a percent of sales	6.9%	8.6%		3.4%	3.1%

The results of operations classified as discontinued are excluded from the following discussions of our consolidated and Personal Health Care segment operating results.

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

Sales for the three months ended June 30, 2004 were $90,272,000, representing an increase of $13,776,000 or 18.0 percent over the comparable period in 2003 due to an increase of $18,310,000 in Pool Products and Heating Systems segment sales partially offset by a decrease of $4,534,000 in Personal Health Care segment sales.  The increase in Pool Product and Heating System segment sales was due to general increases across most product lines, and includes $5,187,000 in heat pump and chlorinator sales related to the acquisitions of Air Energy and Huron Tech Systems.

Gross profit (sales less cost of sales) increased to $25,110,000 for the three months ended June 30, 2004 compared to $24,151,000 for the same period in 2003 due primarily to the higher sales volume. Gross profit as a percent of sales for the three months ended June 30, 2004 decreased to 27.8 percent compared with 31.6 percent for the same period in 2003 due primarily to an overall product mix shift to the lower margin Pool Products and Heating Systems segment, to increased sales incentives in both operating segments and to lower margins in the Personal Health Care segment.

Operating income (gross profit less selling, general and administrative, and research and development expenses) decreased $338,000 to $6,206,000 or 6.9 percent of sales for the three months ended June 30, 2004 from $6,544,000 or 8.6 percent of sales for the three months ended June 30, 2003.  The increase in gross profit, as discussed above, was more than offset by increased selling, general and administrative expenses.  Selling expenses increased $594,000 to $11,592,000 for the three months ended June 30, 2004 from $10,998,000 for the same period in 2003 due primarily to increased commissions, advertising and other selling expenses in the Pool Products and Heating Systems segment related to higher sales volume and to the Air Energy and Huron Tech Systems acquisitions partially offset by decreased advertising expense in the Personal Health Care segment.  Selling expenses as a percent of sales decreased to 12.8 percent for the three months ended June 30, 2004 from 14.4 percent for the same period in 2003.  General and administrative expenses increased $698,000 to $5,618,000 or 6.2 percent of sales for the three months ended June 30, 2004 from $4,920,000 or 6.4 percent of sales for the same period in 2003 due primarily to increased legal and consulting costs including $445,000 in proxy solicitation, settlement and related costs in connection with our annual meeting of stockholders, increased employee-related costs, higher amortization expense related to information system upgrades completed in 2003 and to incremental administrative expenses related to newly acquired businesses.

Interest expense, which relates to borrowings under credit facilities and to promissory and mortgage notes payable decreased to $348,000 for the three months ended June 30, 2004 compared to $560,000 for the three months ended June 30, 2003.  The decrease is due to a lower weighted average interest rate on borrowings during the three months ended June 30, 2004 as compared to the same period in 2003.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

Sales for the six months ended June 30, 2004 were $157,933,000, representing an increase of $26,048,000 or 19.8 percent over the comparable period in 2003, due to an increase of $29,656,000 in Pool Products and Heating Systems segment sales partially offset by a decrease of $3,608,000 in Personal Health Care segment sales.  The increase in Pool Product and Heating System segment sales was due to increases across most product lines, and includes $9,907,000 in heat pump and chlorinator sales related to the acquisitions of Air Energy and Huron Tech Systems.

Gross profit increased $3,001,000 to $42,446,000 for the six months ended June 30, 2004 from $39,445,000 for the six months ended June 30, 2003 due to higher sales volume.  Gross profit as a percentage of sales for the six months ended June 30, 2004 decreased to 26.9 percent from 29.9 percent for the same period in 2003 due primarily to an overall product mix shift to the lower margin Pool Products and Heating Systems segment, to increased sales incentives in both operating segments and to lower margins in the Personal Health Care segment.

Operating income increased $1,238,000 to $5,365,000 or 3.4 percent of sales for the six months ended June 30, 2004 from $4,127,000 or 3.1 percent of sales for the six months ended June 30, 2003.  The increase in operating income is due to the increase in gross profit as discussed above and decreased research and development expenses partially offset by increased selling and general and administrative expenses.  Selling expenses increased $844,000 to $22,768,000 for the six months ended June 30, 2004 from $21,924,000 for the same period in 2003 due primarily to increased advertising, commission and other selling expenses in the Pool Products and Heating Systems segment related to higher sales volume and to the Air Energy and Huron Tech Systems acquisitions partially offset by decreased advertising expense in the Personal Health Care segment.  Selling expense as a percent of sales decreased to 14.4 percent for the six months ended June 30, 2004 from 16.6 percent for the same period in 2003.  General and administrative expenses increased $1,399,000 to $10,917,000 or 6.9 percent of sales for the six months ended June 30, 2004 from 9,518,000 or 7.2 percent of sales for the same period in 2003 due primarily to increased legal and consulting costs, including $645,000 in proxy solicitation, settlement and related costs in connection with our annual meeting of stockholders, increased employee-related costs, higher amortization expense related to information system upgrades completed in 2003 and to incremental administrative expenses related to newly acquired businesses.

Interest expense decreased $205,000 to $894,000 for the six months ended June 30, 2004 from $1,099,000 for the six months ended June 30, 2003.  This decrease was due to lower weighted average interest rate on borrowings during the six months ended June 30, 2004 as compared with the same period of 2003.

Personal Health Care

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(Dollars in thousands)
Sales:
Oral health products	$12,338	$12,609	(2.1)%	$23,316	$23,526	(0.9)%
Shower products	11,169	14,316	(22.0)%	28,033	29,723	(5.7)%
Other products	1,752	2,868	(38.9)%	2,614	4,322	(39.5)%
Total sales	$25,259	$29,793	(15.2)%	$53,963	$57,571	(6.3)%
Gross profit	$8,523	$12,280	(30.6)%	$19,911	$23,429	(15.0)%
Operating income	$(905)	$2,278	(139.7)%	$725	$3,671	(80.3)%

Gross profit as a percent of sales	33.7%	41.2%		36.9%	40.7%
Operating income (loss) as a percent of sales	(3.6%)	7.6%		1.3%	6.4%

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

Sales in the Personal Health Care segment for the three months ended June 30, 2004 were $25,259,000, a decrease of $4,534,000 or 15.2 percent over the comparable period in 2003.  Sales of Oral health products decreased $271,000 to $12,338,000 for the three months ended June 30, 2004 from $12,609,000 for the same period in 2003.  Consumer oral health sales, which were impacted by temporary product availability issues, decreased $505,000 partially offset by an increase in professional oral health sales of $234,000.  Shower products sales decreased $3,147,000 to $11,169,000 for the three months ended June 30, 2004 from $14,316,000 for the same period in 2003 due primarily to a soft retail climate together with delayed customer rollouts of product sets and a lower level of promotional activity by some retailers as compared to the prior year.  Sales for the Other products category decreased $1,116,000 to $1,752,000 for the three months ended June 30, 2004 from $2,868,000 for the same period in 2003 due primarily to decreased sales of water filtration and stress relief products.

Gross profit decreased to $8,523,000 or 33.7 percent of sales for the three months ended June 30, 2004 from $12,280,000 or 41.2 percent of sales for the same period in 2003.  The decrease in gross profit as a percent of sales was due primarily to increased sales allowances due to customer mix and increased redemption rates on certain rebate programs, to a less profitable product mix, to lower sales volume resulting in fixed manufacturing costs increasing as a percentage of sales and to increased inventory reserves for slow-moving stress relief products.

Operating income decreased $3,183,000 to a loss of $905,000 for the three months ended June 30, 2004 from operating income of $2,278,000 for the three months ended June 30, 2003.  The decrease in operating income was due to lower gross profit as discussed above and increased general and administrative expenses partially offset by decreased selling expense.  General and administrative expenses increased to 10.6 percent of sales for the three months ended June 30, 2004 from 8.2 percent of sales for the same period in 2003 due primarily to decreased sales, proxy solicitation, settlement and related costs in connection with our annual meeting of stockholders, increased employee-related costs and higher amortization expense related to a computer system upgrade completed in June 2003.  Selling expense decreased $971,000 from the three months ended June 30, 2004 to the same period in 2003 but increased to 22.4 percent of sales from 22.2 percent of sales.  The decrease in selling expense was due to lower advertising costs and reflects the overall decrease in advertising spending planned for 2004.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

Sales in the Personal Health Care segment for the six months ended June 30, 2004 were $53,963,000, a decrease of $3,608,000 or 6.3 percent over the comparable period in 2003.  Shower products sales decreased $1,690,000 to $28,033,000 for the six months ended June 30, 2004 compared to $29,723,000 for the same period 2003 due to a soft retail climate together with delayed customer rollouts of product sets and a lower level of promotional activity by some retailers as compared to the prior year.  Sales of Oral health products decreased $210,000 to $23,316,000 for the six months ended June 30, 2004 from $23,526,000 for the same period in 2003 due to lower sales of consumer oral health products, which were impacted by temporary product availability issues, partially offset by increased sales of professional dental health products.  Sales for the Other products category decreased $1,708,000 to $2,614,000 for the six months ended June 30, 2004 from $4,322,000 for the same period in 2003 due primarily to decreased sales of water filtration products and decreased sales of foot spas.

Gross profit decreased to $19,911,000 or 36.9 percent of sales for the six months ended June 30, 2004 from $23,429,000 or 40.7 percent of sales for the same period 2003.  The decrease in gross profit as a percent of sales is due primarily to increased sales allowances due to customer mix and increased redemption rates on certain rebate programs, to a less profitable product mix, to lower sales volume resulting in fixed manufacturing costs increasing as a percentage of sales and to increased inventory reserves for slow-moving stress relief products.

Operating income decreased $2,946,000 to $725,000 for the six months ended June 30, 2004 from $3,671,000 for the six months ended June 30, 2003.  The decrease in operating income is due to lower gross profit and increased general and administrative expenses offset by decreased selling expenses.  General and administrative expenses increased to 10.1 percent of sales for the six months ended June 30, 2004 from 8.2 percent of sales for the same period in 2003 due primarily to decreased sales, proxy solicitation, settlement and related costs in connection with our annual meeting of stockholders, increased employee-related costs and higher amortization expense related to a computer system upgrade completed in June 2003.  Selling expense decreased $1,348,000 from the six months ended June 30, 2004 to the same period in 2003 and decreased to 21.4 percent of sales from 22.4 percent of sales.  The decrease in selling expense was due to lower advertising costs and reflects the overall decrease in advertising spending planned for 2004.

Pool Products and Heating Systems

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(Dollars in thousands)
Sales:
Pool products	$55,693	$39,528	40.9%	$85,923	$58,992	45.7%
Water-heating systems	9,320	7,175	29.9%	18,047	15,322	17.8%
Total sales	$65,013	$46,703	39.2%	$103,970	$74,314	39.9%
Gross profit	$16,587	$11,871	39.7%	$22,535	$16,016	40.7%
Operating income	$7,111	$4,266	66.7%	$4,640	$456	917.5%

Gross profit as a percent of sales	25.5%	25.4%		21.7%	21.6%
Operating income as a percent of sales	10.9%	9.1%		4.5%	0.6%

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

Sales in the Pool Products and Heating Systems segment for the three months ended June 30, 2004 were $65,013,000, an increase of $18,310,000 or 39.2 percent over the comparable period in 2003.  Sales for the pool product category increased $16,165,000 to $55,693,000 for the three months ended June 30, 2004 due to the success of our pool builder conversion program, increased sales of electronic controls, pumps, filters, pool heaters and to $5,187,000 in heat pump and chlorinator sales from recent acquisitions.  Water-heating systems sales increased $2,145,000 to $9,320,000 for the three months ended June 30, 2004 from the same period in 2003 due primarily to increased sales of commercial heating systems driven by the Laars® Rheos® and Pennant® boilers.

Gross profit increased $4,716,000 to $16,587,000 for the three months ended June 30, 2004 from $11,871,000 for the same period in 2003.  The increase in gross profit was due primarily to increased sales.  Gross profit as a percent of sales was essentially the same at 25.5 percent for the three months ended June 30, 2004 as compared to 25.4 percent for the same period in 2003.

Operating income increased $2,845,000 to $7,111,000 for the three months ended June 30, 2004 from $4,266,000 for the comparable period of 2003.  The increase in operating income was due primarily to the higher gross profit partially offset by higher selling, general and administrative expenses.  Selling expenses increased due primarily to increased commissions, advertising and other selling expenses related to higher sales volume and to the Air Energy and Huron Tech Systems acquisitions.  Selling expense as a percent of sales decreased to 9.1 percent for the three months ended June 30, 2004 from 9.4 percent for the same period in 2003.  General and administrative expenses increased $460,000 due primarily to proxy solicitation, settlement and related costs in connection with our annual meeting of stockholders, increased employee-related costs and to incremental administrative expenses related to newly acquired businesses.  General and administrative expense as a percent of sales decreased to 4.5 percent for the three months ended June 30, 2004 from 5.3 percent for the same period in 2003 due to leveraging costs over a higher sales volume.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

Sales in the Pool Products and Heating Systems segment were $103,970,000 for the six months ended June 30, 2004, an increase of $29,656,000 or 39.9 percent over the comparable period of 2003.  Sales for the pool product category increased $26,931,000 to $85,923,000 for the six months ended June 30, 2004 due primarily to the success of our pool builder conversion program, increased sales of electronic controls, pumps, filters, pool heaters, including $9,907,000 in heat pump and chlorinator sales from the acquisition of Air Energy and Huron Tech Systems.  Water-heating system sales increased $2,725,000 to $18,047,000 for the six months ended June 30, 2004 from the same period in 2003 due to increased commercial heating systems driven by the Laars® Rheos® and Pennant® boilers.

Gross profit increased $6,519,000 to $22,535,000 or 21.7 percent of sales for the six months ended June 30, 2004 from $16,016,000 or 21.6 percent of sales for the same period in 2003 due primarily to increased sales.

Operating income increased $4,184,000 to $4,640,000 for the six months ended June 30, 2004 from $456,000 for the comparable period of 2003.  The increase in operating income was due primarily to increased gross profit and reduced research and development expenses partially offset by increased selling and general and administrative expenses.  Research and development expenses decreased to 1.2 percent of sales for the six months ended June 30, 2004 from 2.3 percent of sales for the same period in 2003 due to leveraging costs over a higher sales volume and to the completion of some new product development activity.  Selling expenses increased due primarily to increased commissions, advertising and other selling expenses related to higher sales volume and to the Air Energy and Huron Tech Systems acquisitions.  Selling expense as a percent of sales decreased to 10.8 percent for the six months ended June 30, 2004 from 12.1 percent for the same period in 2003.  General and administrative expenses increased $662,000 due primarily to proxy solicitation, settlement and related costs in connection with our annual meeting of stockholders, increased employee-related costs and to incremental administrative expenses related to newly acquired businesses.  General and administrative expense as a percent of sales decreased to 5.3 percent for the six months ended June 30, 2004 from 6.5 percent for the same period in 2003 due to leveraging costs over a higher sales volume.

Seasonality

Our business is highly seasonal, with operating results varying from quarter to quarter.  The Personal Health Care segment has historically experienced higher sales in the quarter ending in December of each fiscal year due to stronger retail demand during the holiday season.  The Pool Products and Heating Systems segment has historically experienced higher sales in the quarters ending in June and December of each fiscal year as customers purchase such products in preparation for the cooler weather and in anticipation of the warm spring and summer months.  In addition, as a result of the seasonality of product demand, the Pool Products and Heating Systems segment offers incentive programs and extended payment terms to encourage pool product customers to purchase products from September through December, as is consistent with industry practice.  Seasonal variations in operating results can also occur due to short-term trends such as changes in the economic environment and weather patterns.

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

Cash provided by operating activities for the six months ended June 30, 2004 of $30,318,000 and $2,120,000 in proceeds from stock option exercises were used for the acquisition of Huron Tech Systems totaling $10,128,000, for capital expenditures totaling $2,234,000, to repay borrowings under the revolving credit facilities of $15,862,000 and to make scheduled payments on promissory notes of $1,905,000.  Cash increased $2,302,000 from $970,000 at December 31, 2003 to $3,272,000 at June 30, 2004.

Net cash provided by operations for the six months ended June 30, 2004 increased by $14,412,000 to $30,318,000 as compared to $15,906,000 for the comparable period in 2003.  The increase resulted primarily from higher net income adjusted for non-cash items including depreciation and amortization expense and changes to comparable inventory and accrued liability balances.  Inventory decreased on a net basis during the six months ended June 30, 2004 primarily as a result of stronger than expected 2004 sales in the Pool Products and Heating Systems segment.  Inventory increased in the comparable period of 2003 primarily due to the production of additional inventory to support new product introductions in the Pool Products and Heating Systems segment.  Net payments of accrued liabilities for the six months ended June 30, 2004 were lower than those of the comparable period of 2003 due to the timing of sales incentive payments in the Pool Products and Heating Systems segment.

For the six months ended June 30, 2003, cash provided by operating activities related to continuing operations of $15,906,000 was used to fund $7,703,000 for the purchase of Air Energy, repay borrowings under revolving credit facilities of $3,884,000, to make scheduled payments on promissory notes and capital leases of $1,912,000 and to fund capital expenditures of $2,569,000.

Our working capital was $60,859,000 at June 30, 2004 as compared to $80,506,000 at December 31, 2003.  The decrease in working capital was due to a decrease in accounts receivable partially offset by the decreases in accrued liabilities, accounts payable and accrued income taxes.  These fluctuations are reflective of the seasonality of our business.  The current ratio decreased to 2.1 at June 30, 2004 from 2.4 at December 31, 2003.

We have general liability, product liability, employee medical and workers’ compensation insurance programs.  Insurance coverage under these programs is subject to policy deductibles for which we are at risk for losses.  Beginning in January 2004 we have provided reserves for our self-insured program for employee medical costs that includes third-party administration and individual and aggregate stop-loss insurance premiums.  The actual settlements or other resolution of claims under these insurance programs may differ from estimated reserves, however, the possible range of loss in excess of those accrued is not reasonably estimable.  Based upon currently available information, we do not believe that resolution of any pending insurance claims will have a material adverse effect on our financial condition, results of operations or liquidity although the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period and ultimately could affect the cost of our future insurance premiums or our ability to obtain insurance coverage.

On August 27, 2003, we entered into an amended and restated credit agreement with a group of banks for a revolving bank credit facility of up to $80,000,000, including $10,000,000 revolving credit availability for our Canadian subsidiary.  Borrowings under the facility are limited to borrowing base calculations based on eligible accounts receivable and inventory balances.  The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $10,000,000.  The credit facility expires on December 1, 2007 and replaced our previous $60,000,000 revolving credit facility, which was due to expire in November 2004, and our CAD$11,000,000 Canadian revolving credit facility.  At June 30, 2004, there were $1,435,000 in borrowings and $5,904,000 in letters of credit outstanding under the credit facility with $40,488,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

On October 22, 2001, we entered into a real estate financing agreement with a bank and mortgaged our four U.S. manufacturing facilities to secure four promissory notes totaling $20,590,000.  The notes require monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008.  In August 2003, we voluntarily amended the real estate financing agreement to conform certain financial covenants to those in the amended and restated revolving credit facility.  The balance outstanding at June 30, 2004 was $18,394,000.

On December 21, 2001, we entered into a $15,000,000 equipment financing agreement with a bank.  Initial borrowings under the agreement of $10,290,000 were funded on December 28, 2001 and are evidenced by two term notes secured by specific machinery and equipment located at our manufacturing facilities.  The notes require quarterly payments of $514,500 plus accrued interest beginning on April 1, 2002 with all unpaid principal balances and accrued interest due on January 1, 2007.  In January 2002, we entered into interest rate swap agreements that effectively convert the variable rate interest on the $10,290,000 promissory notes payable to a fixed rate of 6.73 percent.  The interest rate swap expires on January 1, 2007.  Interest differentials to be paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related period that the debt is outstanding.  On September 30, 2002, we borrowed an additional $4,500,000 under the equipment financing agreement evidenced by two term notes secured by specific machinery and equipment located at our manufacturing facilities and at certain vendors’ facilities.  The notes require quarterly payments of $225,000 beginning on December 29, 2002 with all unpaid principal balances and accrued interest due on September 30, 2007.  The aggregate balance outstanding under this agreement at June 30, 2004 was $8,809,000.  No additional amounts can be borrowed under this agreement.

Our revolving credit facility and mortgage notes require us to comply with various financial covenants and restrictions relating to indebtedness, liens, investments, dividends, fixed charge coverage, capital expenditures and the relationship of our total consolidated indebtedness to our earnings before interest, taxes, depreciation and amortization.  A security interest in substantially all of our assets was granted as collateral to the lenders under the credit agreements.  To the extent that we are not able to comply with the financial covenants, we may be unable to borrow additional amounts and outstanding amounts may become due on an accelerated basis, which would adversely affect our liquidity.

Due to the seasonality of our pool products business, the extended payment term receivables offered during the fall and winter months are collected during the spring and summer.  This creates a seasonal peak in borrowing levels during the spring months.

Our debt, including borrowings under the revolving credit facility and notes payable, has decreased by $17,767,000 to $28,701,000 at June 30, 2004 compared to $46,468,000 at December 31, 2003 primarily due to increased operating cash flow offset by the acquisition of Huron Tech Systems.  There were no other significant changes in our contractual cash obligations and other commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition and Liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2003.

We currently anticipate that no cash dividends will be paid on our Common Stock in order to conserve cash to fund our future operations and growth.  In addition, the terms of our credit facility limit the amount of cash dividends that we may pay.

Other Matters

Recent Accounting Pronouncements

None.

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

PART II—OTHER INFORMATION

ITEM 2.                        CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)          On June 11, 2004, the Company and Mellon Investor Services LLC as the Rights Agent amended the Company’s Rights Agreement dated November 12, 1999 to add a “chewable pill” feature providing for stockholder action to redeem all rights to purchase preferred stock under the Rights Agreement and terminate the Rights Agreement upon consummation of a tender offer for the Company’s outstanding shares of stock that meets certain predetermined criteria.  This Amendment will become effective immediately following the Company’s 2005 Annual Meeting of Stockholders.

(b)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 29 to May 2, 2004	182,410	$15.509	—	—
May 3 to May 30, 2004	0	—	—	—
May 31 to June 27, 2004	0	—	—	—
Total	182,410	$15.509	—	—

(1)  The above schedule sets forth the monthly repurchases of equity securities related to the Stock Acquisition and Retention Program (“SARP”) under the Company’s Employee Stock Purchase Plan for the quarter ended June 2004.  During the quarter ended June 2004, pursuant to the SARP, certain officers of the Company tendered back to the Company a total of 182,410 shares of the Company’s Common Stock, which they had originally purchased pursuant to the SARP, as repayment of principal and accrued interest on notes owed by the officers to the Company totaling $2,829,000.  Pursuant to the terms of the SARP, the tendered shares were valued at the average of the high and low market price on the day preceding the date the shares were tendered to the Company.  The terms of the SARP permit repayment of loans and interest using shares of Common Stock originally purchased under the SARP.  Such repayments of loans under the SARP are a form of stock repurchase by the Company, and are not part of a publicly announced stock repurchase plan.  As a result of the transactions in March and April 2004, the number of outstanding shares of the Company’s Common Stock was reduced by 362,861.  As of June 30, 2004, there were no outstanding loans by the Company to any officers or directors of the Company.

(2)  The Company has not had any publicly announced stock purchase plans or programs.

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Water Pik Technologies, Inc. was held on May 13, 2004.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for the purpose of:

(i)	Electing a class of two directors for a three-year term expiring in 2007;

(ii)	Amending the Company’s 1999 Incentive Plan;

(iii)	Ratifying the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending September 30, 2004; and
(iv)	Considering and voting upon a stockholder proposal concerning Board declassification.

A stockholder commenced a proxy contest involving the election of directors.  The Company entered into a settlement agreement with the stockholder to resolve this matter prior to the Annual Meeting of Stockholders.  The terms of the settlement, including the costs to the Company, are contained in the Settlement Agreement dated April 30, 2004, which was filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 3, 2004.

At the meeting, Michael P. Hoopis and William G. Ouchi, the Company’s proposed directors, were elected as directors for three-year terms expiring in 2007, the Company’s Amendment to the 1999 Incentive Plan was approved, the appointment of Ernst & Young LLP as independent auditors was ratified, and the stockholder proposal regarding Board declassification was approved.  In addition, the following persons’ terms of office as a director continued after the Annual Meeting of Stockholders: Robert P. Bozzone, W. Craig McClelland, F. Peter Cuneo, Charles J. Queenan, Jr. and Babette E. Heimbuch.

The tables below summarize the results of the stockholders' vote:

	Number	Percentage

Shares outstanding and entitled to vote	12,283,322	100.0%
Shares represented in person or by proxy at meeting	9,526,899	77.6%
Shares not voted at meeting	2,756,423	22.4%

Proposal one (Election of Directors)

Breakdown of votes cast for each nominee

	Votes For	Votes Withheld
Michael P. Hoopis	9,509,744	17,155
William G. Ouchi	9,510,221	16,678

Proposal two (Amendment of 1999 Incentive Plan)

Breakdown of votes cast

Votes For	Votes Against	Abstain	Broker Non-Votes
9,002,861	229,120	37,877	257,041

Proposal three (Ratification of Auditor Appointment)

Breakdown of votes cast

Votes For	Votes Against	Abstain
9,461,998	50,591	14,310

Proposal four (Board Declassification)

Breakdown of votes cast

Votes For	Votes Against	Abstain
8,811,309	670,808	44,782

ITEM 6.                        EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits -

10.1                           Water Pik Technologies, Inc. 1999 Incentive Plan (As Amended and Restated as of May 13, 2004).

31.1                           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                                    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

The Company filed a current report on Form 8-K on April 6, 2004, (a) under Item 7, providing the Company’s news release related to its anticipated operating results for the quarter ended March 2004; and (b) under Item 12, furnishing information regarding its news release for its anticipated quarter ended March 2004 operating results.

The Company filed a current report on Form 8-K on April 16, 2004, (a) under Item 7, providing the Company’s news release related to its quarter ended March 2004 operating results; and (b) under Item 12, furnishing information regarding its news release for its quarter ended March 2004 operating results.

The Company filed a current report on Form 8-K on April 23, 2004, (a) under Item 5, announcing, among other items, that it would be amending its stockholder rights plan 30 days after certification of the results of its 2004 Annual Meeting and would be submitting and recommending for stockholder approval at the 2005 Annual Meeting a charter amendment to eliminate supermajority voting for removal of directors and approval of a merger or sale of the Company; and (b) under Item 7, providing the Company’s news release related to the foregoing.

The Company filed a current report on Form 8-K on May 3, 2004, (a) under Item 5, announcing that it had entered into a Settlement Agreement with Tennenbaum Capital Partners, LLC (“TCP”) and related parties regarding the end of the proxy contest between the Company and TCP; and (b) under Item 7, providing the Settlement Agreement, and the Company’s and TCP’s jointly issued news release announcing among other things, that (i) the proxy contest with TCP has ended, (ii) TCP will not vote any of TCP’s blue proxy cards it has received or may receive from Company stockholders, and (iii) Company stockholders are encouraged to vote only on the Company’s white proxy cards for the upcoming Annual Meeting of Stockholders on May 13, 2004.

The Company filed a current report on Form 8-K on May 14, 2004, (a) under Item 5, announcing that its stockholders elected two directors to three-year terms expiring in 2007, approved an amendment to the Company’s 1999 Incentive Plan, ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending September 30, 2004, and approved a stockholder proposal regarding Board declassification; and (b) under Item 7, providing the Company’s news release regarding the voting results.

The Company filed a current report on Form 8-K on June 14, 2004, (a) under Item 5, announcing that the Company and Mellon Investor Services LLC, as the Rights Agent, entered into an Amendment No. 2 (the “Amendment”) to the Rights Agreement dated as of November 12, 1999, as amended by Amendment No. 1 dated as of December 28, 2000, which adds a “chewable pill” feature to the Rights Agreement providing for stockholder action to redeem all rights to purchase preferred stock under the Rights Agreement and terminate the Rights Agreement upon consummation of a tender offer for the Company’s outstanding shares of stock that meets certain predetermined criteria; and (b) under Item 7, providing the Amendment.

The Company filed a current report on Form 8-K on June 15, 2004, (a) under Item 5, announcing that two executive officers of the Company entered into stock trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Rule 10b5-1 Plans”); and (b) under Item 7 providing the form of Rule 10b5-1 Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER PIK TECHNOLOGIES, INC.

Date: August 10, 2004	By:	/s/ MICHAEL P. HOOPIS
Michael P. Hoopis President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2004	By:	/s/ VICTOR C. STREUFERT
Victor C. Streufert Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)