Form 10-KT
period 2004-09-30
WATER PIK TECHNOLOGIES INC
filed 2004-12-14
CIK 1094286

QuickLinks -- Click here to rapidly navigate through this document

United States Securities and Exchange Commission Washington, D.C. 20549

Form 10-K

☐ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☒ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from January 1, 2004 to September 30, 2004
Commission file number 1-15297

Water Pik Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	25-1843384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Corporate Plaza, Suite 246
Newport Beach, CA 92660 (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (949) 719-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 25, 2004 was approximately $190,990,879, based on the closing sale price on that date of the Common Stock of $16.83 as reported by the New York Stock Exchange. Shares of voting stock known by the registrant to be beneficially owned by executive officers or directors of the registrant are not included in the computation; however, shares of voting stock reported to be beneficially owned by holders of 5 percent or more of the voting stock are included in the computation. The registrant has made no determination whether any such persons are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

The number of shares of Common Stock outstanding as of December 3, 2004 was 12,124,949 shares.

Documents incorporated by reference: None

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

An extensive distribution network allows us to distribute our products across various distribution channels to reach a greater number of consumers and distributors. We manufacture and distribute products principally through ten facilities located in the United States and Canada. Sales for the nine months ended September 30, 2004 ("Fiscal Year 2004") and in the twelve months ended December 31, 2003 and 2002 were $251.2 million, $305.1 million and $281.8 million, respectively.

In July 2004, we began to pursue an orderly exit of personal stress relief products within our Personal Health Care segment. The Personal Stress Relief product line, introduced in 2001, includes foot spas and personal massagers. The orderly exit, which may extend over a period greater than 12 months, is intended to focus our product development, marketing and selling resources on our core personal health care product lines toward the goal of improving our operating margin and return on capital.

In December 2002, we formalized a plan to dispose of our Ozone product line, a category of the Personal Health Care segment. The Ozone product line included the Aquia® home sanitizing product introduced in September 2001. The disposition was completed during Fiscal Year 2004. Discussions and amounts herein for all years presented relate to continuing operations only unless otherwise noted. See Note 14 to the consolidated financial statements for further discussion on discontinued operations. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We operate on a 52- or 53-week fiscal year. In January 2004, our board of directors approved a change in our fiscal year-end from the last Sunday closest to December 31 to the last Sunday nearest to September 30, effective in 2004. In view of this change, this Form 10-K is a transitional report, and includes information for the nine-month transitional period ended September 30, 2004, and for the twelve-month periods ended December 31, 2003 and 2002. Our public filings are available free of charge on our web site at http://www.waterpik.com and may also be obtained through the Securities and Exchange Commission ("SEC") at its web site at http://www.sec.gov.

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

The U.S. population consists of approximately 77 million "baby boomers" ranging from 40 to 58 years of age. These consumers generally wish to remain active and seek personal

2    Water Pik Technologies, Inc.

health care products to maintain a high quality of life. Moreover, "baby boomers" typically have more discretionary income, which they are more likely to spend on home remodeling projects, including projects to improve their backyards, pools and spas. In addition, many consumers now view the backyard as an extension of their indoor living environment and are improving backyards as they would the interiors of their homes.

Our products complement these existing trends and provide us with the opportunity to expand our product offerings to satisfy consumers' current and emerging preferences. We believe that these trends will continue, and that Water Pik Technologies, with our strong brand name recognition and extensive product offerings, is well positioned to be a market leader in this evolving marketplace.

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

• Proven Manufacturing Capabilities. We have proven skills in transitioning the product development process into high quality, lower cost manufacturing, utilizing our own facilities as well as global sourcing. We are skilled in production manufacturing processes, including plastic injection molding, metal processing, final assembly and testing, logistics and customer fulfillment. We utilize lean manufacturing techniques in our manufacturing facilities to improve product quality, reduce product cost, and plant square footage and capital expenditures while achieving high customer product fulfillment satisfaction.

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

Water Pik Technologies, Inc.    3

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

• Capitalize Upon Existing Distribution Channels. As we continue the introduction of innovative new products and broaden our product offerings, we anticipate being able to rapidly offer these products to existing retail and wholesale distribution channels through our well-established distribution network. We believe that we can utilize all of our distribution channels to effectively distribute more of our product lines to allow us to reach a greater number of consumers and distributors. We believe that we also will have an opportunity to capitalize on our distribution strengths in specific product segments by pursuing new channels of distribution.

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

PERSONAL HEALTH CARE

The Personal Health Care segment designs, manufactures and markets showerheads, consumer and professional oral health care products, water filtration products and personal stress relief products which are sold primarily under the Water Pik® brand name.

Showerheads.    Through the development and production of pulsating showerheads, we became recognized as an industry leader for personal health care products. We developed The Original Shower Massage® product line, the first massaging showerhead. The Original Shower Massage® showerhead has been redesigned and refined as consumer preferences have changed. The Flexible Shower Massage®, an award winning showerhead that adjusts to a wide variety of positions and height settings, was based on The Original Shower Massage®. We continue to refine and develop innovations to The Original Shower Massage® product line. In May 2001, we incorporated patented technology into new drenching showerheads with luxurious styling: the Cascadia®and AquaFall® lines of showerhead products. Cascadia® has become the best selling drenching showerhead. In August 2001, we launched New Visions®, a complete line upgrade of our core pulsating showerheads. The new line provides the features, styles and price points demanded by the marketplace as well as the opportunity to expand the showerhead product offering with retailers across the country. In September 2002, we launched the Full-Body Shower Panel™, an affordable and easy-to-install product offering a spa-like shower experience. In June and September 2004, we

4    Water Pik Technologies, Inc.

launched Elements™ and Dual Massage™, respectively, which are performance showerheads.

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
Medallion® showerhead
Elements™ showerhead
Dual Massage™ showerhead

Oral Health Products.    We manufacture a broad line of consumer and professional oral health care products. In 1962, we developed and introduced the original Water Pik® oral irrigator. Our consumer oral health products are designed to reduce plaque, stains and gingivitis with many of the products accepted by the American Dental Association. Products include personal and family Water Pik® dental systems ("oral irrigators") and the SenSonic® plaque removal instrument, an electronic toothbrush that generates 30,000 sonic brush strokes per minute. In September 2002, we introduced the SynchroSonic® toothbrush, an advanced action sonic toothbrush with dual motors. In January 2003, we relaunched the Waterpik® Vibe™ toothbrush, a low cost disposable toothbrush that provides a step-up performance alternative to manual toothbrushes. In August 2003, we introduced the Waterpik® dental water jet, a cordless, rechargeable version of the proven oral irrigator.

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
Waterpik® SynchroSonic® toothbrush
Waterpik® dental water jet

We also manufacture and market a broad range of professional oral health products. We currently market over 600 products that are distributed in over 60 countries for use by dental professionals. Our professional oral health products include articulators, which are instruments used to replicate jaw movements for fabrication of dental prosthetics, prophy cups and angles, which are used in conjunction with a polishing compound to polish teeth, radiographic positioning devices, which are used to position x-ray equipment, and various laboratory products used by dental labs to fabricate dental prosthetics.

Water Filtration Products.    We manufacture and market a line of end-of-faucet water filtration products for consumers. We developed the first end-of-faucet water filter in the mid-1970's. The high performance water filtration products are designed to reduce lead, chlorine, pesticides, cryptosporidium and giardia cysts, asbestos, sediment, bad taste and odors to provide consumers with healthier, better tasting water. In May 2004, we launched the Instapure® water filter, an innovative end-of-faucet filter that reduces 53 contaminants, as well as chlorine taste and odor.

The water filtration products are marketed under the following product names:

Water Pik® electronic faucet filter
Water Pik® faucet filter
Water Pik® undersink water filter
Water Pik® wholehouse water filter
Water Pik® compact water filter
Water Pik® dual process undersink water filter
Water Pik® water filter canister kit
Water Pik® Instapure® filtration systems

Personal Stress Relief Products.    In 2001, we introduced a new line of Personal Stress Relief products. The Foot Retreat Spa®, launched in July 2001, provided the foundation for the launch of additional new products in this category. In July 2002, we extended our foot spa product offering with the launch of the Pedicure foot spa and Sport foot spa. Also in July 2002, we launched the AccuReach® precision massager with a unique design that allows for an effortless, pinpoint massage experience.

The Personal Stress Relief products are marketed under the following product names:

Waterpik® Foot Retreat Spa®
Waterpik® AccuReach® precision massager

In July 2004, we began to pursue an orderly exit of personal stress relief products within our Personal Health Care segment. The Personal Stress Relief product line, introduced in 2001, includes foot spas and personal massagers. The orderly exit, which may extend over a period greater than 12 months is intended to focus our product development, marketing and selling resources on our core personal health care product

Water Pik Technologies, Inc.    5

lines toward the goal of improving our operating margin and return on capital.

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

These products are marketed under the following brand names:

PRODUCT CATEGORY	BRAND NAME

Pool Heaters	Jandy™ Laars Lite®, Jandy™ Laars LX®, Jandy™ Laars® LT, Jandy™
High-efficiency Pool Heater	Jandy™ Laars® Hi-E2®
Oil Pool Heater	Jandy™ Laars® XL-3®
Commercial Pool Heater	Jandy™ Laars® AP™, Pennant® pool heater
Heat Pumps	Air Energy™ heat pumps
Electronic Controls	Jandy® AquaLink® RS control system
Valves	Jandy® valve, Jandy® NeverLube® valve, Jandy® 3-way valve
Valve Actuator	Jandy® valve actuators
Automatic Pool Cleaner	Jandy® RayVac®
Automatic Salt Chlorine Generators	ClorMatic® salt chlorine generator
Water Features	Jandy™ Sheer Descent®, Aqua Accents™, Laminar Flow Jets and Deck Jets
Pumps and Filters	Jandy® pump, Jandy® filter
Maintenance Equipment and Accessories	Olympic™ (in Canada), Water Pik®, Jandy®

We are a leading manufacturer and marketer of swimming pool and spa heaters, including natural gas-, propane- and oil-fired residential and commercial pool heaters. We manufacture both standard-efficiency and high-efficiency heaters.

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

Jandy developed one of the first automatic pool cleaners. In addition, we manufacture valves and valve actuators, which automate pool and spa plumbing to switch water circulation between pool and spa, control spa overflow, drain water and control fountains, waterfalls, pumps, filters and other water features. Jandy® valves and valve actuators also are used by original equipment manufacturers for many automation applications.

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

6    Water Pik Technologies, Inc.

pumps to our product line gives us a significant market position in regions of the country where heat pumps are the preferred technology to heat pools and spas.

In January 2004, we acquired substantially all of the assets of Huron Tech Systems, a division of Finnchem USA, Inc., located in Jacksonville, Florida. Huron Tech Systems manufactures automatic salt chlorine generators used for swimming pool and spa water sanitation and titanium heat exchangers, a component used in premium heat pumps. The addition of the ClorMatic® salt chlorine generator product line allows us to integrate a high-growth pool equipment category into our Jandy® system, a comprehensive line of pool and spa products designed to meet all the equipment needs of our customers. Additionally, the vertical integration into the manufacture of titanium heat exchangers used in our heat pumps has provided margin improvement for the heat pump product line.

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

These products are marketed under the following brand names:

PRODUCT CATEGORY	BRAND NAME

Commercial Boilers and Water Heaters	Laars® Mighty Therm®, Laars® Mighty Max®, Laars® Mighty Stack®, Laars® Rheos®, Laars®Pennant®
Residential Boiler	Laars® Mini-Therm®
Residential Combination Boiler	Laars® Mini-Combo®
High-efficiency Boilers	Laars® CB™, Laars®Summit®, Laars® Endurance™, Laars® Rheos® Plus
Residential Oil Boilers	Laars® Max™, Laars® Newport™, Laars® Horizon™

We have manufactured gas water-heating products for over 50 years, and have expanded our product line to include residential oil boilers and high efficiency boilers and water heaters for residential and commercial heating applications. These products include:

•
Mighty Therm® series of commercial boilers and water heaters which are natural draft appliances for propane or natural gas fuels;
•
Mighty Max® series of commercial boilers and water heaters which are high-efficiency fan assisted sealed combustion appliances for propane or natural gas fuels;
•
Mini-Therm® induced draft series of residential boilers;
•
Mini-Combo® atmospheric and induced draft combination hydronic boiler and domestic water heater;
•
Mighty Stack® atmospheric and automatic circulating water heater;
•
Newport™ high-efficiency residential oil boiler;
•
MAX™ high-efficiency residential oil boiler;
•
Laars® Rheos® high-efficiency modulating commercial boiler; and
•
Laars® Pennant® high-efficiency stage-fired commercial boiler.

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

Sales, Marketing and Distribution

We sell our products using a combination of inside sales representatives, manufacturer's representatives and distributors. This provides a broad distribution network that allows us to efficiently distribute our products across a number of distribution channels to reach a greater number of consumers and distributors than many of our competitors. International sales are primarily to Canada, Japan and Europe and accounted for 15 percent of our total sales for the nine months ended September 30, 2004. Approximately 49 percent of our international sales were in Canada.

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

Water Pik Technologies, Inc.    7

Professional oral health products are marketed under the Denar®, Getz® and Hanau® brands through professional dental supply dealers such as Sullivan-Schein, a Henry Schein® Company and Patterson Dental Supply Inc.

Water Pik® and Instapure® water filtration products are sold to consumers through mass merchandisers, home centers, drug stores and cooperative hardware chains such as Home Depot and Wal-Mart.

Water Pik® Personal Stress Relief products are currently being sold through traditional retail and liquidation distribution channels consistent with our pursuit of an orderly exit of Personal Stress Relief products.

Professional dental products and select showerheads, consumer oral health products, as well as replacement parts, also may be purchased on-line from our web site at http://www.waterpik.com. The web site also offers product information literature, including instructions for product use and service advice and the locations of retail outlets carrying Water Pik® products.

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

Competitors in pool products include companies such as Pentair, Inc., which includes PacFab, Inc. and includes Pentair Pool Products® and Sta-Rite® products, Rheem Manufacturing Company, which manufactures Raypak® products and Hayward Industries, Inc., which manufactures Hayward® products. Competitors in water-heating products include companies such as SPX Corporation, whose subsidiary Weil-McLain manufactures boilers, Burnham Corporation, which manufactures boilers and water heaters, and A.O. Smith Corporation, which manufactures boilers and water heaters.

Research and Product Development

We support research and product development through cross-functional teams led by our marketing and engineering departments. The marketing team, together with outside consultants, researches both demographics and lifestyle trends to identify product concepts related to unmet consumer and commercial customer needs. Product concepts are then expressed in engineering prototypes in the early stage of new product development. Research and development continues as product concepts evolve through interaction with consumer focus groups until the final product is launched in the marketplace. In some cases, products may require sustaining engineering resources to fully meet the consumer and commercial customer needs. At any point in time, we generally have products in various stages of development. Our research and product development expenditures were approximately $4,955,000, $7,152,000 and $8,341,000 for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003 and 2002, respectively.

We develop and introduce new personal healthcare products targeted toward capitalizing on emerging consumer trends, such as the AquaFall® and Cascadia® drenching showerheads, the Water Pik® SynchroSonic® toothbrush, the New Visions® showerheads. We also regularly conduct clinical research to validate the safety and effectiveness of our consumer and professional oral health products. We develop and introduce new pool products targeted toward capitalizing on the growing pool owner desire for low maintenance pool care, such as the Jandy® AquaLink® RS control system, the Jandy® pumps, the Jandy® filters and the ClorMatic® salt chlorine generator. Research and product development efforts also focus on continuing to develop improved and innovative products that meet increasing energy efficiency performance requirements and stricter environmental regulations, such as the Laars® Summit®, a high-efficiency, modulating commercial boiler and water heater, the Laars® Pennant® commercial boiler and the Laars® Rheos® commercial boiler. Our research and development efforts have resulted in numerous awards for design and innovation.

Manufacturing and Materials

Our manufacturing operations consist of manufacturing finished products from components and subassemblies that we either produce or acquire from a wide range of vendors.

8    Water Pik Technologies, Inc.

An increasing percentage of our products and components are manufactured by third-party original equipment manufacturers. While global sourcing has reduced overall product costs, it has also resulted in increased complexity in supply chain management, requiring a greater working capital investment.

We utilize two primary methods of fulfilling demand for products: building products to a demand forecast and building products to a customer order. In building products to a demand forecast, capabilities are employed to maximize manufacturing productivity and cost efficiencies by producing high volumes of basic product configurations. Building products to a customer order permits configuration of units to the particular specific customization requirements of the customer. Both methods are designed to generate high customer fill rates and on-time delivery relating to just-in-time manufacturing, inventory management and distribution practices.

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

Backlog

Backlog consists of firm orders for our products that are generally shipped within the next year. Backlog was $12,452,000 as of September 30, 2004 and $10,277,000 as of December 31, 2003. The increase in the backlog was due to the higher sales volume in 2004 combined with the seasonal nature of our business.

Employees

Our work force consists of approximately 1,500 employees as of September 30, 2004. We are not a party to a collective bargaining agreement with respect to any of our employees. We consider our relations with our employees to be good.

Available Information

Financial and other information about the Company is available on our website (http://www.waterpik.com). We make available, free of charge, on our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

Water Pik Technologies, Inc.    9

Executive Officers

The information regarding our executive officers is contained in Item 10 of Part III of this Form 10-K.

Forward-Looking Statements

This report contains disclosures that are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management's assumptions. All statements regarding our expected future financial condition, results of operations, cash flows, dividends, financing plans, business strategy, budgets, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, benefits from new technology, plans and objectives of management for future operations and markets for stock are forward-looking statements that involve certain risks and uncertainties. In addition, forward-looking statements include statements in which we use words such as "expect," "believe," "anticipate," "intend," or similar expressions. We have based our forward-looking statements on our management's beliefs and assumptions based on information available to our management at the time the statements are made. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that such expectations will prove to have been correct and actual results may differ materially from those reflected in the forward-looking statements. We do not have any intention or obligation to update forward-looking statements, even if new information, future events or other circumstances make them incorrect or misleading.

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

10    Water Pik Technologies, Inc.

Well-financed competitors could attempt to capture our market share.

The markets in which we operate are highly competitive. We compete with domestic and international companies. Among our most significant competitors are larger companies that have greater financial and technical resources than we do. In our Personal Health Care segment, our competitors include companies such as The Gillette Company, which manufactures Braun® products, The Clorox Company, which manufactures Brita® products, and Procter & Gamble Co., which manufactures PUR® and Crest® products; Colgate-Palmolive Company, which manufactures Actibrush®; Salton, Inc., which manufactures Ultrasonex® products; Masco Corporation, which manufactures Delta® products; Fortune Brands, Inc., which manufactures Moen® products, as well as a number of private companies including Homedics and Conair Corporation, which manufactures Pollenex® products. In our Pool Products and Heating Systems segment, our competitors include companies such as Pentair Pool Products®, which includes PacFab, Inc.; and Sta-Rite® products, Rheem Manufacturing Company, which manufactures Raypak® products; Hayward Industries, Inc., which manufactures Hayward® products; SPX Corporation, whose subsidiary Weil-McLain manufactures boilers, Burnham Corporation, which manufactures boilers and water heaters, and A.O. Smith Corporation, which manufactures boilers and water heaters. Because these companies have greater financial and technical resources than we do, they may be willing to commit significant resources to protect their own market shares or to capture market share from us. As a result, we may need to incur greater costs than previously incurred for trade and consumer promotions and advertising to preserve or improve market share, to introduce and establish new products and line extensions and to enhance existing products. At the same time, we may need to undertake additional production-related cost-cutting measures to enable us to respond to competitors' price reductions and marketing efforts without reducing our margins. We cannot assure that we will be able to make such additional expenditures or implement such cost-cutting measures or that, if made or implemented, they will be effective.

We are dependent on certain key customers and the general retail environment and are subject to significant pricing pressures.

Our top ten customers, including the effects of acquisitions, accounted for 47 and 43 percent of our net sales for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003, respectively. SCP Pool Corporation ("SCP"), The Home Depot, Inc., and Wal-Mart Stores, Inc. were our largest customers, accounting for 18 percent, 5 percent and 5 percent, respectively, of our net sales for the nine months ended September 30, 2004 and 15 percent, 6 percent and 5 percent, respectively, of our net sales for the twelve months ended December 31, 2003. SCP accounted for approximately 7 percent of our accounts receivable as of September 30, 2004.

The loss of, or a substantial decrease in, the volume of purchases by top customers such as SCP, The Home Depot or Wal-Mart Stores Inc. or any of our other top customers could have a material adverse effect on our business, results of operations and financial condition. A change in seasonal buying patterns by our top customers or a greater emphasis on inventory management by SCP or other top pool customers could impact their purchases of Jandy® and Laars® products and have an adverse impact on the business.

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

Water Pik Technologies, Inc.    11

•
our ability to integrate acquired businesses and to achieve identified financial and operating synergies anticipated to be achieved from an acquisition; and
•
unanticipated changes in business and economic conditions affecting an acquired business.

Our business is highly seasonal which may adversely affect our operating results and financial condition.

Our business is highly seasonal, with operating results varying from quarter to quarter. Our Personal Health Care segment has historically experienced higher sales in the quarter ending in December of each fiscal year due to stronger retail demand during the holiday season. Our Pool Products and Heating Systems segment has historically experienced higher sales in the quarters ending in June and December of each fiscal year as customers purchase such products in preparation for the cooler weather and in anticipation of the warm spring and summer months. In addition, as a result of the seasonality of sales, our Pool Products and Heating Systems segment offers incentive programs and extended payments terms to encourage pool product customers to purchase products from September through December, as is consistent with industry practice. This increases the risk that our customers will build-up excess inventory in response to purchase incentives and increase our accounts receivables as we have high outstanding balances for a number of months following these incentive programs. In addition, seasonality increases the risk of having insufficient cash to invest in product development at critical times. Poor weather can also have a material adverse impact on sales of pool products.

We are subject to the risks associated with international sales.

During the nine months ended September 30, 2004, international sales accounted for approximately 15 percent of our total sales, of which approximately 49 percent were sales made in Canada. We anticipate that future international sales will increase and may account for a more significant percentage of our sales. Risks associated with such increased international sales include:

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

We purchase a significant and growing portion of our Personal Health Care products from foreign suppliers and use foreign suppliers for some Pool Products and Heating Systems products, components and subassemblies as well. These products are primarily produced by contract manufacturers in China and Malaysia and are shipped on ocean vessels to global distribution locations. Among other risks associated with doing business abroad (see international sales risks above), our use of international suppliers causes increased risk to our business due to:

•
increases in transportation costs;
•
import duties;
•
transportation delays;
•
foreign work stoppages;
•
potential war, terrorism and political unrest;
•
the need to maintain higher inventory levels at distribution centers in the U.S. to partially offset fluctuations in foreign production and shipping; and
•
exchange rate fluctuations which could increase the cost of foreign manufactured goods.

Product liability claims, product recalls, rising insurance costs and rising warranty costs could have a material adverse effect on our results of operations and financial condition.

As a manufacturer and distributor of consumer products, product liability claims challenging the safety of our products are periodically asserted against us. While we vigorously defend such claims and the integrity of our products, the cost of defending and resolving claims and the adverse publicity, which could result from such claims, may have a material adverse effect on our results of operations and financial condition. In addition, the costs associated with defending and resolving our product liability claims, and the overall insurance market in general, has led to an increase in our insurance costs, including our payments of higher premiums and deductibles, which may ultimately affect our ability to obtain insurance coverage and may have a material adverse effect on our results of operations.

In addition, if the federal Consumer Products Safety Commission or state or local authority requires us to recall or repurchase our products, or if we institute a voluntary recall of our products, the repurchase or recall could be costly to us financially and could damage our reputation. If we were required to remove, or we voluntarily removed our products from the market, our reputation could be tarnished and we might have large quantities of finished products that could not be sold. This could have a material adverse effect on our business, results of operations and financial condition. In addition, development of new products creates increased risk of higher warranty claims. We experienced an increase in warranty cost during 2004.

There has been an increase in asbestos-related lawsuits against multiple defendant companies, some of which historically may have manufactured or sold products that had asbestos-containing components. Many of these companies have not been historically associated with having asbestos

12    Water Pik Technologies, Inc.

risks. We have been named in a number of such suits. In many of these suits the alleged ties to our products are either unclear or we have been able to demonstrate that the identified product did not contain asbestos. We do not expect to incur any material liabilities in connection with these lawsuits. However, there is no assurance that we will continue to be successful in defending asbestos claims. In addition, our historic insurance coverage, including that of our predecessors, may not cover asbestos claims or the defense of such matters, as coverage depends on the year of purported exposure and other factors.

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

Other risk factors.

There are numerous other factors, many of which are outside of our control, which could adversely impact our results of operations and financial condition. Such factors include: adverse weather conditions, natural disasters, large scale medical outbreaks, such as SARS, acts of international or domestic terrorism and international, political and military developments which may, among other things, impair distribution of our products and reduce consumer spending on our products; labor disputes, which could increase costs and disrupt production of our products; price increases in commodities such as steel, copper, aluminum, titanium, oil and resin, which would increase our product costs; changing public and consumer tastes, which could result in lower spending on our products; and legal and regulatory developments that could impact how we operate with respect to environmental activities, safety, protection of intellectual property, importing or exporting of products, delays at West Coast ports and other areas.

Any of these factors could have a material adverse effect on our business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Water Pik Technologies, Inc.    13

Item 2 Properties

Our principal facilities as of December 3, 2004 are listed below. Five of the ten facilities are owned and, of those owned, the facilities located in the U.S. are pledged as collateral on mortgage notes under our real estate financing agreement. Although the facilities vary in terms of age and condition, we believe that the facilities have been well maintained. Each of the manufacturing facilities conducts manufacturing operations in a relatively autonomous manner, supported by its own manufacturing, assembly and fulfillment areas, quality assurance department, and other support functions. We have instituted quality assurance programs to provide that our products comply with the Consumer Products Safety Act and other similar laws. Our Fort Collins and Loveland, Colorado facilities are ISO 9001:2000, EN ISO 13485:2000 and Canadian Medical Device Conformity Assessment System certified. We are currently evaluating the benefits and costs of continuing to maintain ISO certifications at some or all of our facilities.

FACILITY LOCATION	PRINCIPAL USE	SQUARE FOOTAGE (OWNED/LEASED)

Fort Collins, Colorado	Manufacturing of professional oral health products and distribution of Water Pik® consumer products.	250,000	(owned)
Loveland, Colorado	Manufacturing of showerheads and water filtration products.	136,000	(owned)
Montreal, Canada (2 buildings)	Manufacturing and distribution of pool and spa accessories, including cleaning and maintenance supplies, white goods, ladders, solar reels, floating lounges, pool toys and games.	55,000 47,000	(leased) (leased)
Moorpark, California	Manufacturing and distribution of pool and spa heaters, pool pumps and filters, valves, actuators, electronic controls, automated cleaners, water features, boilers and water heaters.	200,000	(owned)
Oakville, Canada	Distribution of Laars® and Jandy® products.	40,000	(owned)
Petaluma, California	Sales, marketing and customer service for pool products.	21,000	(leased)
Rochester, New Hampshire	Manufacturing of commercial boilers, water heaters and Trianco products.	80,000	(owned)
Markham, Canada	Sales and marketing.	4,900	(leased)
Ft. Lauderdale, Florida	Manufacturing of pool and spa heat pumps.	52,000	(leased)
Jacksonville, Florida (2 buildings)	Manufacturing of automatic salt chlorine generators for pool and spa use and titanium heat exchangers used in heat pumps.	15,000 2,200	(leased) (leased)

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

As a consumer goods manufacturer and distributor, we are subject to continuing risk of product liability and related lawsuits involving claims for substantial monetary damages. We are party to various personal injury and property damage lawsuits and claims relating to our products and other litigation incidental to our business. We have general liability, product liability and workers' compensation insurance coverage. Our insurance coverage provides that we are responsible for policy deductibles and legal costs and expenses. Loss accruals have been recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies" to cover the portion of general liability, product liability and workers' compensation claims, both asserted claims and incurred but not reported claims, that are not covered by insurance policies. Such accruals are based on estimates which include information provided by our insurance company, claims adjusters and insurance broker, taking into account prior experience, numbers of claims, discussions with legal counsel and other relevant factors. The methods of making such estimates and establishing the resulting accrual are reviewed on a regular

14    Water Pik Technologies, Inc.

basis and any resulting adjustments are reflected in current operating results.

There has been an increase in asbestos-related lawsuits against multiple defendant companies, some of which historically may have manufactured or sold products that had asbestos-containing components. Many of these companies have not been historically associated with having asbestos risks. We have been named in a number of such suits. In many of these suits the alleged ties to our products are either unclear or we have been able to demonstrate that the identified product did not contain asbestos. We do not expect to incur any material liabilities in connection with these lawsuits. However, there is no assurance that we will continue to be successful in defending asbestos claims. In addition, our historic insurance coverage, including that of our predecessors, may not cover asbestos claims or the defense of such matters, as coverage depends on the year of purported exposure and other factors.

Effective January 1, 2004, we changed our employee medical coverage from a fully-insured plan to a self-insured plan. The plan is partially funded by payroll deductions from participating employees. We have a maximum liability per participant per year in addition to an aggregate maximum liability for all claims. Amounts in excess of the stated maximums are covered under a separate policy provided by an insurance company. We provide for both reported and incurred but not reported medical costs and pay claims and administrative expenses as they become due.

We have recorded loss accruals covering the portion of lawsuits and claims, including our employee medical and dental plan, not covered by insurance policies of $3,542,000 and $3,702,000 as of September 30, 2004 and December 31, 2003, respectively. The amount related to product and general liability lawsuits, asserted claims and incurred but not reported claims was $2,037,000 and $2,382,000 as of September 30, 2004 and December 31, 2003, respectively. The amount related to workers' compensation asserted claims and incurred but not reported claims was $1,505,000 and $1,320,000 as of September 30, 2004 and December 31, 2003, respectively. The amount related to medical and dental self-insured reserves including incurred but not reported claims was $1,230,000 as of September 30, 2004.

Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2004.

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our Common Stock is listed on the New York Stock Exchange and trades under the symbol "PIK." The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported by the New York Stock Exchange.

	High	Low

2004
First Quarter (ended March 31)	$14.19	$11.79
Second Quarter (ended June 30)	17.44	13.40
Third Quarter (ended September 30)	16.85	11.60
2003
First Quarter (ended March 31)	8.49	6.43
Second Quarter (ended June 30)	8.50	6.22
Third Quarter (ended September 30)	10.65	7.70
Fourth Quarter (ended December 31)	13.42	9.83

On December 3, 2004, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $16.86 per share. As of December 3, 2004, there were 4,150 holders of record of our Common Stock.

Dividend Policy

To date, we have paid no cash dividends to our stockholders. We have no plans to pay dividends on our Common Stock in order to conserve cash for use in our business including funding future operations and growth. In addition, the terms of our credit facility limit the amount of cash dividends that we may pay.

Water Pik Technologies, Inc.    15

Item 6 Selected Financial Data

Selected Consolidated Financial Data

The following table summarizes selected consolidated financial data for Water Pik Technologies, Inc. We derived the following historical data from our audited consolidated financial statements. We have reclassified some amounts reported in previous years to conform to our 2004 presentation. These reclassifications had no effect on our reported results of operations or stockholders' equity. Effective January 2004, we began operating on a 52- or 53-week fiscal year ending on the Sunday closest to September 30. For years prior to 2004, we operated on a 52- or 53-week fiscal year ending on the Sunday closest to December 31.

		For the Twelve Months Ended December 31,
	Nine Months Ended September 30, 2004
(in thousands, except for share and per share amounts)
		2003	2002	2001	2000

Consolidated Statement of Income Data
Sales	$251,240	$305,125	$281,802	$281,691	$288,233
Gross profit	$69,230	$91,555	$90,565	$93,036	$94,465
Income from continuing operations	$7,442	$11,045	$10,491	$12,515	$10,734
Income (loss) on discontinued operations, net of tax	52	(80)	(4,992)	(2,398)	(531)

Net income	$7,494	$10,965	$5,499	$10,117	$10,203

Diluted net income (loss) per common share
Continuing operations	$0.59	$0.89	$0.85	$1.05	$1.10
Discontinued operations	–	(0.01)	(0.41)	(0.20)	(0.05)

Net income	$0.60	$0.88	$0.44	$0.85	$1.05

Average weighted common shares outstanding – diluted	12,571,231	12,394,056	12,413,390	11,948,266	9,722,996

EBITDA[1]
Income from continuing operations before income taxes	$11,926	$17,123	$16,319	$20,641	$17,202
Adjusted for:
Interest expense, net	1,026	1,646	1,929	2,576	3,714
Depreciation and amortization	7,677	10,090	9,658	9,555	9,381

EBITDA from continuing operations	$20,629	$28,859	$27,906	$32,772	$30,297

Consolidated Balance Sheet Data
Working capital	$63,917	$80,506	$70,359	$58,926	$46,488
Total assets	$211,200	$218,576	$199,085	$194,591	$173,196
Long-term debt, less current portion	$20,839	$42,589	$40,876	$41,923	$36,995
Stockholders' equity	$122,540	$111,341	$95,604	$90,110	$66,747

1"EBITDA" is defined as income from continuing operations before provisions for interest expense and interest income, income taxes, depreciation and amortization. We evaluate our operating results based on several factors, including EBITDA. We consider EBITDA an important indicator of the operational strength and performance of our ongoing businesses. Additionally, EBITDA is a measure commonly used by investors and financial analysts in evaluating operating performance. However, EBITDA is not a measurement of operating performance computed in accordance with accounting principles generally accepted in the United States ("GAAP"). Accordingly, EBITDA should be considered in addition to, and not as a substitute for, any measures of financial performance prepared in accordance with GAAP. Similarly, EBITDA should not be inferred as more meaningful than any of those measures. EBITDA, as used by us is not necessarily comparable with similarly titled measures of other companies because all companies do not calculate EBITDA in the same fashion.

16    Water Pik Technologies, Inc.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based upon and should be read in conjunction with our audited consolidated financial statements, including related notes, included herein. Some of the statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Actual results could differ materially from the expectations reflected in these forward-looking statements as a result of various factors including, among others, our ability to develop new products and execute our growth strategy, the uncertainty of new product testing and regulatory approvals, the uncertainty that our marketing efforts will achieve the desired results with respect to existing or new products, our dependence on key customers, the seasonal nature of our businesses, the impact of consumer confidence and consumer spending, the effect of product liability claims, the impact of rising commodity costs such as steel, copper, titanium, resin and oil, risks associated with using foreign suppliers including increased transportation costs and potential supply chain disruption due to delays at West Coast ports, failure to protect our intellectual properties and our ability to integrate acquisitions and realize expected synergies. See also "Business – Forward-Looking Statements."

Overview of Business

Water Pik Technologies is a leader in designing, manufacturing and marketing a broad range of well-recognized personal healthcare products, swimming pool products and water-heating systems. We operate in two business segments: the Personal Health Care segment and the Pool Products and Heating Systems segment. Within the Personal Health Care segment, we design, manufacture and market personal healthcare products including showerheads, consumer and professional oral health products, water filtration products and personal stress relief products. Our personal healthcare products are sold through a variety of channels, including home centers, mass-merchandisers, drug chains and specialty retailers. Within the Pool Products and Heating Systems segment, we design, manufacture and market swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, automatic salt chlorine generators, titanium heat exchangers, water features, accessories and residential and commercial water-heating systems. Our pool products and water-heating systems are sold primarily through contractors and wholesale distributors.

Our strategy is to achieve sales and leveraged earnings growth through new product introductions and acquisitions that complement our existing businesses. We are focusing our investments and resources for the Personal Health Care segment on distribution gains and retail sell-through programs for products launched over the past several years and on a broadened offering of professional oral health products. We continue to pursue product innovations and acquisitions to support future growth. We are continuing to focus our Pool Products business on a targeted pool builder conversion program marketing the Jandy® system, our comprehensive line of swimming pool and spa products, designed to meet all the equipment needs of our customers. We have enhanced our Jandy® product offering through internal development, as well as strategic acquisitions. Our Heating Systems business is pursuing growth in residential and commercial water-heating systems through innovative products introduced over the past two years.

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

In January 2004, we acquired substantially all of the assets of Huron Tech Systems, a manufacturer of automatic salt chlorine generators used for swimming pool and spa water sanitation. The addition of the ClorMatic™ salt chlorine generator product has integrated a high-growth pool equipment category into the Jandy® system. In addition, Huron Tech Systems manufactures titanium heat exchangers, which are used in our heat pump product line. The vertical integration of titanium heat exchangers contributed to margin improvement in the product line.

Over the past several years, we have made the necessary investments in products, infrastructure and human resources, and implemented cost reduction programs to position us well for continued sales and earnings growth. We have developed high-quality, lower-cost manufacturing capabilities and streamlined our operations by eliminating redundant manufacturing facilities and moving production to lower-cost offshore manufacturers. We have improved our retail customer relationships with higher service levels and our pool contractors and wholesale distributor relationships with enhanced product offerings. Management uses certain key financial and non-financial indicators in managing the business including customer order backlog, sales and sell-through, new products as a percent of sales, gross margin, cost of quality including warranty, rework, and scrap, on-time delivery, cost reductions and production cost increases.

In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment. The Ozone product line included the Aquia® home sanitizing product introduced in September 2001. We decided the promotional investment necessary to create the market for consumer products based on this technology was

Water Pik Technologies, Inc.    17

significantly greater than our available resources. Disposition of the Ozone product line was completed in Fiscal Year 2004. The operating results of the discontinued product line have been reported separately as discontinued operations in the consolidated statements of income and the assets and liabilities have been reclassified to other assets and other liabilities in the consolidated balance sheets for all periods presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." All discussions and amounts herein for all years presented relate to continuing operations only unless otherwise noted. The discussions related to prior years have been modified to reflect information on continuing operations only.

In July 2004, we began to pursue an orderly exit of personal stress relief products within our Personal Health Care segment. The Personal Stress Relief product line, introduced in 2001, includes foot spas and personal massagers. The orderly exit, which may extend over a period greater than 12 months, is intended to focus our product development, marketing and selling resources on our core personal health care product lines toward the goal of improving our operating margin and return on capital.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In order to prepare these financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the periods reported. On an on-going basis, we evaluate our estimates and judgments based on our historical experience and on various other factors, that are believed to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

ACCOUNTS RECEIVABLE

We market our products to a diverse customer base, mostly throughout the United States and Canada. We grant credit terms in the normal course of business to our customers. Additionally, we offer incentive programs and extended payment terms to pool products customers to encourage them to purchase products from September through December to better enable utilization of manufacturing capacity. We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined through review of their current credit information. We continuously monitor collections and payments from customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimated losses are based on historical experience and any specific customer collection issues identified. If the financial condition of our customers, including SCP Pool Corporation, which accounted for approximately 7 percent and 20 percent of accounts receivable at September 30, 2004 and December 31, 2003, respectively, were to deteriorate resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required.

INVENTORIES

We value our inventory at the lower of its cost to purchase or manufacture (last-in, first-out ("LIFO") and first-in first-out ("FIFO") cost methods) or its current estimated market value. We write down our obsolete or unmarketable inventory to its net realizable value based upon assumptions about future demand and market conditions. We reserve for obsolete and excess inventory, unless we have a firm purchase commitment from an outside party. We categorize inventory with no usage during the preceding 12 months as obsolete and inventory with on-hand quantities in excess of 24 months of usage as excess. For new products, we regularly review market acceptance after each product launch. Generally, following introduction of a new product, we allow 18 months, depending on the category, before writing down the inventory as obsolete or excess. If actual future demand or market conditions are less favorable than those projected, additional inventory write-downs may be required to ensure net inventory values are realizable.

18    Water Pik Technologies, Inc.

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

DEFERRED INCOME TAXES

We have not recorded a valuation allowance on our deferred tax assets, as we believe that it is more likely than not that all deferred tax assets will be realized. We have considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for valuation allowances. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would record an adjustment to the deferred tax assets and a charge to income at that time.

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

LONG-LIVED ASSETS IMPAIRMENT

We currently evaluate long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We also evaluate goodwill for impairment on an annual basis during the September quarter of each year. Prior to the change in our fiscal year-end, we evaluated impairment during the December quarter of each year. In assessing the recoverability of long-lived assets, including goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors, including the discount rate used, to calculate the fair value of the respective assets. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets.

INSURANCE RESERVES AND LEGAL CONTINGENCIES

A number of lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, personal injury, patent infringement, commercial, employment and employee compensation and benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us, we do not believe the disposition of any pending matters is likely to have a material adverse effect on our financial condition or liquidity. However, the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period and ultimately could affect the cost of our insurance premiums or ability to obtain insurance coverage.

As a consumer goods manufacturer and distributor, we are subject to continuing risk of product liability and related lawsuits involving claims for substantial monetary damages. We are party to various personal injury and property damage lawsuits and claims relating to our products and other litigation incidental to our business. We have general liability, product liability and workers' compensation insurance coverage. Our insurance coverage provides that we are responsible for policy deductibles and most legal costs and expenses. Loss accruals have been recorded in accordance with SFAS No. 5, "Accounting for Contingencies" to cover the portion of general liability, product liability and workers' compensation claims, both asserted claims and incurred but not reported claims, that are not covered by insurance policies. The accruals are based on estimates which include information provided by our insurance carriers, claims adjusters and insurance brokers, taking into account our prior experience, numbers of claims, discussions with legal counsel and other relevant factors. Our methods for estimating losses and establishing the resulting accruals are reviewed on a regular basis and any adjustments are reflected in current operating results.

Effective January 1, 2004, we changed our employee medical coverage from a fully-insured plan to a self-insured plan. The plan is partially funded by payroll deductions from participating employees. We have a maximum liability per participant per year in addition to an aggregate maximum liability for all claims. Amounts in excess of the stated maximums are covered under a separate policy provided by an insurance company. We provide for both reported and incurred but not reported medical costs and pay claims and administrative expenses as they become due.

Water Pik Technologies, Inc.    19

Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS

	Nine Months Ended September 30,			Twelve Months Ended December 31,
Year Ended December 31, (Dollars in thousands)
	2004	2003	% CHANGE	2003	2002	% CHANGE

	(Unaudited)
Personal Health Care	$87,251	$88,403	(1.3)%	$124,922	$123,836	0.9%
Pool Products and Heating Systems	163,989	119,611	37.1%	180,203	157,966	14.1%

Total sales	$251,240	$208,014	20.8%	$305,125	$281,802	8.3%
Gross profit	$69,230	$61,655	12.3%	$91,555	$90,565	1.1%
Operating profit	$12,953	$9,120	42.0%	$18,792	$18,413	2.1%
Income from continuing operations	$7,442	$5,076		$11,045	$10,491
Loss on discontinued operations	52	(50)		(80)	(4,992)

Net income	$7,494	$5,026		$10,965	$5,499

Gross profit as a percent of sales	27.6%	29.6%		30.0%	32.1%
Operating profit as a percent of sales	5.2%	4.4%		6.2%	6.5%
International sales as a percent of sales	14.7%	15.8%		16.1%	16.3%

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003 (Unaudited)

We operate on a 52- or 53-week period ending on the last Sunday nearest September 30. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. There were 40 weeks in the nine months ended September 30, 2004 compared to 39 weeks in the nine months ended September 30, 2003. Sales and profit were favorably impacted by the extra week in the nine month period of 2004.

In January 2004, we changed our fiscal year end from December to September. We are presenting the unaudited nine months ended September 2003 for comparison purposes.

Sales for the nine months ended September 30, 2004 were $251,240,000 compared to $208,014,000 for the same period in 2003. The increase in sales is due to an increase of $44,378,000 in Pool Products and Heating Systems sales partially offset by a decrease of $1,152,000 in Personal Health Care sales. The increase in Pool Products and Heating Systems segment sales was due to growth across most product lines and includes $15,130,000 in heat pump, chlorinator and heat exchanger sales related to the acquisitions of Air Energy and Huron Tech Systems. Organic sales growth for 2004, excluding the acquisitions of Air Energy and Huron Tech Systems, increased $30,832,000 or 15 percent from 2003 due primarily to the success of our pool builder conversion program and expansion of our product offerings in the Pool Products and Heating Systems segment. For 2005, we expect continued sales growth but at a reduced rate of growth as compared to 2004 due to a slower rate of converting pool builders to our programs, acquisitions in 2003 and 2004 and the inclusion of an additional week in 2004.

Gross profit (sales less cost of sales) increased $7,575,000 to $69,230,000 for 2004 from $61,655,000 for 2003 due to higher sales volume. Gross profit as a percent of sales for 2004 decreased to 27.6 percent compared with 29.6 percent for 2003 due primarily to an overall product mix shift to the lower margin Pool Products and Heating Systems segment, to increased sales incentives in both operating segments and to lower margins in the Personal Health Care segment.

Operating profit (gross profit less selling, general and administrative, and research and development expenses) increased $3,833,000 to $12,953,000 or 5.2 percent of sales for 2004 from $9,120,000 or 4.4 percent of sales for 2003. The increase in operating profit is due to the increase in gross profit as discussed above, partially offset by increased selling and general and administrative expenses. Selling expenses increased $1,037,000 to $33,791,000 in 2004 from $32,754,000 in 2003 due primarily to higher commissions and other selling expenses in the Pool Products and Heating Systems segment related to higher sales volume and to the Air Energy and Huron Tech Systems acquisitions partially offset by lower advertising expense in the Personal Health Care segment. Selling expense as a percentage of sales decreased to 13.4 percent for 2004 from 15.7 percent for 2003. General and administrative expenses increased $2,705,000 to $22,486,000 or 8.9 percent of sales for 2004 from $19,781,000 or 9.5 percent of sales in 2003 due primarily to increased legal and consulting costs, including $542,000 in proxy solicitation, settlement and related costs in connection with our annual meeting of stockholders, increased employee incentive compensation costs driven by the achievement of performance targets during 2004 and incremental administrative expenses related to newly acquired businesses.

20    Water Pik Technologies, Inc.

Interest expense, which relates to borrowings under our revolving credit facilities, promissory notes issued under our equipment financing facility and mortgage notes payable, decreased $371,000 to $1,224,000 in 2004 from $1,595,000 in 2003. The decrease relates primarily to a lower weighted average interest rate on borrowings during 2004 as compared to 2003.

The effective income tax rate related to continuing operations was 37.6 percent for 2004 as compared with 35.3 percent for 2003. The 2004 effective income tax rate increased due to a mix shift to higher state taxing jurisdictions and adjustments to estimates based upon the completion of prior year tax returns. We estimate the effective income tax rate for 2005 to be comparable to the 2004 rate.

Twelve Months Ended December 31, 2003 compared to the Twelve Months Ended December 31, 2002

Sales for 2003 were $305,125,000 compared to $281,802,000 in 2002. The increase in sales was due to increases of $22,237,000 in Pool Products and Heating Systems sales and $1,086,000 in Personal Health Care sales. The increase in Pool Products and Heating Systems segment sales includes $7,438,000 in heat pump sales related to the Air Energy acquisition in June 2003. Gross profit as a percent of sales for 2003 decreased to 30.0 percent compared with 32.1 percent for 2002 due to a mix shift to lower margin pool products and to declines in the gross profit percent in both operating segments.

Operating profit as a percent of sales was 6.2 percent in 2003 compared to 6.5 percent in 2002. The decrease in operating profit as a percent of sales was driven by the lower gross profit percent as described above partially offset by decreases in selling and research and development expenses. Selling expenses decreased $302,000 to $45,088,000 in 2003 from $45,390,000 in 2002 and decreased as a percent of sales to 14.8 percentage in 2003 from 16.1 percent in 2002. The decrease in selling expense was due primarily to decreased advertising costs in the Personal Health Care segment. Research and development expenses decreased $1,189,000 to $7,152,000 or 2.3 percent of sales in 2003 from $8,341,000 or 3.0 percent of sales in 2002 due to higher costs in 2002 related to new product activities and to the reallocation of engineering resources in the Pool Products and Heating Systems segment to sustaining activities in 2003. We redirect our research and development activities as needed based on product strategies, market opportunities and demands for sustaining support for existing products. General and administrative expenses increased $2,102,000 to $20,523,000 or 6.7 percent of sales in 2003 from $18,421,000 or 6.5 percent of sales in 2002 due to general increases in costs including higher insurance and employee-related costs.

Interest expense, which relates to borrowings under our revolving credit facilities, to promissory notes issued under our equipment financing agreement and to mortgage notes payable, decreased $266,000 to $2,053,000 in 2003 from $2,319,000 in 2002. The decrease relates to a lower weighted average interest rate on lower average borrowings during 2003 as compared to 2002.

The effective income tax rate related to continuing operations was 35.5 percent for 2003 as compared with 35.7 percent for 2002. The 2003 effective income tax rate decreased due to adjustments to rates utilized for the determination of the effective tax rate based upon completion of prior year tax returns.

POOL PRODUCTS AND HEATING SYSTEMS

	Nine Months Ended September 30,			Twelve Months Ended December 31,
(Dollars in thousands)	2004	2003	% CHANGE	2003	2002	% CHANGE

	(Unaudited)
Pool products	$133,747	$93,941	42.4%	$143,003	$123,596	15.7%
Water-heating systems	30,242	25,670	17.8%	37,200	34,370	8.2%

Total sales	$163,989	$119,611	37.1%	$180,203	$157,966	14.1%
Gross profit	$37,282	$27,308	36.5%	$43,195	$41,781	3.4%
Operating profit	$10,015	$3,990	151.0%	$11,493	$11,205	2.6%
Gross profit as a percent of sales	22.7%	22.8%		24.0%	26.4%
Operating profit as a percent of sales	6.1%	3.3%		6.4%	7.1%
International sales as a percent of sales	13.4%	14.9%		15.2%	15.5%

Water Pik Technologies, Inc.    21

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003 (Unaudited)

Sales in the Pool Products and Heating Systems segment were $163,989,000 in the nine months ended September 30, 2004, an increase of $44,378,000 or 37.1 percent from the same period in 2003. Sales for 2004 included an additional week of sales during the peak sales season. Sales for the Pool products category increased $39,806,000 to $133,747,000 in 2004 due primarily to the success of our pool builder conversion program, increased sales of electronic controls, pumps, filters, and pool heaters, including $15,130,000 in heat pump, chlorinator and titanium heat exchanger sales from the acquisition of Air Energy and Huron Tech Systems in June 2003 and January 2004, respectively. Water-heating systems sales increased $4,572,000 to $30,242,000 in 2004 due to increased sales of commercial heating systems driven by the Laars® Rheos® and Laars® Pennant® boilers. Looking forward, we anticipate continued sales growth but at a reduced rate of growth as compared to 2004 due to the 2004 success of our builder conversion program, acquisitions in 2003 and 2004 and the inclusion of an additional week in 2004.

Gross profit increased $9,974,000 to $37,282,000 in 2004 from $27,308,000 in 2003 due to the increase in sales volume. Gross profit as a percent of sales remained relatively unchanged in 2004 compared to 2003 as a result of higher commodity metal and other raw material costs, product sales mix and higher warranty expense, which offset the benefit of higher sales volume and the related leveraging of fixed costs.

Operating profit increased to $10,015,000 in 2004 compared to $3,990,000 in 2003 due to higher sales volume and gross profit. Operating profit as a percent of sales increased to 6.1 percent in 2004 from 3.3 percent in 2003 due to the leveraging of operating expenses and lower research and development costs. Research and development expenses decreased due to the completion of some new product development activity in 2003. On a dollar basis, selling expenses increased due primarily to increased commissions, advertising and other selling expenses related to higher sales volume and to the Air Energy and Huron Tech Systems acquisitions. Also on a dollar basis, general and administrative expenses increased due primarily to proxy solicitation, settlement and related costs in connection with our annual meeting of stockholders, increased employee incentive compensation costs driven by the achievement of performance targets during 2004 and incremental administrative expenses related to newly acquired businesses.

Twelve Months Ended December 31, 2003 compared to Twelve Months Ended December 31, 2002

Sales in the Pool Products and Heating Systems segment were $180,203,000 in 2003, an increase of $22,237,000 or 14.1 percent from 2002. Sales for the Pool products category increased $19,407,000 to $143,003,000 in 2003 due primarily to increased sales of new pumps and filters, increased pool heater sales due to gains in market share and to $7,438,000 in heat pump sales from the June 2, 2003 acquisition of Air Energy. Water-heating systems sales increased $2,830,000 to $37,200,000 in 2003 due to increased sales of commercial boiler systems including the new Laars® Rheos® and Laars® Pennant® boilers.

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

Operating profit increased to $11,493,000 in 2003 compared to $11,205,000 in 2002 but decreased as a percent of sales to 6.4 percent in 2003 compared to 7.1 percent in 2002. The decrease in operating profit as a percent of sales was driven by the lower gross profit percent as described above partially offset by decreases in selling, general and administrative and research and development expenses as a percent of sales. General and administrative expenses decreased to 5.5 percent of sales in 2003 from 5.9 percent of sales in 2002 due to leveraging fixed costs over higher sales. Selling expenses decreased to 10.7 percent of sales in 2003 compared to 11.6 percent of sales in 2002. Research and development expenses decreased to 1.5 percent of sales in 2003 from 1.9 percent of sales in 2002 due to higher costs in 2002 related to new product activities and to the reallocation of engineering resources to sustaining activities in 2003.

22    Water Pik Technologies, Inc.

PERSONAL HEALTH CARE

	Nine Months Ended September 30,			Twelve Months Ended December 31,
(Dollars in thousands)
	2004	2003	% CHANGE	2003	2002	% CHANGE

	(Unaudited)
Oral health products	$38,328	$36,655	4.6%	$50,977	$51,433	(0.9)%
Shower products	44,203	45,287	(2.4)%	63,919	58,875	8.6%
Other products	4,720	6,461	(26.9)%	10,026	13,528	(25.9)%

Total sales	$87,251	$88,403	(1.3)%	$124,922	$123,836	0.9%
Gross profit	$31,948	$34,347	(7.0)%	$48,360	$48,784	(0.9)%
Operating profit	$2,938	$5,130	(42.7)%	$7,299	$7,208	1.3%
Gross profit as a percent of sales	36.6%	38.9%		38.7%	39.4%
Operating profit as a percent of sales	3.4%	5.8%		5.8%	5.8%
International sales as a percent of sales	17.3%	17.0%		17.3%	17.7%

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003 (Unaudited)

Sales in the Personal Health Care segment were $87,251,000 in the nine months ended September 30, 2004, slightly lower than sales of $88,403,000 in the same period in 2003. Sales for 2004 included an additional week of sales during the peak sales season. Sales of Oral health products increased $1,673,000 to $38,328,000 in 2004 due to sales of new consumer products, including our cordless oral irrigator introduced in 2003, combined with increased sales of professional oral health products. Shower product sales decreased $1,084,000 to $44,203,000 in 2004 compared to $45,287,000 in 2003 due primarily to decreased sales of some of our more mature product lines partially offset by the success of our New Visions® and Elements™ lines of shower products. Sales for the Other products category, which includes water filtration and personal stress relief products, decreased $1,741,000 to $4,720,000 in 2003 due to decreased sales of both water filtration and personal stress relief products.

Gross profit decreased to $31,948,000 or 36.6 percent of sales in 2004 from $34,347,000 or 38.9 percent of sales in 2003. The decrease in gross profit as a percent of sales is due primarily to increased sales allowances due to customer mix and increased redemption rates on certain rebate programs, higher warranty and freight costs and a write down of slow-moving personal stress relief products of $1,472,000.

Operating profit decreased to $2,938,000 or 3.4 percent of sales in 2004 compared to $5,130,000 or 5.8 percent of sales in 2003. The decrease in operating profit is due to lower gross profit as described above combined with increased general and administrative expenses of $1,275,000, partially offset by decreased selling expenses of $1,482,000. General and administrative expenses increased to 13.4 percent of sales in 2004 from 11.7 percent of sales in 2003 due to decreased sales combined with proxy solicitation, settlement and related costs in connection with our annual meeting of stockholders, increased employee-related costs and higher amortization expense related to a computer system upgrade completed in June 2003. Selling expenses decreased to 19.9 percent of sales in 2004 compared to 21.3 percent of sales in 2003 due primarily to lower advertising costs and reflects the overall decrease in advertising spending planned for 2004.

Twelve Months Ended December 31, 2003 compared to Twelve Months Ended December 31, 2002

Sales in the Personal Health Care segment were $124,922,000 in 2003, an increase of $1,086,000 or 0.9 percent over 2002. Shower product sales increased $5,044,000 to $63,919,000 in 2003 compared to $58,875,000 in 2002 due to increased sales of New Visions® and AquaFall® showerheads. Sales of Oral health products decreased $456,000 to $50,977,000 in 2003 due to increased sales incentives and lower sales of professional oral health products partially offset by increased consumer oral health product sales including higher sales of oral irrigators, Waterpik® flossers and the SynchroSonic™ toothbrush introduced in September 2002. Sales for the Other products category, decreased $3,502,000 to $10,026,000 in 2003 due to lower sales of both water filtration and Personal Stress Relief products. Personal Stress Relief sales were higher in 2002 due to higher initial shipments of newly introduced products.

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

Water Pik Technologies, Inc.    23

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

Cash provided by operating activities for the nine months ended September 30, 2004 of $44,138,000 related to continuing operations and $2,189,000 in proceeds from stock options exercises were used to fund our $10,128,000 acquisition of Huron Tech Systems, fund capital expenditures of $4,457,000, repay borrowings of $17,237,000 under our revolving credit facilities and make scheduled payments of $4,532,000 on promissory notes. Cash, including cash equivalents, increased $10,066,000 to $11,036,000 at September 30, 2004 from $970,000 at December 31, 2003.

Net cash provided by operations for the nine months ended September 30, 2004 resulted primarily from income from continuing operations adjusted for non-cash items including depreciation and amortization expense, a decrease in accounts receivable and increased accrued liabilities, partially offset by increases in inventories. The decrease in accounts receivable was due to the collection of receivables in the spring months following strong sales in the December 2003 quarter under seasonal selling programs with extended payments terms in the Pool Products and Heating Systems segment. The increase in inventory was due primarily to the production of additional inventory to support higher sales volume and new product introductions in the Pool Products and Heating Systems segment. The increase in accrued liabilities was due to higher levels of accrued rebates and warranty costs driven by increased sales in the Pool Products and Heating Systems segment.

In the twelve months ended December 31, 2003, cash provided by operating activities of $13,176,000 and proceeds of $4,349,000 from borrowings under our revolving credit facility were used to fund our $7,703,000 acquisition of Air Energy, fund capital expenditures of $6,328,000, and make scheduled payments of $3,781,000 on promissory notes.

Working capital decreased to $63,917,000 at September 30, 2004 from $80,506,000 at December 31, 2003. The current ratio decreased to 2.0 at September 30, 2004 from 2.4 at December 31, 2003. Due to the seasonality of our Pool products business, we offer extended payment term receivables from September through December. These receivables are collected during the spring and summer months which creates a seasonal peak in working capital and borrowing levels during the winter months. The decrease in working capital and the current ratio was due primarily to the seasonal decrease in accounts receivable partially offset by increases in cash and inventories as discussed above.

We have general liability, product liability and workers' compensation insurance programs with policy deductibles for which we are at risk for losses. We also have a self-insured program for employee medical costs for which we are at risk for losses up to a maximum liability per participant per calendar year and an aggregate maximum liability for all claims per calendar year. We have provided reserves for probable losses that can be reasonably estimated under these programs. The actual settlements or other resolution of claims may differ from estimated reserves, but the possible range of loss in excess of those accrued cannot be reasonably estimated. Based upon currently available information, we do not believe that resolution of any pending insurance claim will have a material adverse effect on our financial condition, results of operations or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period and ultimately could affect the cost of our insurance premiums or ability to obtain insurance coverage.

On August 27, 2003, we entered into an amended and restated credit agreement with a group of banks for a revolving bank credit facility of up to $80,000,000, including $10,000,000 revolving credit availability for our Canadian subsidiary. Borrowings under the facility are limited to borrowing base calculations based on eligible accounts receivable and inventory balances. The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $10,000,000. The credit facility expires on December 1, 2007 and replaced our previous $60,000,000 revolving credit facility, which was due to expire in November 2004, and our CAD (Canadian) $11,000,000 Canadian revolving credit facility. At September 30, 2004, there were $60,000 in borrowings and $5,904,000 in letters of credit outstanding under the credit facility with $34,378,000 in borrowing availability remaining under borrowing base limitations of the credit facility.

On December 21, 2001, we entered into a $15,000,000 equipment financing agreement with a bank. Initial borrowings under the agreement of $10,290,000 were funded on December 28, 2001 evidenced by two term notes

24    Water Pik Technologies, Inc.

secured by specific machinery and equipment located at our manufacturing facilities. The notes require quarterly payments of $514,500 plus accrued interest beginning on April 1, 2002 with all unpaid principal balances and accrued interest due on January 1, 2007. In January 2002, we entered into interest rate swap agreements that effectively convert the variable rate interest on the $10,290,000 promissory notes payable to a fixed rate of 6.73 percent. The interest rate swap expires on January 1, 2007. Interest differentials to be paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related period that the debt is outstanding. On September 30, 2002, we borrowed an additional $4,500,000 under the equipment financing agreement evidenced by two variable rate term notes secured by specific machinery and equipment located at our manufacturing facilities and at certain vendors' facilities. The notes require quarterly payments of $225,000 beginning on December 29, 2002 with all unpaid principal balances and accrued interest due on September 30, 2007. In September 2004, we paid $887,000 of outstanding principal on the notes in connection with the final disposition of our discontinued Ozone product line. The balance outstanding under this agreement at September 30, 2004 was $6,443,000. No additional amounts can be borrowed under this agreement.

Our revolving credit facility and mortgage notes require us to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, dividends, fixed charge coverage, capital expenditures and the relationship of our total consolidated indebtedness to our earnings before interest, taxes, depreciation and amortization. A security interest in substantially all of our assets was granted as collateral to the lenders under the credit agreements. To the extent we are not able to comply with the financial covenants, we may be unable to borrow additional amounts and outstanding amounts may become due on an accelerated basis, which would adversely affect our liquidity.

On October 22, 2001, we entered into a real estate financing agreement with a bank and mortgaged four of our U.S. manufacturing facilities to secure four promissory notes totaling $20,590,000. The notes require monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008. In August 2003, we voluntarily amended the real estate financing agreement to conform some financial covenants to those in the amended and restated revolving credit facility. The balance outstanding at September 30, 2004 was $18,119,000.

We currently anticipate that no cash dividends will be paid on our common stock in order to conserve cash for use in our business including funding our future operations and growth. In addition, the terms of our credit facility limit the amount of cash dividends that we may pay.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities.

Contractual Obligations

The following represents contractual obligations and other commercial commitments at September 30, 2004:

Payments Due or Commitment Expiration by Period (Dollars in thousands)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years

Contractual obligations:
Long-term debt	$24,622	$3,818	$5,193	$15,611	–
Operating leases	3,618	1,403	1,679	536	–
Purchase obligations[1]	4,128	2,727	846	555	–
Other liabilities[2]	7,947	2,554	2,073	200	3,120

Total contractual obligations	$40,315	$10,502	$9,791	$16,902	$3,120

1Purchase obligations include contracts made in the ordinary course of business related to raw material purchases and legally binding commitments for capital projects. Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our consolidated balance sheet as accounts payable and accrued liabilities. Purchase obligations include $1,422,000 related to a five-year supply agreement with a vendor in our Pool products business.

2Other liabilities represent other amounts reflected in our consolidated balance sheets with known payment streams and include: worker's compensation, employee medical and product and general liability loss accruals and balances under the Water Pik Technologies, Inc. Deferred Compensation Plan. Amounts do not include the fair market value of derivative financial instruments. The timing of cash flows associated with these obligations are based upon management's estimates. We have $5,904,000 in standby letters of credit as a collateral requirement of our insurance carrier for our projected exposure for workers' compensation and general liability claims. We have an accrued liability of $3,542,000 for the estimated claims, both reported and incurred but not reported, which is included in Other liabilities.

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

Item 7A Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from transactions in the normal course of business; mainly associated with foreign currency and interest rate fluctuations. We have not entered into any market risk sensitive financial instruments for trading purposes.

Foreign Currency Risk

Operating in international markets sometimes involves exposure to volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Changes in exchange rates, including those resulting from foreign government actions related to local currencies, may affect the cost of products we purchase from international locations such as China. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

As currency exchange rates change, translation of the income statements of international operations, primarily in Canadian dollars and Japanese yen, into U.S. dollars affects year-over-year comparability of operating results. Such translation resulted in unrealized gains of $24,000, $3,319,000 and $177,000 for the nine months ended September 30, 2004, and the twelve months ended December 31, 2003 and 2002, respectively. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe they are justified by the exposure or the cost.

The change in currency exchange rates for the Canadian dollar would have the largest impact on translating future international operating profit. We estimate that a 10 percent change in foreign exchange rates would not have a material impact on reported operating profit. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, we do not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Interest Rate Risk

We have borrowings outstanding of $24,622,000 at September 30, 2004, which bear interest at variable rates. Unless we hedge the rates on our variable rate debt, interest expense will increase or decrease as interest rates change. Our variable rate borrowings include our revolving credit facility, the mortgages on our domestic facilities and the promissory notes issued under our equipment financing agreement. Domestic borrowings under our revolving credit facility bear interest at varying rates at either the greater of the bank's prime rate, 1.0 percent above the base CD (Certificates of Deposit) rate, or 0.5 percent above the federal funds effective rate, plus a margin of 25 to 100 basis points. Alternatively, we can exercise a LIBOR (London Interbank Offered Rate) option at the LIBOR rate, plus a margin of 125 to 250 basis points per annum. For borrowings by our Canadian subsidiary, U.S. dollar denominated borrowings bear interest at either the greater of the Canadian bank's US base prime rate or 1.0 percent above the federal funds effective rate, plus a margin of 25 to 100 basis points. Canadian dollar borrowings bear interest at the greater of the bank's Canadian prime rate of 1.0 percent above the Canadian Dollar Offered Rate, plus a margin of 125 to 250 basis points per annum. A letter of credit fee is charged to us equal to 1.25 percent to 2.50 percent of the nominal value of the letter of credit less 25 basis points on the aggregate undrawn amount of all outstanding letters of credit. We are also subject to a fronting fee equal to 0.25 percent per annum of outstanding letters of credit. The mortgage notes bear interest at LIBOR plus 150 to 275 basis points. The promissory notes under the equipment financing agreement bear interest at LIBOR plus 225 basis points. In order to reduce some of the interest rate risk on our variable rate debt, we entered into interest rate swap contracts with a financial institution on January 1, 2002. Under the terms of these separate contracts, we receive a LIBOR based variable interest rate and pay a fixed interest rate of 4.48 percent on the contracts on notional amounts totaling $4,630,000 at September 30, 2004 that mature in January 2007.

We estimate that a 10 percent change in interest rates would not have a material impact on reported operating profit.

26    Water Pik Technologies, Inc.

Commodity Risk

We purchase some commodities in bulk, including steel, copper, aluminum and resin and purchase components and finished parts containing various commodities, including steel, aluminum, titanium, and resin. We manage our exposure to cost increases in these commodities through our operations, including the acquisition of some materials and components under fixed-price purchase orders for periods ranging from 90 to 180 days in advance of delivery. We are able to pass commodity cost increases to our customers through higher product pricing on some but not all of our products. To the extent we incur higher commodity costs and are not able to pass the cost increases to our customers, we may experience declines to our gross margins, which could materially impact operating results.

Water Pik Technologies, Inc.    27

Item 8 Financial Statements and Supplementary Data

Water Pik Technologies, Inc.

Index to Consolidated Financial Statements

Contents

Report of Independent Registered Public Accounting Firm	29
Consolidated Statements of Income for the nine months ended September 30, 2004, and for the twelve months ended December 31, 2003 and 2002	30
Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	31
Consolidated Statements of Cash Flows for the nine months ended September 30, 2004, and for the twelve months ended December 31, 2003 and 2002	32
Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2004, and for the twelve months ended December 31, 2003 and 2002	33
Notes to Consolidated Financial Statements	34

28    Water Pik Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Water Pik Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Water Pik Technologies, Inc. as of September 30, 2004 and December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the nine months ended September 30, 2004 and for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Water Pik Technologies, Inc. at September 30, 2004 and December 31, 2003, and the consolidated results of its operations and its cash flows for the nine months ended September 30, 2004 and for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Woodland Hills, California
October 27, 2004

Water Pik Technologies, Inc.    29

Water Pik Technologies, Inc.

Consolidated Statements of Income

		Twelve Months Ended December 31,
	Nine Months Ended September 30, 2004
(In thousands, except for share and per share amounts)		2003	2002

Sales	$251,240	$305,125	$281,802
Cost of sales	182,010	213,570	191,237

Gross profit	69,230	91,555	90,565
Operating expenses
Selling expenses	33,791	45,088	45,390
General and administrative expenses	17,531	20,523	18,421
Research and development expenses	4,955	7,152	8,341

	56,277	72,763	72,152

Income before other income and expenses	12,953	18,792	18,413
Interest expense	1,224	2,053	2,319
Other income	(197)	(384)	(225)

Income from continuing operations before income taxes	11,926	17,123	16,319
Provision for income taxes	4,484	6,078	5,828

Income from continuing operations	7,442	11,045	10,491
Discontinued operations
Income (loss) from operations of discontinued product line	83	(123)	(7,924)
Income tax provision (benefit)	31	(43)	(2,932)

Income (loss) on discontinued operations	52	(80)	(4,992)

Net income	$7,494	$10,965	$5,499

Basic net income (loss) per common share
Continuing operations	$0.63	$0.92	$0.87
Discontinued operations	–	(0.01)	(0.41)

Net income	$0.63	$0.91	$0.46

Diluted net income (loss) per common share
Continuing operations	$0.59	$0.89	$0.85
Discontinued operations	–	(0.01)	(0.41)

Net income	$0.60	$0.88	$0.44

Shares used in computing basic net income per share	11,887,903	12,064,015	12,044,511

Shares used in computing diluted net income per share	12,571,231	12,394,056	12,413,390

See accompanying notes.

30    Water Pik Technologies, Inc.

Water Pik Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share amounts)	September 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$11,036	$970
Accounts receivable, less allowances of $2,371 and $1,952 at September 30, 2004 and December 31, 2003, respectively	58,418	85,527
Inventories	45,387	41,772
Deferred income taxes	8,736	7,321
Prepaid expenses and other current assets	2,803	4,320

Total current assets	126,380	139,910
Property, plant and equipment, net	45,553	48,637
Goodwill, net	35,149	26,020
Deferred income taxes	225	657
Other assets	3,893	3,352

Total assets	$211,200	$218,576

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$26,069	$25,169
Accrued income taxes	27	1,559
Accrued liabilities	32,529	28,797
Current portion of long-term debt	3,838	3,879

Total current liabilities	62,463	59,404
Long-term debt, less current portion	20,839	42,589
Other accrued liabilities	5,358	5,242
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued	–	–
Common stock, $0.01 par value: 50,000,000 shares authorized; 12,282,527 and 12,365,036 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	128	125
Additional paid-in capital	82,625	79,481
Treasury stock, 541,343 and 178,482 shares at September 30, 2004 and December 31, 2003, at cost	(7,130)	(1,999)
Equity adjustments due to stock plans	(996)	(6,369)
Retained earnings	45,474	37,980
Accumulated comprehensive income	2,439	2,123

Total stockholders' equity	122,540	111,341

Total liabilities and stockholders' equity	$211,200	$218,576

See accompanying notes.

Water Pik Technologies, Inc.    31

Water Pik Technologies, Inc.

Consolidated Statements of Cash Flows

		Twelve Months Ended December 31,
	Nine Months Ended September 30, 2004
(In thousands)		2003	2002

Operating activities:
Net income	$7,494	$10,965	$5,499
Loss (income) from discontinued product line	(52)	80	4,992

Income from continuing operations	7,442	11,045	10,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,677	10,090	9,658
Deferred income taxes	(985)	156	518
Tax benefit of pre spin-off foreign tax losses	24	384	–
Tax benefit from exercise of stock options	598	–	–
Compensation expense arising from stock awards	642	810	695
Interest income from stockholder notes	(64)	(401)	(358)
Gain on sale of property, plant and equipment	–	65	438
Change in operating assets and liabilities:
Accounts receivable	27,090	(3,730)	(5,230)
Inventories	(2,196)	(3,001)	(4,695)
Accounts payable	713	634	375
Accrued liabilities	3,473	(767)	2,935
Accrued income taxes	(1,497)	1,360	(2,580)
Other assets and liabilities	1,221	(3,469)	(2,485)

Cash provided by operating activities	44,138	13,176	9,762

Investing activities:
Purchase of business	(10,128)	(7,703)	–
Purchases of property, plant and equipment	(4,457)	(6,328)	(8,778)
Disposals of property, plant and equipment	5	31	212

Cash used in investing activities	(14,580)	(14,000)	(8,566)

Financing activities:
Net borrowings (payments) on revolving credit facilities	(17,237)	4,349	(2,956)
Proceeds from issuance of promissory notes	–	–	4,500
Payments of promissory notes	(4,532)	(3,781)	(2,367)
Principal payments on capital leases	(22)	(21)	(117)
Proceeds from exercise of stock options	2,189	437	79

Cash provided by (used in) financing activities	(19,602)	984	(861)

Effect of exchange rate changes on cash and cash equivalents	58	(148)	3
Cash provided by (used in) discontinued operations	52	(80)	(297)

Increase (decrease) in cash and cash equivalents	10,066	(68)	41
Cash and cash equivalents at beginning of year	970	1,038	997

Cash and cash equivalents at end of year	$11,036	$970	$1,038

Supplemental information
Cash paid during the year:
Interest expense	$959	$2,075	$2,153
Income taxes	$6,400	$4,034	$4,953
Non-cash transaction
Treasury stock acquired as payment of stockholders' notes	$5,131	$1,999	–

See accompanying notes.

32    Water Pik Technologies, Inc.

Water Pik Technologies, Inc.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital		Equity Adjustments Due to Stock Plans		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except for share amounts)				Treasury Stock		Retained Earnings
	Shares	Amount

Balance, December 31, 2001	12,245,677	$122	$76,285	$–	$(6,732)	$21,516	$(1,081)	$90,110
Net income	–	–	–	–	–	5,499	–	5,499
Other comprehensive income:
Foreign currency translation adjustment, net of tax	–	–	–	–	–	–	177	177
Unrealized loss on derivative instruments	–	–	–	–	–	–	(445)	(445)

Comprehensive income (loss)	–	–	–	–	–	–	(1,349)	5,231
Issuance of common stock to employees and directors	22,584	1	183	–	–	–	–	184
Issuance of restricted stock to directors and amortization	3,000	–	28	–	17	–	–	45
Stock Acquisition and Retention Program, amortization and loan	176,604	2	1,648	–	(1,616)	–	–	34

Balance, December 31, 2002	12,447,865	125	78,144	–	(8,331)	27,015	(1,349)	95,604
Net income	–	–	–	–	–	10,965	–	10,965
Other comprehensive income:
Foreign currency translation adjustment, net of tax	–	–	–	–	–	–	3,319	3,319
Unrealized gain on derivative instruments	–	–	–	–	–	–	153	153

Comprehensive income	–	–	–	–	–	–	2,123	14,437
Issuance of common stock to employees and directors	70,153	–	493	–	–	–	–	493
Issuance of restricted stock to directors and amortization	18,000	–	137	–	(76)	–	–	61
Stock Acquisition and Retention Program, amortization and loan	7,500	–	253	–	39	–	–	292
Repayment of notes under Stock Acquisition and Retention Program with common stock	(178,482)	–	–	(1,999)	1,999	–	–	–
Tax benefit related to stock option exercises	–	–	70	–	–	–	–	70
Tax benefit of pre spin-off foreign tax losses	–	–	384	–	–	–	–	384

Balance, December 31, 2003	12,365,036	125	79,481	(1,999)	(6,369)	37,980	2,123	111,341
Net income	–	–	–	–	–	7,494	–	7,494

Other comprehensive income:
Foreign currency translation adjustment, net of tax	–	–	–	–	–	–	24	24
Unrealized gain on derivative instruments	–	–	–	–	–	–	292	292

Comprehensive income	–	–	–	–	–	–	2,439	7,810
Issuance of common stock to employees and directors	262,352	3	2,242	–	–	–	–	2,245
Issuance of restricted stock to directors and amortization	18,000	–	280	–	(205)	–	–	75
Stock Acquisition and Retention Program, amortization and loan	–	–	–	–	447	–	–	447
Repayment of notes under Stock Acquisition and Retention Program with common stock	(362,861)	–	–	(5,131)	5,131	–	–	–
Tax benefit related to stock option exercises	–	–	598	–	–	–	–	598
Tax benefit of pre spin-off foreign tax losses	–	–	24	–	–	–	–	24

Balance, September 30, 2004	12,282,527	$128	$82,625	$(7,130)	$(996)	$45,474	$2,439	$122,540

See accompanying notes.

Water Pik Technologies, Inc.    33

Water Pik Technologies, Inc.

Notes to Consolidated Financial Statements
September 30, 2004

1. Description of Business

In accordance with the Securities and Exchange Commission's "Plain English" guidelines, this Annual Report on Form 10-K has been written in the first person. In this document, the words "we", "our", and "us" refer to Water Pik Technologies, Inc. and not any other person.

We are a leader in designing, manufacturing and marketing a broad range of well-recognized personal healthcare products and pool products and water-heating systems. Our products include: showerheads; consumer and professional oral health products; water filtration products; personal stress relief products; swimming pool and spa heaters, heat pumps, heat exchangers, electronic controls, valves, pumps, filters, automatic salt chlorine generators, water features; and accessories and residential and commercial water-heating systems. We operate in two business segments – the Personal Health Care segment and the Pool Products and Heating Systems segment.

In July 2004, we began to pursue an orderly exit of personal stress relief products within our Personal Health Care segment. The Personal Stress Relief product line, introduced in 2001, includes foot spas and personal massagers. The orderly exit, which may extend over a period greater than 12 months, is intended to focus our product development, marketing and selling resources on our core personal health care product lines toward the goal of improving our operating margin and return on capital.

In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment. Our Ozone product line included the Aquia® home sanitizing product introduced in September 2001. The operating results of the discontinued product line have been reported separately as discontinued operations in our consolidated statements of income and the assets and liabilities have been reclassified to other assets and other liabilities in our consolidated balance sheets for all periods presented. See Note 14 for further discussion on discontinued operations.

We became an independent public company on November 29, 1999 when Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated ("ATI"), distributed all of the common stock of Water Pik Technologies, Inc. to the stockholders of ATI in a tax free transaction ("the spin off"). Stockholders of ATI received one share of our common stock for every 20 shares of ATI stock. Following the spin off, ATI held no equity interest in us.

2. Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include the accounts of Water Pik Technologies, Inc. and its subsidiaries. We have eliminated all significant intercompany accounts and transactions.

FISCAL YEAR

Effective January 2004, we changed our fiscal year end to the Sunday nearest September 30 from the Sunday nearest December 31 as in prior years. As a result of this change, we are reporting a nine-month transition period ended September 30, 2004.

We operate on a 52- or 53-week fiscal year. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The fiscal year periods presented in our consolidated financial statements consist of the 40 weeks ending on October 3, 2004, 52 weeks ending December 28, 2003, and 52 weeks ending December 29, 2002, but are presented as of September 30, 2004 and December 31, 2003 and 2002 in each of those years for convenience.

Condensed consolidated comparative financial data for the nine months ended September 30, 2003 and 2002, are summarized below. Each nine-month period presented below includes 39 weeks as compared to 40 weeks in the nine months ended September 30, 2004:

Nine Months Ended September 30, (In thousands) (Unaudited)	2003	2002

Sales	$208,014	$197,198
Gross profit	61,655	64,036
Selling, general and administrative expenses	47,228	46,053
Research and development expense	5,307	6,083
Interest expense	1,595	1,826
Other income	(326)	(82)
Provision for income taxes	2,775	3,642
Loss on discontinued operations	(50)	(1,250)

Net income	$5,026	$5,264

Net income per common share:
Basic	$0.42	$0.44
Diluted	$0.41	$0.42

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and

34    Water Pik Technologies, Inc.

expenses, and related disclosures of contingent assets and liabilities. Actual results may differ from those estimates. We believe the estimates used in the preparation of our consolidated financial statements are reasonable.

FOREIGN CURRENCY TRANSLATION

The financial statements of our non-U.S. subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at the balance sheet date. Income and expenses are translated at average monthly rates of exchange prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders' equity.

CASH EQUIVALENTS

We consider our short term, highly liquid investments in money market funds totaling $1,505,000 as of September 30, 2004 to be cash equivalents. We had no short term investments presented as cash equivalents as of December 31, 2003.

ACCOUNTS RECEIVABLE AND CONCENTRATION OF RISK

We grant credit terms in the normal course of business to our customers and market products to a diverse customer base, located mostly in the United States and Canada. Trade credit is extended based upon periodic evaluations of each customer's ability to perform their obligations. Due to the seasonality of our Pool products business, we also offer extended term trade credit generally from September through December with payment terms through the March through June months. We do not normally require collateral or other security to support credit sales. We perform on-going credit evaluations of our customers and adjust credit limits based upon the customer's payment history and current credit worthiness, as determined through review of their current credit information. We continuously monitor collections and payments from customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimated losses are based on historical experience and any specific customer collections issues identified.

One Pool Products and Heating Systems customer, SCP Pool Corporation, including amounts related to four other customers acquired by them in prior years, accounted for 18 percent of our net sales for the nine months ended September 30, 2004, and 15 percent of our net sales for each of the twelve months ended December 31, 2003 and 2002. SCP Pool Corporation accounted for approximately 7 percent and 20 percent of accounts receivable at September 30, 2004 and December 31, 2003, respectively.

INVENTORIES

We value our inventory at the lower of its cost to purchase or manufacture (last-in, first-out ("LIFO") and first-in first-out ("FIFO") cost methods) or its current estimated market value. We write down our obsolete or unmarketable inventory to its net realizable value based upon assumptions about future demand and market conditions. We reserve for obsolete and excess inventory, unless we have a firm purchase commitment from an outside party. We categorize inventory with no usage during the preceding 12 months as obsolete and inventory with on-hand quantities in excess of 24 months of usage as excess. For new products, we regularly review market acceptance after each product launch. Generally, following introduction of a new product, we allow 18 months, depending on the category, before writing down the inventory as obsolete or excess. If actual future demand or market conditions are less favorable that those projected, additional inventory write-downs may be required to ensure net inventory values are realizable.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, plastic injection molds over 3 to 10 years, computer hardware and software over 3 to 5 years and leasehold improvements over the shorter of their estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to operations as incurred.

Property, plant and equipment are as follows:

(In thousands)	September 30, 2004	December 31, 2003

Land	$4,694	$4,694
Buildings	24,459	23,948
Equipment	85,662	84,410
Software	6,461	6,097
Leasehold improvements	1,341	1,289

	122,617	120,438
Less: Accumulated depreciation and amortization	(77,064)	(71,801)

Property, plant and equipment, net	$45,553	$48,637

Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in property, plant and equipment in accordance with Statement of

Water Pik Technologies, Inc.    35

Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and related guidance and are amortized on a straight-line basis over the estimated useful life of the software. General and administrative costs related to developing or obtaining such software are expensed as incurred. We had $6,461,0000 and $6,097,000 of capitalized software costs and $4,471,000 and $3,616,000 of accumulated amortization included in property, plant and equipment in September 30, 2004 and December 31, 2003, respectively.

Depreciation and amortization expense related to property, plant and equipment was $7,606,000, $9,699,000 and $9,398,000 for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003 and 2002, respectively.

INTANGIBLE ASSETS AND GOODWILL

Prior to January 1, 2002, goodwill related to businesses purchased was amortized on a straight-line basis over periods not exceeding 15 years. Effective January 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment using the discounted cash flow method. Separable intangible assets that have finite useful lives continue to be amortized over those useful lives. Amortization expense related to intangible assets and goodwill was $71,000, $391,000 and $260,000 for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003 and 2002, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate long-lived assets, including intangible assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case, a write-down is recorded to reduce the related asset to its estimated fair value. In December 2002, we wrote off all assets associated with our discontinued Ozone product line, resulting in an impairment charge for long-lived assets of $2,047,000 (see Note 14 to the consolidated financial statements). Also in 2002, we recorded a loss of $236,000 to write off the net book value of an impaired patent right.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value due to the short-term maturity of these instruments and the relatively stable interest rate environment. The carrying value of the borrowings under our revolving credit facility, mortgage notes payable and promissory notes under our equipment financing agreement are considered to approximate their fair value because the interest rates of these instruments are based on variable reference rates. Our interest rate swap agreements are carried at fair value, which is determined based on dealer quotes.

DERIVATIVE FINANCIAL INSTRUMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" established accounting and reporting standards for derivative instruments including derivative instruments embedded in other contracts and for hedging activities. In summary, these statements require all derivatives to be recognized as assets or liabilities at fair value. Fair value adjustments are recognized either in earnings or equity, depending upon the exposure being hedged and the effectiveness of the hedge. We utilize interest rate swap agreements as cash flow hedges to lock in the interest rate on borrowings and therefore achieve a desired proportion of variable versus fixed rate debt. At September 30, 2004, we had outstanding two interest rate swap agreements with aggregate notional amounts of $4,630,000 expiring on January 1, 2007. The changes in their fair values resulted in a gain of $292,000 for the nine months ended September 30, 2004, and a gain of $153,000 and a loss of $445,000 for the twelve months ended December 31, 2003 and 2002, respectively, have been recognized in accumulated comprehensive income (loss) within stockholders' equity.

REVENUE RECOGNITION

We recognize revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer's price is fixed or determinable and collectibility is reasonably assured. We record estimated reductions to revenue for customer programs and incentive offerings including promotions, cooperative advertising programs and other volume-based incentives. We also allow credit for products returned within our policy terms. Such returns are estimated and an allowance is provided at the time of sale.

SHIPPING AND HANDLING

We classify shipping and handling fees charged to customers as revenue and shipping and handling costs retained by us as cost of sales in the accompanying consolidated statements of income.

36    Water Pik Technologies, Inc.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs consist primarily of salaries and related personnel expenses, legal fees and consultant fees related to the design, development, testing and enhancement of our products and are expensed as incurred. Costs associated with maintenance of our existing product lines are not considered research and development costs and are included in cost of sales as incurred.

ADVERTISING COSTS

Advertising costs are expensed in the year incurred and were $8,537,000 for the nine months ended September 30, 2004 and $13,790,000 and $15,142,000 for the years ended December 31, 2003 and 2002, respectively.

WARRANTY COSTS

We provide for the estimated cost of product warranties at the time revenue is recognized. We generally warrant our products for a period of one to five years. Factors considered in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical warranty claim rates, historical cost-per claim, and knowledge of specific product failures that are outside our typical experience. We assess the adequacy of our preexisting warranty liabilities and adjust the amounts as necessary based on our actual experience and changes in future expectations.

The following table presents changes in our accrued warranties and related costs for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003 and 2002.

		Twelve Months Ended December 31,
	Nine Months Ended September 30, 2004
(In thousands)		2003	2002

Beginning warranty reserves	$5,909	$4,820	$4,052
Cost of warranty claims	(7,294)	(8,128)	(6,821)
Accruals for product warranties	7,881	9,116	7,589
Product warranties acquired	641	101	–

Ending warranty reserves	$7,137	$5,909	$4,820

INCOME TAXES

We account for income taxes under SFAS No. 109, "Accounting for Income Taxes." The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

STOCK-BASED COMPENSATION

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, between the stock's fair value and price to the employee on the date of grant. SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure," an amendment of SFAS Statement No. 123, provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation under SFAS No. 123 and amends the disclosure requirements of SFAS No. 123. We have chosen to continue to account for stock options using the intrinsic value method prescribed in APB No. 25 and related interpretations. If we had elected to recognize compensation cost for stock options based on their fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income and net income per share for the nine months ended September 30,

Water Pik Technologies, Inc.    37

2004 and for the twelve months ended December 31, 2003 and 2002 would have been as follows:

		Twelve Months Ended December 31,
(In thousands, except for per share amounts)	Nine Months Ended September 30, 2004
		2003	2002

Net income: as reported	$7,494	$10,965	$5,499
Stock-based compensation expense included in reported net income, net of tax	401	522	408
Total stock-based compensation expense determined under the fair value based method for all awards, net of tax	(1,096)	(1,337)	(1,749)

Pro forma net income	$6,799	$10,150	$4,158

Basic net income per common share: as reported	$0.63	$0.91	$0.46
Basic net income per common share: pro forma	$0.57	$0.84	$0.35
Diluted net income per common share: as reported	$0.60	$0.88	$0.44
Diluted net income per common share: pro forma	$0.54	$0.82	$0.33

For purposes of pro forma disclosure, the estimated fair value of the options is amortized ratably over the options' vesting period. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-valuation model. We used the following weighted-average assumptions in estimating the fair value of option grants. There were 251,000 options granted in the nine months ended September 30, 2004 and the twelve months ended December 31, 2002. There were no options granted in the twelve months ended December 31, 2003.

		Twelve Months Ended December 31,
	Nine Months Ended September 30, 2004
		2003	2002

Expected dividend yield	0.0%	–	0.0%
Expected volatility	40.2%	–	46.9%
Risk-free interest rate	3.89%	–	3.5%
Expected lives (in years)	6.0	–	6.0
Weighted-average fair value of options granted during year	$6.43	–	$4.69

The Black-Scholes option-valuation model was developed for use in estimating the fair value of traded options, which have different characteristics than employee stock options, such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models are subjective and can materially impact fair market value estimates. Therefore, the actual value of stock options may differ materially to values computed under the Black-Scholes model.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires foreign currency translation adjustments to be included in other comprehensive income. Comprehensive income is presented in the consolidated statements of stockholders' equity. The accumulated balances related to each component of other comprehensive income (loss) were as follows:

(In thousands)	Foreign Currency Translation Gain	Unrealized Gains (Losses) on Derivative Instruments	Accumulated Other Comprehensive Income

Beginning balance at January 1, 2004	$2,415	$(292)	$2,123
Other comprehensive income	24	292	316

Ending balance at September 30, 2004	$2,439	–	$2,439

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2004, the Financial Accounting Standards Board ("FASB") concluded that SFAS No. 123R, "Share-Based

38    Water Pik Technologies, Inc.

Payment," which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005.

SFAS No. 123R provides two tentative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are nonvested as of the effective date of SFAS No. 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123. The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123R in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS No. 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS No.123R, the modified prospective transition method described above would be applied.

We currently expect to adopt SFAS No. 123R in the quarter ended September 30, 2005, using the modified prospective method, although we continue to review our options for adoption under this new pronouncement. We expect the adoption to have an effect on our results of operations similar to the amounts reported historically in our footnotes under the pro forma disclosure provisions of SFAS No. 123.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the measurement and classification of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires these instruments, many of which were previously classified as equity, to be classified as either liabilities or assets. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective as of July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends accounting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment should be considered a derivative and how a derivative containing a financing component should be reported in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities created after January 31, 2003 and to variable interest entities in which a company obtains an interest after that date. It applied in the first fiscal year or interim periods ending after December 15, 2003 to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. As we do not have any significant interests in variable interest entities, the adoption of FIN 46 did not have a material impact on our results of operations or financial position.

RECLASSIFICATIONS

We have made some reclassifications to the prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on reported results of operations or stockholders' equity.

3. Inventories

Inventories consist of the following:

(In thousands)	September 30, 2004	December 31, 2003

Raw materials and supplies	$16,906	$19,860
Work-in-process	3,154	4,418
Finished goods	30,093	21,446

Total inventories at current cost	50,153	45,724
Less: Allowances to reduce current cost values to LIFO basis	(4,766)	(3,952)

Total inventories	$45,387	$41,772

The portion of our inventories determined using the LIFO cost method totaled $37,091,000 at September 30, 2004 and $34,922,000 at December 31, 2003, net of LIFO reserves. The remainder of our inventories were determined using the FIFO cost method.

Water Pik Technologies, Inc.    39

4. Supplemental Balance Sheet Information

Accrued liabilities are comprised of the following:

(In thousands)	September 30, 2004	December 31, 2003

Salaries, wages and related taxes and withholdings	$9,478	$9,253
Rebates and sales allowances	11,402	9,022
Warranty reserves	7,137	5,909
Current portion of employee medical and other loss accruals	2,533	1,467
Other	1,979	3,146

Total accrued liabilities	$32,529	$28,797

5. Goodwill and Other Intangibles

We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized. Intangible assets with finite useful lives continue to be amortized over their useful lives. We test goodwill for impairment annually in the fiscal fourth quarter or sooner if we believe an impairment may exist. The goodwill impairment test has two steps. In the first step, we identify any potential impairment by comparing the fair value of our reporting units, which are our two business segments (see note 15), with their carrying values, including goodwill. The fair value of our reporting units are determined based on a combination of valuation techniques including the expected present value of future cash flows and a market multiple approach. If the fair value of either reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of either reporting unit exceeds its fair value, we perform the second step, which calculates the possible impairment loss by comparing the fair value of goodwill to the carrying value. If the fair value of the goodwill is less than the carrying value, an impairment charge is recorded. Our analysis did not result in an impairment charge during fiscal years 2004 or 2003.

Goodwill allocated to our business segments as of September 30, 2004 and December 31, 2003 and changes in the carrying amount of goodwill for the nine months ended September 30, 2004 and the twelve months ended December 31, 2003 are as follows:

(In thousands)	Pool Products and Heating Systems Segment	Personal Health Care Segment	Total

Balance as of December 31, 2002, net	$17,716	$614	$18,330
Goodwill acquired during the year	6,927	–	6,927
Effect of currency translation	763	–	763

Balance as of December 31, 2003, net	25,406	614	26,020
Goodwill acquired during the year	9,117	–	9,117
Effect of currency translation	12	–	12

Balance as of September 30, 2004, net	$34,535	$614	$35,149

Our other intangible assets of $1,485,000 and $1,385,000 at September 30, 2004 and December 31, 2003, respectively (less accumulated amortization of $1,249,000 and $1,178,000 at September 30, 2004 and December 31, 2003, respectively), consist primarily of acquired patent rights and customer lists, which we amortize on a straight-line basis over periods ranging from 2 to 7 years. These assets are classified in other assets in the accompanying consolidated balance sheets. Amortization expense related to intangible assets was $71,000, $391,000 and $260,000 for the nine months ended September 30, 2004 and the twelve months ended December 31, 2003 and 2002, respectively. We expect annual amortization expense for these intangibles will be $119,000 in 2005, $99,000 in 2006, $18,000 in 2007, and none thereafter.

40    Water Pik Technologies, Inc.

6. Long-term Debt

Our long-term debt is comprised of the following:

(In thousands)	September 30, 2004	December 31, 2003

Revolving credit facility	$60	$17,297
Mortgage notes payable	18,119	18,806
Promissory notes payable – equipment financing agreement	6,443	10,288
Other	55	77

	24,677	46,468
Less: Current portion	(3,838)	(3,879)

Long-term debt	$20,839	$42,589

Long-term debt is payable as follows: $3,838,000 in 2005; $3,806,000 in 2006; $1,422,000 in 2007; $15,611,000 in 2008; and none thereafter.

REVOLVING CREDIT FACILITY

On August 27, 2003, we entered into an amended and restated credit agreement with a group of banks for a revolving credit facility of up to $80,000,000, including $10,000,000 revolving credit availability for our Canadian subsidiary. The credit facility expires on December 1, 2007 and replaced our previous $60,000,000 revolving credit facility, which was due to expire in November 2004, and our CAD (Canadian) $11,000,000 Canadian revolving credit facility. Borrowings and letters of credit under our revolving credit facility are secured by various assets and are limited by borrowing base calculations based upon eligible accounts receivable and inventory, as defined in the credit agreement. At September 30, 2004, we had $34,378,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

Domestic borrowings under our revolving credit facility bear interest at varying rates at either the greater of the bank's prime rate, 1.0 percent above the base CD (Certificates of Deposit) rate, or 0.5 percent above the federal funds effective rate, plus a margin of 25 to 100 basis points. Alternatively, we can exercise a LIBOR (London Interbank Offered Rate) option at the LIBOR rate, plus a margin of 125 to 250 basis points per annum. For borrowings by our Canadian subsidiary, U.S. dollar denominated borrowings bear interest at either the greater of the Canadian bank's US Base prime rate or 1.0 percent above the federal funds effective rate, plus a margin of 25 to 100 basis points. Canadian dollar borrowings bear interest at the greater of the bank's Canadian prime rate of 1.0 percent above the Canadian Dollar Offered Rate, plus a margin of 125 to 250 basis points per annum. As of September 30, 2004, we had $60,000 in prime rate based borrowings with an interest rate of 5.00 percent and no LIBOR based borrowings. The weighted average interest rate on the LIBOR based borrowings under our revolving credit facility was 3.16 percent at December 31, 2003. We are subject to an annual agency fee and an unused line fee equal to 0.15 percent to 0.50 percent per annum of the monthly average unused borrowings. The margins and unused line fees are dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and are adjusted quarterly. Interest on the revolving credit facility is payable monthly.

Our revolving credit facility provides for issuance of up to $10,000,000 of letters of credit limited to credit availability in the borrowing base less the outstanding line of credit balance. A letter of credit fee is charged equal to 1.25 percent to 2.50 percent of the nominal value to the letter of credit less 25 basis points on the aggregate undrawn amount of all outstanding letters of credit. We are also subject to a fronting fee equal to 0.25 percent per annum of outstanding letters of credit. At September 30, 2004, the aggregate amount of our outstanding letters of credit under the credit facility was $5,904,000.

The credit facility requires us to be in compliance with specific financial and non-financial covenants and restrictions relating to our indebtedness, liens, investments, dividends, fixed charge coverage, capital expenditures and relationship of total consolidated indebtedness to EBITDA. We were in compliance with these covenants at September 30, 2004.

MORTGAGE NOTES PAYABLE

On October 22, 2001, we entered into a real estate financing agreement with a bank and mortgaged four of our U.S. manufacturing facilities to secure four promissory notes totaling $20,590,000. Interest on the notes is at varying per annum rates based on LIBOR plus a margin of 150 to 275 basis points, depending on the ratio of funded debt to EBITDA as adjusted quarterly. The interest rate on borrowings at September 30, 2004 was 3.10 percent. The notes require monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008. We used total proceeds of $20,590,000, less loan origination costs, to repay amounts outstanding under our revolving bank facility. The balance outstanding at September 30, 2004 was $18,119,000.

Under this financing agreement, we are required to be in compliance with specific financial covenants. We were in compliance with these financial covenants at September 30, 2004.

PROMISSORY NOTES PAYABLE – EQUIPMENT FINANCING AGREEMENT

On December 21, 2001, we entered into a $15,000,000 equipment financing agreement with a bank. Initial

Water Pik Technologies, Inc.    41

borrowings under this agreement of $10,290,000 were funded on December 28, 2001. On September 30, 2002, we borrowed an additional $4,500,000 under the equipment financing agreement. Borrowings under the agreement are evidenced by four term notes each secured by specific machinery and equipment located at our manufacturing facilities and at some vendors' facilities. The notes bear interest at varying rates based on LIBOR plus 225 basis points per annum. The interest rate on borrowings at September 30, 2004 was 3.85 percent. The notes on the initial borrowings require quarterly payments of $514,500 plus accrued interest with all unpaid principal balances and accrued interest due on January 1, 2007. The September 30, 2002 notes require quarterly payments of $225,000 plus accrued interest with all unpaid principal balances and accrued interest due on September 30, 2007. We used total proceeds of $14,790,000, less loan origination costs, to repay amounts outstanding under our revolving bank facility. In September 2004, we paid $887,000 of outstanding principal on the notes in connection with the final disposition of our discontinued Ozone product line. The balance outstanding under this agreement at September 30, 2004 was $6,443,000. No additional amounts can be borrowed under this agreement.

In January 2002, we entered into two interest rate swap agreements that effectively convert the variable rate interest on the initial $10,290,000 in promissory notes payable under the equipment financing agreement to a fixed rate of 6.73 percent per annum. The aggregate notional amount outstanding under these interest rate swap agreements was $4,630,000 at September 30, 2004. Under these agreements, payments are made based on a fixed rate and received on a LIBOR based variable rate. Differentials to be paid or received under the agreements are recognized as interest expense. The interest rate swap agreements expire on January 1, 2007, which coincides with the maturity date of the promissory notes. These interest rate swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The changes in their fair values, resulting in gains of $292,000 and $153,000 in 2004 and 2003, respectively, and a loss of $445,000 in 2002, have been recognized in accumulated comprehensive income within stockholders' equity.

7. Stock Compensation Plans

EMPLOYEE STOCK PURCHASE PLANS

On November 12, 1999, our Board of Directors adopted the Water Pik Technologies, Inc. Employee Stock Purchase Plan, which consists of the Stock Acquisition and Retention Program ("SARP") and the Employee Stock Purchase Program ("ESPP"). In 2001, our Board of Directors and stockholders approved an amendment to the Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance from 500,000 shares to 1,100,000 shares.

Under the SARP, some of our officers exercised their rights in 2002 and 2001 to acquire an aggregate of 117,736 and 220,892 shares, respectively, of our common stock at the quoted market price for the ten days preceding the date of purchase. Payment for the purchased shares was in the form of full-recourse notes receivable by us from those officers. The notes were to bear interest at a weighted average rate of 5.9 percent per annum and were to be payable in level monthly payments of principal and interest beginning on the fifth anniversary of the notes. Effective July 30, 2002, we ceased granting new loans under the SARP. During 2003, eligible officers could participate in the SARP up to one times base annual salary, subject to availability of shares, by pledging shares acquired by the executive through open-market purchases without loan assistance from us.

Also under the SARP, we awarded one share of restricted common stock at no cost to the eligible officers for every two shares purchased or designated under the SARP. During 2003 and 2002, an aggregate of 7,500 and 58,868 restricted common shares with an aggregate market value on the date of issuance of $55,000 and $550,000, respectively, were issued. No restricted common shares were issued during 2004. The restrictions on the restricted shares lapse five years from the date of grant. The amounts are being amortized as compensation expense on a straight-line basis over the period of restrictions and the unamortized balance is classified as a reduction of stockholders' equity in the accompanying consolidated balance sheets.

On January 15, 2003, to encourage officers to repay their loans before their due dates, the Personnel and Compensation Committee of our Board of Directors exercised its authority under the SARP to waive the forfeiture of unvested restricted SARP stock in the event an officer used purchased SARP stock to repay any or part of their SARP loans or the related taxes. The waiver of the forfeiture was in effect from February 1, 2003 through August 1, 2004.

On October 23, 2003, some of our officers tendered to us a total of 178,482 shares of our common stock, which had originally been purchased under the SARP, as repayment on notes and accrued interest owed by those officers totaling $1,999,000. During the March and June quarters of 2004, some of our officers tendered to us a total of 362,861 shares of our common stock, which had originally been purchased under the SARP, as repayment on notes and accrued interest owed by those officers totaling $4,911,000. Pursuant to the SARP, the tendered shares were valued at the average of the high and low market price on the day preceding the date the shares were tendered. The tendered shares were recorded as treasury stock and retired. As a result of the tender during 2004, the number of outstanding shares of our common

42    Water Pik Technologies, Inc.

stock was reduced by 362,861. As of September 30, 2004, there were no outstanding loans by us to any of our officers or directors.

The aggregate principal amount of the notes receivable from officers related to the purchase of SARP shares at September 30, 2004 and December 31, 2003 was $0 and $4,021,000, respectively, and was classified, along with the related interest receivable, as a reduction of stockholders' equity in the accompanying consolidated balance sheets. Compensation expense for restricted shares granted under the SARP for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003 and 2002 was $512,000, $692,000 and $589,000, respectively. Compensation expense for 2004 and 2003 includes $72,000 and $89,000, respectively, related to the revaluation of the restricted SARP shares on the modification date and amortization over the respective vesting periods.

Effective May 1, 2000, we implemented the ESPP, which allows eligible employees to purchase our common stock through payroll deductions of up to 25 percent of their base earnings within minimum and maximum contribution limits per payroll period. We contribute 15 percent of each participant's monthly contribution towards the purchase of shares. The shares are purchased monthly in the open market at the fair market value on the purchase date and vest immediately. For the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003 and 2002, a total of 7,000, 16,000 and 15,000 shares, respectively, were purchased in the open market under the ESPP.

STOCK OPTION PLANS

On November 12, 1999, our Board of Directors adopted the Water Pik Technologies, Inc. 1999 Incentive Plan ("Incentive Plan"), which provides for awards of up to 12 percent of the outstanding shares of our common stock to eligible officers and key employees. The Incentive Plan provides for option grants designated as either nonqualified or incentive stock options that generally vest over a three-year period and expire ten years from the date of grant. On November 1, 2003, our Board of Directors amended the Incentive Plan to establish a fixed term of ten years from its effective date.

On December 30, 1999, our Board of Directors adopted the Water Pik Technologies, Inc. Broad-Based Stock Option Plan ("Broad-Based Plan"), which provides for awards of up to 5 percent of the outstanding shares of our common stock to employees other than officers and directors. The Broad-Based Plan provides for nonqualified stock options that generally vest over a three-year period and expire ten years from the date of grant. In anticipation of new exchange rules regarding plans not approved by security holders, we capped the shares authorized at 5 percent of the outstanding shares of our common stock on June 30, 2003. Stockholders must approve any future addition to shares authorized under the Broad-Based Plan.

On October 25, 2000, the Personnel and Compensation Committee of our Board of Directors approved the Water Pik Technologies, Inc. Performance Share Plan ("PSP") and the grant of stock options for the performance period from January 1, 2001 to December 31, 2003 ("2001-2003 Performance Period"). The PSP for the 2001-2003 Performance Period provides grants of stock options under our Incentive Plan and Broad-Based Plan with performance-based vesting and cash awards if specified performance objectives were met over a multi-year period. During the 2001-2003 Performance Period, the financial target was based on the achievement of specified cumulative levels of earnings per share. As the financial target was not met during the 2001-2003 Performance Period, the PSP stock options vest at the unaccelerated rate of one-third each year beginning December 31, 2003. Options granted under the PSP expire ten years from the date of grant.

On March 9, 2004, our Board of Directors approved, and on May 13, 2004, our stockholders approved, an amendment to the Incentive Plan to limit the number of shares of common stock authorized to be issued, eliminate adjustments to authorized shares under the Incentive Plan as a percentage of our outstanding shares, prohibit the repricing of outstanding stock options and other awards and re-approve the terms of cash awards and performance goals. The amendment also creates a deferred compensation feature to allow Incentive Plan participants to defer the receipt of stock option gains, shares of restricted stock and any stock appreciation rights or other compensation awards payable in shares of common stock.

As of September 30, 2004, there were 310,533 shares available for option grants or awards under our employee stock option plans.

Water Pik Technologies, Inc.    43

The following table summarizes activity of the Company employees' stock options.

			Twelve Months Ended December 31,
	Nine Months Ended September 30, 2004		2003		2002
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	1,819,504	$8.53	1,960,679	$8.53	1,761,733	$8.42
Granted	251,000	15.28	–	–	251,000	9.49
Forfeitures	(31,815)	10.19	(83,520)	9.58	(41,951)	9.70
Exercised	(257,762)	8.52	(57,655)	7.05	(10,103)	7.76

Outstanding at end of fiscal year	1,780,927	$9.46	1,819,504	$8.53	1,960,679	$8.53
Exercisable at end of fiscal year	1,180,231	$8.48	1,441,269	$8.53	1,141,172	$8.63

Information regarding employee stock options outstanding as of September 30, 2004 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted-Average Remaining Contractual Life
Price Range	Number of Shares		Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

$4.76 to $7.41	31,284	5.5 years	$7.07	31,284	$7.07
$7.53 to $7.97	785,668	5.6 years	$7.75	656,327	$7.74
$8.03 to $8.14	201,669	7.0 years	$8.03	129,657	$8.03
$8.17 to $9.73	382,272	6.5 years	$9.06	234,597	$8.82
$11.39 to $16.29	380,034	7.7 years	$14.33	128,366	$12.49

The weighted-average remaining contractual life of options outstanding as of September 30, 2004 is 6.4 years. (See Note 2, "Summary of significant accounting policies – stock-based compensation" for a detailed computation of pro forma net income and net income per share.)

PERFORMANCE SHARE PLAN

On January 28, 2004, the Personnel and Compensation Committee of the Board of Directors approved a PSP for the performance period from October 1, 2003 through September 30, 2006 (the "Current Performance Period"). The PSP for the Current Performance Period provides for grants of stock and cash that will be earned if specified performance objectives are met over a three-year period. During the Current Performance Period, the financial target is based on the achievement of a specified percentage increase in total business return ("TBR"), which is derived from the increase in the value of our business or operating segment (measured as a multiple of operating profit after tax) over the performance period and the free cash flow generated by our operations after payment of capital expenditures. Under the PSP for the Current Performance Period, each participant was assigned a pre-determined target award ranging from 75 percent to 125 percent of their base salary at the beginning of the Current Performance Period multiplied by the target TBR percentages. At the end of the Current Performance Period, if the pre-determined threshold TBR percentages have been achieved, each participant will receive an award, paid 50 percent in cash and 50 percent in stock issued from our Incentive Plan, equal to the value of the pre-determined award adjusted for the TBR percentages achieved up to a maximum of 125% of their predetermined award. In the event the threshold TBR percentages are not achieved during the Current Performance Period, no cash or stock awards will be paid under the PSP for the Current Performance Period.

NON-EMPLOYEE DIRECTOR COMPENSATION PLAN

On November 12, 1999, our Board of Directors adopted the Water Pik Technologies, Inc. 1999 Non-Employee Director Stock Compensation Plan ("Directors' Plan"). Under the Directors' Plan, as amended, each non-employee director is granted, on a one-time basis, 3,000 shares of restricted common stock, after which they are granted nonqualified options to purchase shares of our common stock at future dates at the fair market value on the date of grant. Options vest from one to three years following the grant date. As of September 30, 2004 and December 31, 2003 and 2002, 51,000 options with a weighted average exercise price of $7.38 had been granted under the Directors' Plan and 43,000 and 41,000 options with a weighted average exercise price of $7.46 and $7.45, respectively, were exercisable.

44    Water Pik Technologies, Inc.

On October 23, 2002, the Directors' Plan was amended in part to replace initial and annual option grants with annual grants of 3,000 shares of restricted stock. The aggregate market value of restricted common stock on the date of grant issued in 2004, 2003 and 2002 was $280,000, $137,000 and $28,000, respectively. The amount is being amortized to expense on a straight-line basis over the period of restrictions and the unamortized balance of $332,000 and $127,000 at September 30, 2004 and December 31, 2003, respectively, is classified as a reduction of stockholders' equity in the accompanying consolidated balance sheets. Compensation expense was $75,194, $61,076 and $45,716 for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003 and 2002, respectively. As of September 30, 2004, there were 61,000 shares available for grant under the Directors' Plan.

8. Stockholders' Equity

PREFERRED STOCK

Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as designated by our Board of Directors. At September 30, 2004 and December 31, 2003, there were no shares of preferred stock issued and outstanding.

COMMON STOCK

On January 3, 2001, we sold 1,973,685 shares of common stock at $7.60 per share to two investment funds managed by Special Value Investment Management, LLC in a private placement. Gross proceeds from the offering amounted to $15,000,000 and the related offering costs were $1,354,000. The net proceeds were used to repay borrowings under our revolving credit facility, which enabled us to subsequently fund capital expenditures related to new product development activities and for further development of lower cost manufacturing capabilities in accordance with the amended Internal Revenue Service ("IRS") tax ruling received by ATI in connection with the spin-off. Subsequent to January 3, 2002, at the request of the purchaser, we have the obligation to register these shares, plus an additional 386,800 shares of common stock that the purchaser owned prior to the offering, under the Securities Act of 1933, as amended, and to pay some registration expenses.

As of September 30, 2004, there were 2,279,520 shares of common stock reserved for future issuance under our stock option and employee stock purchase plans consisting of 1,823,927 of outstanding stock options and 455,593 of securities remaining available for future issuance under equity compensation plans.

STOCKHOLDERS' RIGHTS PLAN

On November 12, 1999, our Board of Directors adopted a Stockholders' Rights Agreement under which preferred share purchase rights were authorized and declared as a dividend on our common shares. The rights become exercisable only if a person or group acquires 15 percent or more of our common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of our common stock. Each right will entitle stockholders to then buy one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $60. The rights will expire on the close of business November 12, 2009, subject to extension, earlier redemption or exchange by us as described in the agreement. The Rights Agreement was amended effective as of December 29, 2000 to exempt the purchase of 1,973,685 shares of common stock as described above from triggering the Rights Agreement.

On June 11, 2004 we, and Mellon Investor Services LLC, as the rights agent, amended our Rights Agreement to provide for stockholder action to redeem all rights to purchase preferred stock and terminate the Rights Agreement upon consummation of a qualifying tender offer for our outstanding shares that meets certain predetermined criteria. The amendment will become effective immediately following our 2005 Annual Meeting of Stockholders.

9. Income Taxes

Income from continuing operations before income taxes consists of the following:

		Twelve Months Ended December 31,
	Nine Months Ended September 30, 2004
(In thousands)		2003	2002

United States	$11,955	$13,979	$13,859
Foreign	(29)	3,144	2,460

Income from continuing operations before income taxes	$11,926	$17,123	$16,319

Water Pik Technologies, Inc.    45

Our provision (credit) for income taxes attributable to income from continuing operations consists of the following:

		Twelve Months Ended December 31,
	Nine Months Ended September 30, 2004
(In thousands)		2003	2002

Current:
Federal	$4,651	$4,534	$2,629
State	864	263	290
Foreign	(23)	1,130	–

Total current	5,492	5,927	2,919
Deferred:
Federal	(811)	(21)	1,518
State	(212)	99	508
Foreign	15	73	883

Total deferred	(1,008)	151	2,909

Provision for income taxes	$4,484	$6,078	$5,828

The following is a reconciliation of the statutory federal income tax rate to our effective income tax rate attributable to continuing operations:

		Twelve Months Ended December 31,
	Nine Months Ended September 30, 2004
		2003	2002

Federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.8	3.2	3.7
Federal tax credits	(0.6)	(0.7)	(2.6)
Other	(0.6)	(2.0)	(0.4)

Effective income tax rate	37.6%	35.5%	35.7%

The increase in the effective tax rate from 2003 to 2004 is due to a mix shift to higher state taxing jurisdictions and adjustments to rate estimates based on completion of prior year tax returns. The fluctuation in the effective tax rate from 2002 to 2003 was due to the impact on pre-tax income of a loss we recorded to discontinue a product line (see Note 14) combined with adjustments to rate estimates based on the completion of prior year tax returns.

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes and differences between the fair values of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax basis. Deferred income taxes represent future tax benefits or costs to be recognized when net operating loss carry-forwards are utilized and when temporary differences reverse. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows:

(In thousands)	September 30, 2004	December 31, 2003

Deferred income tax assets:
Accrued liabilities	$8,326	$6,513
Inventories	2,308	2,832
Intangible assets	1,702	1,770
Other	389	–

Total deferred income tax assets	12,725	11,115
Deferred income tax liabilities:
Depreciation and amortization	(3,764)	(3,137)

Total deferred income tax liabilities	(3,764)	(3,137)

Net deferred income tax asset	$8,961	$7,978

The net deferred income tax asset at December 31, 2003 included deferred tax assets of $2,337,000 related to discontinued operations.

In 2003, we utilized operating loss carry-forwards of $1,140,000 relating to foreign subsidiaries. The tax benefit related to $970,000 of these foreign operating loss carry-forwards relate to tax attributes (including tax basis in excess of book basis) created as of or existing as of our spin-off from ATI and was recorded as an adjustment to additional paid in capital.

Although realization of the net deferred tax asset is not assured, we believe that it is more likely than not that all of the net deferred tax assets will be realized. However, the amount of the deferred tax asset considered realizable could be adjusted in the future based on changing conditions.

10. Pension Plan and Retirement Benefits

RETIREMENT PLAN

Effective April 1, 2000, we implemented the Water Pik Technologies, Inc. Retirement Plan ("Retirement Plan") which qualifies under Section 401(k) of the Internal Revenue Code. Effective January 1, 2002, we restated the plan to reflect certain provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001. Under the Retirement Plan, U.S. employees may defer up to 60 percent of their annual compensation up to the annual maximum dollar amount established by the IRS. The Retirement Plan provides for our matching contributions of $0.50 for every $1.00 deferred up

46    Water Pik Technologies, Inc.

to the greater of 3.0 percent of the employee's annual compensation or $1,000. In December 2002, the Retirement Plan was amended to change our matching contributions from non-discretionary to discretionary contributions effective January 1, 2003. Beginning in 2003, 50 percent of our matching contributions were contingent on the achievement of planned profit levels. The Retirement Plan also provides for basic contributions of 2.0 percent or 4.5 percent of annual compensation as well as discretionary contributions of up to 1 percent of compensation based upon achievement of goals. Expense associated with the Retirement Plan for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003 and 2002 was $2,556,000, $2,394,000 and $2,431,000, respectively.

DEFERRED COMPENSATION PLAN

Effective November 29, 1999, we implemented the Water Pik Technologies, Inc. Deferred Compensation Plan ("Deferred Compensation Plan"). Effective July 1, 2001, the Deferred Compensation Plan was amended to eliminate automatic transfer for excess 401(k) deferrals into the plan, to reduce the maximum period for installment distributions from 15 to 10 years, to eliminate in-service withdrawals, to appoint a new trustee for the plan and to establish a Rabbi trust to hold the assets of the plan. The Deferred Compensation Plan, as amended, permits a group of management or highly compensated employees who, due to IRS guidelines cannot take full advantage of the Retirement Plan, to annually elect to defer up to 100 percent of their base salary and annual bonus on a pre-tax basis. The Deferred Compensation Plan provides for our matching contributions as well as basic and discretionary contributions. In December 2002, the plan was amended to change our matching contributions from non-discretionary to discretionary contributions effective January 1, 2003. Beginning in 2003, 50 percent of our matching contributions were contingent upon achievement of goals. The plan's assets are invested in mutual funds as designated by plan participants and placed in a Rabbi trust. Assets held in the Rabbi trust ($3,124,000 and $2,492,000 at September 30, 2004 and December 31, 2003, respectively) are subject to claims of our creditors but otherwise must be used only for purposes of providing benefits under the Deferred Compensation Plan and are classified in other assets in the accompanying consolidated balance sheets. Distributions from the plan are made at retirement, death or termination of employment, in a lump sum, or equal installments over an elected period. The liability under the Deferred Compensation Plan at September 30, 2004 and December 31, 2003 was $3,120,000 and $2,553,000, respectively and is classified in other accrued liabilities in the accompanying consolidated balance sheets.

11. Commitments and Contingencies

COMMITMENTS

We lease buildings and equipment under agreements that expire in various years through 2009. Some leases contain renewal options with similar terms. Rental expense under operating leases was $1,330,000, $1,569,000 and $1,326,000 for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003 and 2002, respectively. Future minimum rental commitments under operating leases with noncancelable terms of more than one year as of September 30, 2004, were as follows: $1,403,000 in 2005, $1,094,000 in 2006, $584,000 in 2007, $444,000 in 2008, $92,000 in 2009 and none thereafter.

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

As a consumer goods manufacturer and distributor, we are subject to continuing risk of product liability and related lawsuits involving claims for substantial monetary damages. We are party to various personal injury and property damage lawsuits and claims relating to our products and other litigation incidental to our business. We have general liability, product liability and workers' compensation insurance coverage. Our insurance coverage provides that we are responsible for policy deductibles and most legal costs and expenses. Loss accruals have been recorded in accordance with SFAS No. 5, "Accounting for Contingencies" to cover the portion of general liability, product liability and workers' compensation claims, both asserted claims and incurred but not reported claims, that are not covered by insurance policies. The accruals are based on estimates which include information provided by our insurance carriers, claims adjusters and insurance brokers, taking into account our prior experience, numbers of claims, discussions with legal counsel and other relevant factors. Our methods of estimating losses and establishing the resulting accruals are reviewed on a regular basis and any adjustments are reflected in current operating results.

Water Pik Technologies, Inc.    47

Effective January 1, 2004, we changed our employee medical coverage from a fully insured plan to a self-insured plan. The plan is partially funded by payroll deductions from participating employees. We have a maximum liability per participant per year in addition to an aggregate maximum liability for all claims. Amounts in excess of the stated maximums are covered under a separate policy provided by an insurance company. We provide for both reported and incurred but not reported medical costs and pay claims and administrative expenses as they become due.

We have recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $3,542,000 and $3,702,000 as of September 30, 2004 and December 31, 2003, respectively. The amount related to product and general liability lawsuits, asserted claims and incurred but not reported claims was $2,037,000 and $2,382,000 as of September 30, 2004 and December 31, 2003, respectively. The amount related to workers' compensation asserted claims and incurred but not reported claims was $1,505,000 and $1,320,000 as of September 30, 2004 and December 31, 2003, respectively. The amount related to medical and dental self-insured reserves including the asserted claims and incurred but not reported claims was $1,230,000 as of September 30, 2004.

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

A reconciliation of weighted average shares outstanding, used to calculate basic net income per common share, to weighted average shares outstanding assuming dilution, used to calculate diluted net income per common share, is as follows:

		Twelve Months Ended December 31,
	Nine Months Ended September 30, 2004
(In thousands)		2003	2002

Weighted average common shares outstanding – basic	11,888	12,064	12,045
Dilutive effect of employee stock options and restricted shares	683	330	368

Weighted average common shares outstanding – diluted	12,571	12,394	12,413

Net income used to compute basic and diluted net income per share	$7,494	$10,965	$5,499

Shares issuable upon exercise of dilutive options and the dilutive effect of restricted shares are determined using the treasury stock method. Options to purchase 162,000, 1,051,000 and 245,000 shares with exercise prices greater than the average market prices of common stock were outstanding during the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003 and 2002, respectively. These options were excluded from the respective computations of diluted net income per share because their effect would be anti-dilutive.

13. Acquisitions

On January 20, 2004, as part of our strategic objective to accelerate sales and profit growth in our pool business through development of a more comprehensive package of pool equipment and accessories, we acquired substantially all of the assets of Huron Tech Systems, a Jacksonville, Florida manufacturer of salt chlorine generators, used for swimming pool and spa water sanitation, and titanium heat exchangers, a component used in premium heat pumps. The purchase price at September 30, 2004 totaled $10,128,000 (consisting of $10,000,000 in cash and $128,000 in direct acquisition costs). The allocation of the purchase price resulted in $8,884,000 of goodwill, $100,000 of identifiable intangible assets with estimated three to five-year lives, $1,494,000 of current assets (primarily accounts receivable and inventory), $120,000 in property, plant and equipment and $470,000 in assumed liabilities. The goodwill was assigned to the Pool Product and Heating Systems segment and is expected to be deductible for tax purposes. In connection with the acquisition, we entered into a component supply agreement

48    Water Pik Technologies, Inc.

for a period of five years, with Finnchem USA, Inc. The results of operations of Huron Tech Systems are included in our consolidated results of operations beginning January 20, 2004.

On June 2, 2003, also as part of our strategic objective to accelerate sales and profit growth in our pool business through development of a more comprehensive package of pool equipment and accessories, we acquired substantially all of the assets of Air Energy Heat Pumps, Inc. and affiliates ("Air Energy"), a Ft. Lauderdale, Florida manufacturer of premium branded heat pumps for swimming pools and spas. On January 22, 2004, we executed an amendment to the asset purchase agreement that revised the additional contingent future payments resulting in a $278,000 reduction of the purchase price and goodwill. The final purchase price totaled $8,438,000 (including direct acquisition costs) with payment consisting of $7,703,000 in cash. The final purchase price reflects additional information regarding assets acquired, liabilities assumed and estimated contingent payments. The allocation of the purchase price resulted in $7,188,000 in goodwill, $110,000 in identifiable intangible assets with estimated three to five year lives, $2,797,000 of current assets (primarily accounts receivable and inventory), $819,000 in property, plant and equipment and $2,476,000 in assumed liabilities. The goodwill was assigned to the Pool Products and Heating Systems segment and is expected to be deductible for tax purposes. The results of operations of Air Energy are included in our consolidated results of operations beginning June 2, 2003.

14. Discontinued Operations

In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment. The Ozone product line included the Aquia® home sanitizing product introduced in September 2001. We decided the promotional investment necessary to create the market for consumer products based on this technology was significantly greater than our available resources. Disposition of the Ozone product line was completed in Fiscal Year 2004. Operating results for the discontinued product line have been reported separately as discontinued operations in the consolidated statements of income for all periods presented in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

In conjunction with this plan, we recorded impairment losses of $2,047,000 on machinery and equipment and $2,988,000 on inventory in 2002. The income and loss from operations of the discontinued product line, net of related income taxes, was income of $52,000 and losses of $80,000 and $4,992,000 for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003 and 2002, respectively. Net sales related to the discontinued product line were not significant.

As of December 31, 2003, we had $2,337,000 of deferred tax assets related to the discontinued Ozone product line classified in deferred tax assets in the consolidated balance sheet. These deferred tax assets were utilized in 2004 when the disposition was completed. The carrying value of all other assets and liabilities related to the Ozone product line were not significant at September 30, 2004 and December 31, 2003.

15. Business Segments

We operate in two business segments organized around our products: the Personal Health Care segment and the Pool Products and Heating Systems segment. The Personal Health Care segment designs, manufactures and markets personal health care products including showerheads, consumer and professional oral health products, water filtration products and personal stress relief products. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, automatic salt chlorine generators, titanium heat exchangers, water features, accessories and residential and commercial water-heating systems.

Water Pik Technologies, Inc.    49

Summarized information on our business segments is as follows:

		Twelve Months Ended December 31,
	Nine Months Ended September 30, 2004
(In thousands)		2003	2002

Sales:
Personal Health Care	$87,251	$124,922	$123,836
Pool Products and Heating Systems	163,989	180,203	157,966

Total sales	$251,240	$305,125	$281,802

Operating profit:
Personal Health Care	$2,938	$7,299	$7,208
Pool Products and Heating Systems	10,015	11,493	11,205

Total operating profit	12,953	18,792	18,413
Interest expense	1,224	2,053	2,319
Other income	(197)	(384)	(225)

Income from continuing operations before income taxes	$11,926	$17,123	$16,319

Depreciation and amortization:
Personal Health Care[1]	4,383	5,926	6,485
Pool Products and Heating Systems	3,245	4,058	3,091
Corporate[2]	49	106	82

Total depreciation and amortization	$7,677	$10,090	$9,658

Capital expenditures:
Personal Health Care[3]	$2,045	$3,899	$4,120
Pool Products and Heating Systems	2,237	2,416	4,563
Corporate	175	13	95

Total capital expenditures	$4,457	$6,328	$8,778

Identifiable assets:
Personal Health Care	$66,528	$67,331	$70,477
Pool Products and Heating Systems	130,413	137,579	115,435
Corporate[4]	14,259	13,666	13,173

Total identifiable assets	$211,200	$218,576	$199,085

1Personal Health Care depreciation and amortization excludes accelerated depreciation related to discontinued operations of $2,535,000 in 2002.

2Corporate depreciation and amortization is allocated to the operating segments through the management fee and is reflected in the operating segment results above.

3Personal Health Care capital expenditures exclude expenditures related to discontinued operations of $163,000 in 2002.

4Corporate identifiable assets consist primarily of deferred taxes, other assets, and prepaid expenses.

50    Water Pik Technologies, Inc.

The following information sets forth geographic information for our sales and long-lived assets for the nine months ended September 30, 2004 and the twelve months ended December 31, 2003 and 2002:

(In thousands)	United States	Canada	Other	Consolidated

Nine months ended September 30, 2004:
Sales to unaffiliated customers	$214,188	$18,273	$18,779	$251,240

Long-lived assets at September 30, 2004	$74,587	$6,871	$13	$81,471

Twelve months ended December 31, 2003:
Sales to unaffiliated customers	$256,061	$27,635	$21,429	$305,125

Long-lived assets at December 31, 2003	$68,092	$7,406	$19	$75,517

Twelve months ended December 31, 2002:
Sales to unaffiliated customers	$235,718	$26,806	$19,278	$281,802

Long-lived assets at December 31, 2002	$63,762	$6,103	$17	$69,882

16. Quarterly Data (Unaudited)

Quarter Ended (In thousands, except for per share amounts)	March 31	June 30	September 30	December 31

2004:
Sales	$67,661	$90,272	$93,307	N/A
Gross profit	17,336	25,110	26,784	N/A
Income (loss) from continuing operations	(849)	3,781	4,510	N/A
Net income (loss)	(849)	3,786	4,557	N/A
Basic income (loss) per common share
Continuing operations	$(0.07)	$0.32	$0.38	N/A
Net income (loss)	$(0.07)	$0.32	$0.38	N/A
Diluted income (loss) per common share
Continuing operations	$(0.07)	$0.30	$0.36	N/A
Net income (loss)	$(0.07)	$0.30	$0.36	N/A
2003:
Sales	$55,389	$76,496	$76,129	$97,111
Gross profit	15,294	24,151	22,210	29,900
Income from continuing operations	(1,797)	3,854	3,019	5,969
Net income (loss)	(1,837)	3,847	3,016	5,939
Basic income (loss) per common share
Continuing operations	$(0.15)	$0.32	$0.25	$0.49
Net income (loss)	$(0.15)	$0.32	$0.25	$0.49
Diluted income (loss) per common share
Continuing operations	$(0.15)	$0.31	$0.24	$0.47
Net income (loss)	$(0.15)	$0.31	$0.24	$0.47

Water Pik Technologies, Inc.    51

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

As required by Rule 13a-15(b), Water Pik Technologies, Inc. management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. During the period covered by this report, there has been no change in the Company's internal control over financial reporting, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

We are undertaking a review of our internal controls related to our financial reporting, including information technology general controls, as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which becomes effective for us beginning as of September 30, 2005.

Item 9B Other Information

None.

PART III

Item 10 Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to persons who are executive officers and directors of Water Pik Technologies, Inc.:

Name	Age	Office and Position

Executive Officers
Michael P. Hoopis	53	President, Chief Executive Officer and Director
Robert A. Shortt	43	Executive Vice President, Sales, Marketing and Business Development
Victor C. Streufert	47	Vice President, Finance, Chief Financial Officer and Treasurer
Richard P. Bisson	45	Vice President, Operations
Robert J. Rasp	46	Vice President and General Manager, Pool Products and Heating Systems
Theresa Hope-Reese	47	Vice President, Human Resources
Richard D. Tipton	48	Vice President, General Counsel and Secretary
Non-employee Directors
Robert P. Bozzone	71	Chairman of the Board
F. Peter Cuneo	60	Director
Babette E. Heimbuch	56	Director
W. Craig McClelland	70	Director
William G. Ouchi	61	Director
Charles J. Queenan, Jr.	74	Director

Michael P. Hoopis is President, Chief Executive Officer and a Director and has occupied these positions since August 1999, when Water Pik Technologies, Inc. was incorporated in anticipation of the spin-off from Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated ("ATI"). His current term as a Director of Water Pik Technologies, Inc. expires at our 2007 Annual Meeting of Stockholders. From October 1998 to August 1999, Mr. Hoopis was President and Chief Executive Officer of the Consumer Products Division of ATI. Prior to that time, Mr. Hoopis was affiliated with The Black & Decker Corporation in various executive positions, including as President, Worldwide Household Products, and as Executive Vice President from 1996 to 1998; President, Price Pfister, Inc. from 1992 to 1996; President, Kwikset Corporation from 1991 to

52    Water Pik Technologies, Inc.

1992; and Vice President of Manufacturing, U.S. Household Products from 1989 to 1991. Mr. Hoopis was President of the Stiffel Company from 1986 to 1989, and he held various marketing, manufacturing and engineering positions with other corporations. Mr. Hoopis is a Director of Meade Instruments Corp., a designer and distributor of telescopes and related accessories.

Robert A. Shortt is Executive Vice President, Sales, Marketing and Business Development of Water Pik Technologies, Inc. and has occupied this position since August 1999. From July 1999 to August 1999, Mr. Shortt was Vice President, Sales, Marketing and Business Development of the Consumer Products Division of ATI. From 1996 to 1999, Mr. Shortt was Vice President, Marketing and Merchandising of CSK Auto Corp., an automotive parts and accessories retailer. From 1995 to 1996, Mr. Shortt was Vice President, Marketing of Price Pfister, Inc., a division of The Black & Decker Corporation, and from 1990 to 1995, Mr. Shortt was Vice President of Kwikset Corporation, a division of The Black & Decker Corporation.

Victor C. Streufert is Vice President, Finance, Chief Financial Officer and Treasurer of Water Pik Technologies, Inc. and has occupied these positions since August 1999. From July 1999 to August 1999, Mr. Streufert was Vice President, Finance and Chief Financial Officer of the Consumer Products Division of ATI. Prior to that time, from 1996 to 1998, Mr. Streufert was Senior Vice President, Finance and Administration and Chief Financial Officer of National Telephone Communications, Inc. From 1995 to 1996, Mr. Streufert was Vice President, Finance and Chief Financial Officer of Pyxis Corporation, a health care technology and service company, and from 1989 to 1995, Mr. Streufert was Executive Vice President, Chief Financial Officer of American Health Properties Inc.

Richard P. Bisson is Vice President, Operations of Water Pik Technologies, Inc. and has occupied this position since August 1999. From July 1999 to August 1999, Mr. Bisson was Vice President, Operations of the Consumer Products Division of ATI. From January 1999 to July 1999, Mr. Bisson was a Consultant to the Chairman and Chief Executive Officer of Eldor Corporation, a producer of transformers for consumer and automotive markets. From 1996 to January 1999, Mr. Bisson was Managing Director of Gilardoni S.p.A., a supplier of products, components and services in medical, security and non-destructive testing industries. From 1990 to 1996, Mr. Bisson held a variety of positions with Price Pfister, Inc., a division of The Black & Decker Corporation, including Director, Manufacturing and Director, Engineering Services.

Robert J. Rasp is Vice President and General Manager, Pool Products and Heating Systems of Water Pik Technologies, Inc. and has occupied the position of Vice President since October 2003 and has occupied the position of General Manager since November 1999. Previously, he was President of Teledyne Laars from 1996 to November 1999 and Vice President, Heating Systems of Laars from 1994 to 1996. Prior to 1994 Mr. Rasp held senior-level management positions with Carrier Corporation and York International Corporation.

Theresa Hope-Reese is Vice President, Human Resources of Water Pik Technologies, Inc. and has occupied this position since January 2000. From 1988 to 1999, Ms. Hope-Reese was Vice President, Human Resources for Varco International, Inc., a manufacturer of oil field equipment. From 1984 to 1988, Ms. Hope-Reese was Regional Human Resources Manager for Getty Synthetic Fuels, a Division of Air Products and Chemicals, Inc. Prior to that she was Human Resources Manager at Data Point Corporation, a manufacturer of local area networks.

Richard D. Tipton is Vice President, General Counsel and Secretary of Water Pik Technologies, Inc. and has occupied these positions since March 2000. Prior to that time, from 1999 to 2000, Mr. Tipton was Vice President, General Counsel and Secretary of Data Processing Resources Corporation, an information technology services company. From 1987 to 1998, Mr. Tipton served in various legal executive positions at Chart House Enterprises, Inc., a national restaurant company, including Vice President – Legal Affairs and General Counsel from 1997 to 1998 and Vice President and Associate General Counsel from 1995 to 1997. Prior to 1987, Mr. Tipton engaged in the private practice of law in San Diego, California. He is a member of the California State Bar.

Robert P. Bozzone has served as a Director of Water Pik Technologies, Inc. since 1999 and his present term as a Director expires at our 2005 Annual Meeting of Stockholders. Mr. Bozzone is a member of the Board of Directors of ATI. From December 2000 through May 2004, he served as Chairman and also served as Chief Executive Officer and President of ATI from December 2000 through June 2001 and as Vice Chairman of the Board of Directors of ATI from August 1996 to December 2000. Mr. Bozzone served as Vice Chairman of Allegheny Ludlum Corporation from August 1994 to August 1996. Mr. Bozzone previously was President and Chief Executive Officer of Allegheny Ludlum Corporation. He has served continuously on the board of ATI or its predecessors since 1986. Mr. Bozzone is also Chair of the Board of Directors of Duquesne Light Holdings Inc., whose principal subsidiary is Duquesne Light Company, and a Director of Teledyne Technologies Incorporated ("Teledyne"). Mr. Bozzone serves as the non-employee Chair of our Board of Directors.

Water Pik Technologies, Inc.    53

F. Peter Cuneo has served as a Director of Water Pik Technologies, Inc. since 2001 and his present term as a Director expires at our 2005 Annual Meeting of Stockholders. Mr. Cuneo is currently Vice Chairman of Marvel Enterprises, Inc. ("Marvel") and has served in that capacity since June 2003. Mr. Cuneo also provides continuing advisory services to Marvel. He previously served as President, and Chief Executive Officer and Director of Marvel from July 1999 through December 2002. From September 1998 to July 1999, Mr. Cuneo served as Managing Director of Cortec Group Inc., a private equity fund. From February 1997 to September 1998, Mr. Cuneo was Chair of Cuneo & Co., L.L.C., a private investment firm. From May 1996 to February 1997, Mr. Cuneo was President, Chief Executive Officer and a Director of Remington Products Company, L.L.C., a manufacturer and marketer of personal care appliances. From May 1993 to May 1996, he was President and Chief Operating Officer at Remington. Mr. Cuneo is also a Director of Majesco Holdings Inc.

Babette E. Heimbuch has served as a Director of Water Pik Technologies, Inc. since 2002 and her present term as a Director expires at our 2006 Annual Meeting of Stockholders. Ms. Heimbuch has served as Chief Executive Officer of FirstFed Financial Corp. since 1997, as Chair since April 2002 and as a director since 1986. Her career with FirstFed Financial Corp. began in 1982 as Chief Financial Officer after serving as Audit Manager for KPMG. Ms. Heimbuch is also a Director of Scope Industries, and is Chair of the Board of Advisors of the Santa Monica-UCLA Medical Center.

W. Craig McClelland has served as a Director of Water Pik Technologies, Inc. since 1999 and his present term as a Director expires at our 2005 Annual Meeting of Stockholders. Mr. McClelland served as Chair and Chief Executive Officer of Union Camp Corporation, a manufacturer of paper products, from July 1994 until his retirement in June 1999. Prior to that time, he served as President and Chief Operating Officer of Union Camp. He is also a Director of ATI and International Paper Corporation.

William G. Ouchi has served as a Director of Water Pik Technologies, Inc. since 1999 and his present term as a Director expires at our 2007 Annual Meeting of Stockholders. Mr. Ouchi is the Sanford and Betty Sigoloff Professor in Corporate Renewal at the Anderson Graduate School of Management, UCLA and has held that position since 1998. Mr. Ouchi also held the position of Vice Dean for Executive Education at the Anderson Graduate School of Management, UCLA from July 1, 1995 to June 30, 2000. He is also a Director of ATI, FirstFed Financial Corp., and Sempra Energy.

Charles J. Queenan, Jr. has served as a Director of Water Pik Technologies, Inc. since 1999 and his present term as a Director expires at our 2006 Annual Meeting of Stockholders. Mr. Queenan is retired and holds the honorary title of Senior Counsel to Kirkpatrick & Lockhart LLP, Attorneys-at-Law. Prior to January 1996, he was a partner of the firm. Mr. Queenan is also a Director of ATI, Teledyne and Crane Co.

Audit and Finance Committee

The Company maintains an Audit and Finance Committee, consisting of Messrs. Cuneo and Queenan and Ms. Heimbuch, with Mr. Cuneo serving as Chair. All members of the Audit and Finance Committee are independent within the meaning of the listing standards of the NYSE, including the enhanced independence requirements for audit committee members under Exchange Act Rule 10A-3. In the opinion of our Board, our Audit and Finance Committee has more than one "audit committee financial expert" as defined in Registration S-K, Item 401(h). Mr. Cuneo is one of the persons with such designation, and Mr. Cuneo is independent.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10 percent of a registered class of the Company's equity securities (collectively "Insiders"), to file with the SEC initial reports of ownership (Form 3) and reports of changes in ownership (Form 4 or Form 5) of our Common Stock and other equity securities of the Company. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended September 30, 2004, we believe that our Insiders complied with all Section 16(a) filing requirements in a timely manner except: each of our executive officers named in the table above filed a late Form 4 on June 16, 2004 for one transaction involving the award of options on May 13, 2004 under the Company's 1999 Incentive Plan; and each of our Non-employee Directors named in the table above filed a late Form 4 on June 16, 2004 for one transaction involving the issuance of Common Stock on May 13, 2004 pursuant to the Company's 1999 Non-Employee Director Stock Compensation Plan, as amended.

Code of Ethics

The Company has Ethics and Compliance Guidelines which are distributed to all employees annually and new employees at the time of hire. In addition, we have adopted a Code of Ethics for Financial Executives that applies to our Chief Executive Officer,

54    Water Pik Technologies, Inc.

Chief Financial Officer and other key accounting and financial personnel. Copies of our Ethics and Compliance Guidelines and Code of Ethics for Financial Executives can be found under the "Investors/Corporate Information/Corporate Governance" section of our website at www.waterpik.com. We intend to disclose any amendments or waivers of our Code of Ethics at this location on our website.

Item 11 Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation for the Chief Executive Officer of the Company and the other four most highly compensated executive officers (collectively, the "Named Executive Officers") of the Company for the nine month transition period from January 1, 2004 to September 30, 2004 and the twelve month periods ended December 31, 2003, 2002 and 2001.

			Annual Compensation				Long-Term Compensation

Name and Principal Position(s)	Fiscal Year[1]		Salary ($)	Bonus ($)[2]	Other Annual Compensation ($)[3]		Restricted Stock Awards ($)[4]		Securities Underlying Options (#)[5]	All Other Compensation ($)[6]

Michael P. Hoopis President and Chief Executive Officer	2004 2003 2002 2001	*	$378,463 504,236 464,427 450,008	$0 281,000 149,000 191,000	$	– – – 104,237	$	– – 224,996 225,127	48,000 – 48,000 43,472	$44,752 41,910 48,919 72,746
Robert A. Shortt Executive Vice President, Sales, Marketing and Business Development	2004 2003 2002 2001	*	$214,500 288,539 270,962 260,000	$0 118,000 55,000 75,000	$	– – – 73,943	$	– – 129,992 130,073	21,000 – 21,000 24,151	$16,470 17,262 18,816 31,796
Victor C. Streufert Vice President, Finance and Chief Financial Officer	2004 2003 2002 2001	*	$204,594 271,379 250,965 240,011	$0 112,000 67,000 85,000	$	– – – –	$	– 55,162 119,996 120,066	20,000 – 20,000 22,219	$20,555 21,873 26,036 26,287
Richard P. Bisson Vice President, Operations	2004 2003 2002 2001	*	$179,350 235,174 217,668 201,406	$0 101,000 60,000 75,000	$	– – – –	$	– – – 100,750	15,000 – 15,000 19,321	$18,099 15,983 20,940 20,062
Robert J. Rasp Vice President and General Manager, Pool Products and Heating Systems	2004 2003 2002 2001	*	$175,385 243,248 209,941 207,867	$0 100,000 55,000 70,000	$	– – – –	$	– – 74,993 104,057	15,000 – 15,000 15,457	$15,216 17,327 22,007 28,553

*Reporting for 2004 is for nine months (January through September) – see footnote 1 for additional information.

1The Company operates on a 52- or 53-week fiscal year-ending on the last Sunday closest to its fiscal year end. Each fiscal year-end consists of four 13-week quarters, with an extra week added to the fourth quarter every five to six years. Effective January 1, 2004, the Company changed its fiscal year end from December 31 to September 30. The Company is reporting compensation for a full 12 month period (January through December) for fiscal years 2001, 2002 and 2003 and for a nine month transition period from January through September 2004.

2In connection with and as a result of the Board changing our fiscal year-end to September 30, the Personnel and Compensation Committee determined not to truncate the 2004 Annual Incentive Plan performance year since goals and measurements were established for the calendar year. Any bonuses earned for the January 1 through December 31, 2004 performance period will be determined and paid in early 2005. The row for fiscal year 2003 reflects bonus for 2003 paid in 2004 by the Company. The row for fiscal year 2002 reflects bonus for 2002 paid in 2003 by the Company. The row for fiscal year 2001 reflects bonuses for 2001 paid in 2002 by the Company.

3Includes payment of $80,000 in 2001 to Mr. Hoopis, as required under his employment contract with the Company. Includes payment of $60,000 in 2001 to Mr. Shortt, as required under his employment contract with the Company.

4Represents the values of $7.36, $9.34 and $7.91 of restricted Company Common Stock awarded in 2003, 2002 and 2001, respectively, to the Named Executive Officers under the SARP, calculated based upon the average of the high and low sales price of a share of our Common

Water Pik Technologies, Inc.    55

Stock during a ten trading day period preceding the award date, according to the terms of the SARP. The closing price of our Common Stock on the grant dates for the restricted stock was $7.30, $9.22, and $7.90 in 2003, 2002 and 2001, respectively. The SARP is described under the caption "Report on Executive Compensation – Compensation Components." The aggregate number of shares and value of all restricted stock awards to the Named Executives Officers under the SARP using the closing market price of $15.44 on October 1, 2004 was: Mr. Hoopis 106,598 shares ($1,645,874); Mr. Shortt 63,466 shares ($979,915); Mr. Streufert 65,928 shares ($1,017,928); Mr. Bisson 38,412 shares ($593,081); Mr. Rasp 44,832 shares ($692,206). The restricted stock awards relating to the aggregate amounts reported in the preceding sentence were made during 1999, 2001, 2002 and 2003. If any dividend is declared on our Common Stock, the shares of restricted Common Stock granted to the Named Executive Officers will participate on an equal basis.

5Reflects options granted under the Company's 1999 Incentive Plan. With respect to Messrs. Hoopis and Rasp, such amount does not include the conversion of options originally granted under the ATI Incentive Plan, which were converted into economically equivalent options to purchase the Company's Common Stock in connection with the spin-off.

6Includes the Company's basic and matching contributions under our retirement plan (which includes a 401(k) plan feature) and deferred compensation plan for 2004 in the amounts of $39,037 for Mr. Hoopis, $14,963 for Mr. Shortt, $18,985 for Mr. Streufert, $16,764 for Mr. Bisson, $14,784 for Mr. Rasp. Also includes life insurance premiums in the amount of $5,715 for Mr. Hoopis, $1,507 for Mr. Shortt, $1,570 for Mr. Streufert, $1,335 for Mr. Bisson and $432 for Mr. Rasp.

Stock Options

Option Grants in Last Fiscal Year

The table below sets forth information with respect to stock options granted to the Named Executive Officers during fiscal year ended September 30, 2004.

	Individual Grants
					Potential Realizable Value at Assumed Rates Of Stock Price Appreciation for Option Term[3]
	Number of Securities Underlying Options Granted (#)[1]
		% of Total Options Granted to Employees in Fiscal Year[2]	Exercise or Base Price ($/Sh)
				Expiration Date
Name					5% ($)	10% ($)

Michael P. Hoopis	48,000	19.12%	15.55	5/13/2014	$469,000	$1,190,000
Robert A. Shortt	21,000	8.37%	15.55	5/13/2014	205,000	521,000
Victor C. Streufert	20,000	7.97%	15.55	5/13/2014	196,000	496,000
Richard P. Bisson	15,000	5.98%	15.55	5/13/2014	147,000	372,000
Robert J. Rasp	15,000	5.98%	15.55	5/13/2014	147,000	372,000

1Reflects options granted during fiscal 2004 (January 1, 2004 through September 30, 2004) under the Company's 1999 Incentive Plan. The options vest over a 16 month period in two equal installments on May 13, 2005 and September 30, 2005.

2The total number of options granted to the named executive officers listed above and others (251,000) come from the Company's 1999 Incentive Plan (145,000) and Broad-Based Plan (106,000).

3The assumed "potential realizable values" represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5 percent and 10 percent annually from the date the respective options were granted to their expiration date. The actual value of these options depends on the future performance of our Common Stock and overall stock market conditions. There is no assurance that the values reflected in this table will be realized.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The table below sets forth information with respect to stock options exercised by the Named Executive Officers during the fiscal year ended September 30, 2004. In addition, it indicates the number and value of vested and unvested options held by the Named Executive Officers as of September 30, 2004.

			Number of Securities Underlying Unexercised Options at FY-End (#)	Value of Unexercised In-the-Money Options at FY-End ($)[1]
	Shares Acquired On Exercise (#)
		Value Realized ($)
Name			(Exercisable/Unexercisable)	(Exercisable/Unexercisable)

Michael P. Hoopis	0	$0	453,840/123,473	$3,167,057/$503,587
Robert A. Shortt	62,500	319,377	55,301/59,152	394,761/257,973
Victor C. Streufert	0	0	101,103/55,554	740,982/239,957
Richard P. Bisson	0	0	81,141/44,322	594,721/199,459
Robert J. Rasp	17,220	156,013	104,969/40,458	626,754/171,110

1The "value of unexercised in-the-money options" is calculated by subtracting the exercise price per share from $15.22, which was the average of the high and low sales prices of a share of our Common Stock on the NYSE on October 1, 2004.

56    Water Pik Technologies, Inc.

Director Compensation

Members of the Board who are also employees of the Company do not receive any compensation for their services as Directors on our Board or its committees. Each Director who is not an employee of the Company received an annual retainer fee of $25,000 during calendar 2004, and will receive an annual retainer fee of $36,000 during calendar 2005. The non-executive Chairman of our Board of Directors is paid an additional annual fee of $10,000. Each non-employee chair of a committee was paid an annual fee of $2,000 during calendar 2004 and will be paid an annual fee of $3,000 during 2005. Directors were also paid $1,500 for each Board meeting and $1,500 for each committee meeting attended through July 2004, and are paid $2,000 for each Board meeting and $2,000 for each committee meeting attended starting in August 2004.

The non-employee Directors also participate in the 1999 Non-Employee Director Stock Compensation Plan (the "Director Plan"). The purpose of the Director Plan is to provide non-employee Directors with an increased personal interest in our performance.

Under the Director Plan, each non-employee Director receives a one-time grant of 3,000 restricted shares of our Common Stock upon joining the Board, and an annual grant of 3,000 restricted shares of our Common Stock on the date of our Annual Meeting of stockholders. The one-time restricted share grant vests at the rate of one-third per year, and the annual restricted share grant vests in its entirety on the third anniversary of the date of grant. The Director Plan also provides that each non-employee Director will receive at least 25 percent of the annual retainer fee in the form of our Common Stock. Each Director may elect to receive a greater percentage of that fee in our Common Stock. One Director has elected to receive 100 percent of the annual retainer in the form of our Common Stock.

Long-term Incentive Plans-Awards in Last Fiscal Year

The long-term incentive plan covered in this table is the Water Pik Technologies, Inc. Performance Share Plan ("PSP") for the October 1, 2003 through September 30, 2006 performance term (the "Current Performance Period"). A description of the PSP and awards is provided in this report under the caption "Report on Executive Compensation – Compensation Components" and in note 7 to our financial statements.

Estimated Future Payouts Under Non-Stock Price-Based Plans[2]
	Number of Shares, Units Or Other Rights (#)[1]	Performance Or Other Period Until Maturation Or Payout
Name			Threshold	Target	Maximum

Michael P. Hoopis	N/A	10/1/03–9/30/06	17,578 shares $172,125	23,438 shares $229,500	29,297 shares $286,875
Robert A. Shortt	N/A	10/1/03–9/30/06	7,886 shares $77,220	10,515 shares $102,960	13,143 shares $128,700
Victor C. Streufert	N/A	10/1/03–9/30/06	7,453 shares $72,981	9,938 shares $97,308	12,422 shares $121,635
Richard P. Bisson	N/A	10/1/03–9/30/06	6,414 shares $62,807	8,552 shares $83,742	10,690 shares $104,678
Robert J. Rasp	N/A	10/1/03–9/30/06	6,618 shares $64,800	8,824 shares $86,400	11,029 shares $108,000

1During the nine months ended September 30, 2004, there were no awards earned under the PSP, as the PSP awards are determined and earned at the end of the performance period. The Current Performance Period will be completed at the end of our fiscal year ending September 30, 2006.

2The value of the awards that may be earned during the Current Performance Period was determined as of October 1, 2003, the beginning of the Current Performance Period. Awards under the PSP will be paid 50 percent in stock and 50 percent in cash. For the stock portion of the awards, the number of shares was determined by dividing 50 percent of the value of the award by $9.7920, which was the average closing price of a share of our Common Stock during a thirty-day trading period preceding the beginning of the Current Performance Period.

Employment Contracts, Termination of Employment and Change in Control Arrangements

Effective October 23, 2001, the Company entered into amended and restated employment agreements with each of its seven executive officers, including the Named Executive Officers. The amended and restated employment agreements superceded and replaced the employment agreements that existed prior to October 23, 2001 ("prior agreements") between the Company and each of the executive officers. The amended and restated employment agreements are in substantially the same form and have a rolling one year term which is automatically extended for one month at the end of each month during the term unless

Water Pik Technologies, Inc.    57

written notice is given by either party. The amended and restated employment agreements also contain severance benefits in the event of termination of the executive as a result of death, disability, termination by the Company without cause or termination by the executive for good reason, including in the event of a change in control, and certain other benefits including but not limited to certain welfare benefits, vacation, auto allowance and tax preparation and financial planning services. All terms, such as "good reason," "change in control" and "welfare benefits," are defined in the agreements.

Mr. Hoopis has an employment agreement with the Company that provides for a base salary of $450,000, which has been increased at the discretion of the Personnel and Compensation Committee, and a target bonus under our AIP of 60 percent of his base salary based on Company financial and individual performance. The employment agreement has the following severance benefits: (i) in the event of termination as a result of death, two times base salary and two times target bonus (calculated as if 100 percent of all Company financial and personal performance objectives were achieved), (ii) in the event of termination as a result of disability, two times base salary, two times target bonus (calculated as if 100 percent of all Company financial and personal performance objectives were achieved) and continuation of welfare benefits for the remainder of the term of the agreement, and (iii) in the event of termination by the Company without cause or termination by Mr. Hoopis for good reason, other than change in control, two times base salary, two times target bonus (calculated as if 100 percent of all Company financial and personal performance objectives were achieved) and continuation of welfare benefits for two years or until covered by comparable welfare benefits.

Mr. Hoopis' employment agreement contains the following severance benefits in the event of termination by the Company without cause or resignation by Mr. Hoopis for good reason, either event occurring within two years after a change in control: three times base salary, three times target bonus (calculated as if 100 percent of all corporate and personal performance objectives were achieved), prorated bonus for the year of termination (calculated as if 120 percent of Company financial and personal goals were achieved), prorated cash payment from our PSP (calculated as if 120 percent of Company financial and personal goals were achieved), vesting of all outstanding stock options, removal of restrictions on all restricted stock awards, vesting of any employer contribution to the non-qualified deferred compensation plan, outplacement services and continuation of welfare benefits for three years or until covered by comparable welfare benefits. In addition, Mr. Hoopis' employment agreement provides that the Company may defer payments that would exceed the cap under Section 162(m) of the Code, except in the event of termination for good reason within two years after a change in control. Mr. Hoopis' employment agreement also provides that any severance payments made shall be increased, if necessary, to eliminate the impact of any excise tax imposed under Section 4999 of the Code or special tax (not ordinary income tax) imposed by any state or local authority.

Mr. Shortt has an employment agreement with the Company that provides for a base salary of $260,000 and a target bonus under our AIP of 45 percent of his base salary. Mr. Streufert has an employment agreement with the Company that provides for a base salary of $240,000 and a target bonus under our AIP of 45 percent of his base salary. Mr. Rasp has an employment agreement with the Company that provides for a base salary of $208,111 and a target bonus under our AIP of 45 percent of his base salary. Mr. Bisson has an employment agreement with the Company that provides for a base salary of $201,400 and a target bonus under our AIP of 45 percent of his base salary.

All of the base salaries of the Named Executive Officers set forth in the employment agreements have been increased at the discretion of the Personnel and Compensation Committee. The current base salaries for Messrs. Hoopis, Shortt, Streufert, Rasp and Bisson are $535,500, $297,440, $285,000, $252,000 and $250,000, respectively. The actual bonus award amounts under our AIP are determined in the discretion of the Personnel and Compensation Committee based on Company financial and individual performance. The employment agreements for Messrs. Shortt, Streufert, Rasp and Bisson all contain substantially identical provisions to Mr. Hoopis' employment agreement with respect to severance benefits and other terms, except that the amounts for payment of base pay and bonus and continuation of welfare benefits in the event of termination are one year less than the amounts provided in Mr. Hoopis' agreement.

Each of the Named Executive Officers has stock option agreements relating to each stock option award and restricted stock award agreements relating to restricted stock awarded in connection with purchases under our SARP. Under the terms of the stock option agreements and restricted stock award agreements, upon a change in control, as such term is defined in the agreements, all unvested stock options will vest and all restrictions will be removed from restricted stock.

REPORT ON EXECUTIVE COMPENSATION

The following Report on Executive Compensation and the performance graphs included elsewhere in this Form 10-K do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing

58    Water Pik Technologies, Inc.

under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report or the performance graphs by reference therein.

This report on executive compensation is furnished by the Personnel and Compensation Committee of the Board of Directors (the "Committee").

Executive Compensation Principles

For 2004, the following principles have guided the Committee in establishing executive compensation programs:

•
Total executive compensation will be performance oriented, with a substantial portion of total compensation tied to internal and external measures of the Company's performance. Superior performance will significantly increase total compensation opportunities.
•
Total executive compensation will be competitive in the aggregate, using industry and market comparisons, including data supplied by Hewitt Associates and William M. Mercer, among other nationally recognized executive compensation consulting firms, to gauge the competitive marketplace.
•
The programs will attract, retain, and motivate an effective management team.

Compensation Components

As described in more detail below, the Committee has adopted policies and programs relating to base salaries, short-term incentives and long-term incentives intended to achieve the goals underlying the principles discussed above. For the twelve months ending December 31, 2004, executive compensation consists of the following components:

(1)
Base salary for all management positions are at the industry or market mean average for comparable positions unless there are sound reasons for significant variations. Judgment is the guiding factor in base salary determinations, as well as other compensation issues.

(2)
Short-term incentives are provided under the Annual Incentive Plan ("AIP"). The AIP is a cash bonus plan which provides key executives of the Company, including the executive officers, the opportunity to earn an incentive award when certain financial and personal performance objectives are met. Under the AIP, individual participant target incentive awards range from 20 percent to 60 percent of the participant's annual base salary. Under the terms of the 2004 AIP, the maximum potential individual participant award is 225 percent of the participant's target award. For 2003 and 2004, 60 percent of the incentive award is based on the achievement of target net income, 20 percent is based upon achievement of target return on average capital employed and 20 percent is based on achievement of individual goals. The Committee may, in its discretion, amend the AIP and its goals, objectives and targets at any time.

  The bonus column of the Summary Compensation Table contains the annual incentive award earned in calendar 2003 and paid in 2004 for each of our Named Executive Officers pursuant to the AIP. In connection with and as a result of the Board changing our fiscal year-end to September 30, the Committee determined not to truncate the 2004 AIP performance year since goals and measurements were established for the calendar year. Any bonuses earned for the January 1 through December 31, 2004 AIP performance period will be determined and paid in early 2005.

(3)
Long-term incentives for 2004 consisted of the following two components:

(a)
The Performance Share Plan ("PSP") is a cash and stock award plan designed to reward key executives for the achievement of pre-determined performance goals over a multi-year cycle (the "Performance Period"), which generally lasts three years. Participants include key executives whose actions directly affect the long-term success of the Company and are determined based on nomination by the Chief Executive Officer and approval by the Committee. On January 28, 2004, the Committee approved a PSP for the performance period from October 1, 2003 through September 30, 2006 (the "Current Performance Period"). The PSP for the Current Performance Period provides for grants of stock and cash that will be earned if specified performance objectives are met over a three-year period. During the Current Performance Period, the financial target is based on the achievement of a specified percentage increases in total business return ("TBR"), which is derived from the increase in the value of our business or operating segment (measured as a multiple of operating profit after tax) over the performance period and the free cash flow generated by our operations after payment of capital expenditures. Under the PSP for the Current Performance Period, each participant was assigned a pre-determined target award value ranging from 75 percent to 125 percent of their base salary at the beginning of the Current Performance Period multiplied by the target TBR percentages. At the end of the Current Performance Period, if the pre-determined threshold TBR percentages have been achieved, each participant will receive an award, paid 50 percent in cash and 50 percent in stock issued from our Incentive Plan, equal to the value of the pre-determined award level adjusted for the TBR achieved. In the event the threshold TBR

Water Pik Technologies, Inc.    59

    percentages are not achieved during the Current Performance Period, no cash or stock awards will be paid under the PSP for the Current Performance Period.

  (b)
  Stock Acquisition and Retention Program – The Stock Acquisition and Retention Program ("SARP") is designed to encourage key executives to acquire and retain our Common Stock.

    SARP Plan Generally.    Under the SARP, certain key executives may purchase shares from the Company or designate, as being subject to the SARP, already-owned shares of our Common Stock. For every two shares purchased or designated under the SARP, there is automatically granted an award of one share of restricted stock. The restricted shares will generally vest over a five-year period. In addition, prior to the date that the restricted shares would otherwise vest, the restriction will lapse if there is a change in control of the Company or the participant retires or dies.

    Shares Purchased or Designated under the SARP.    In 1999, participant executives could make a one-time purchase or designation of a number of shares having a market price equal to a maximum of two times the participant's annual base salary. Those executives who purchased shares under the SARP during 1999 were not eligible to make additional purchases under the SARP during 2000. Two senior executives that did not participate in the SARP during 1999 made purchases under the SARP during 2000 equal to one times their annual base salaries. During 2001, seven executive officers made purchases under the SARP equal to one times annual base salary. During 2002, three senior executives made purchases under the SARP equal to one times their annual base salaries and one senior executive made a purchase at an amount less than his annual base salary. During 2003, one senior executive designated shares previously purchased on the open-market.

    Loans Under the SARP.    A SARP participant can elect to purchase shares from the Company under the SARP by delivering cash or, prior to the passage of the Sarbanes-Oxley Act on July 30, 2002, a promissory note. Between October 2003 and April 2004, all seven of our executive officers, including the Chief Executive Officer, fully repaid their SARP loans to the Company in accordance with their terms of the loans by tendering SARP purchased shares to the Company. There are currently no SARP or other loans by the Company to any executive officers or directors.

    SARP Forfeiture Provisions.    The SARP forfeiture provisions are applicable to the restricted stock awarded under the SARP. Unless the Committee provides a waiver, the SARP provides for the forfeiture of the shares of restricted stock awarded under the SARP if within five years from the date of grant (i) the SARP participant transfers, sells or otherwise disposes of the related purchased or designated Common Stock other than to a permitted transferee or in a transaction constituting a change in control or (ii) the employment of the SARP Participant with the Company and its affiliates terminates for any reason or (iii) the SARP participant defaults on the loan, if any, used to purchase the related purchased Common Stock. The forfeiture provisions apply during the forfeiture period to shares purchased for cash, to designated shares, and to shares purchased with the proceeds of a loan from the Company (whether the event causing forfeiture occurs before, in connection with, or after the repayment of the loan). During January 2003, the Committee exercised its authority under the SARP to waive the forfeiture of the shares of restricted stock for the period from February 1, 2003 through August 1, 2004 in connection with the transfer of shares to the Company in repayment of a loan under the SARP program or the sale of purchased shares on the open market that are necessary to cover capital gains taxes that may be due as a result of tendering SARP shares to the Company to repay loans.

  (c)
  Stock Options – On May 13, 2004, stock options were issued to seven executive officers and twenty other participants from the 1999 Incentive Plan and the Broad-Based Stock Option Plan respectively. Under the terms of the stock option agreements, one-half of the options will vest one year from the date of issue and one-half will vest sixteen months from the date of issue.

For 2005, the Committee intends to continue to closely examine compensation programs of comparable businesses within our industry segment, other relevant market data from various industry sources as well as internal Company performance metrics to determine whether our current compensation plans are appropriate and further the best interests of the Company and its stockholders.

Compensation of Chief Executive Officer

The 2004 base salary and incentive compensation of Michael P. Hoopis, President and Chief Executive Officer of the Company, was established by the Committee in accordance with the general compensation principles described above.

Mr. Hoopis' base salary was $450,000 from October 2000 through June 2002. The Committee did not consider an increase in Mr. Hoopis' salary in October 2001, his annual salary review date, due to a company-wide wage freeze implemented in

60    Water Pik Technologies, Inc.

April 2001. Mr. Hoopis' salary was reviewed in July 2002, 2003 and 2004, and his annual base salary was increased to $480,00, $510,000 and $535,000 on those respective dates. When annualized, Mr. Hoopis' annual base salary growth has averaged 3.8 percent year-over-year for 2000 through 2004, positioning Mr. Hoopis competitively with respect to market levels.

For 2004, the target opportunity for Mr. Hoopis' annual incentive award was set at 60 percent of his base salary. Under the AIP, this would be the amount of the incentive award if the Company and Mr. Hoopis achieved 100 percent of the financial and individual performance objectives. On January 28, 2004, the Committee determined the AIP award amounts for all participants. In determining the awards, the Committee reviewed the Company's performance against target measures of net income and return on capital employed as well as individual participant goal achievement. In January 2004, the Committee awarded Mr. Hoopis $281,370 under the terms of the 2003 AIP based on actual Company and individual goal achievement. Under the terms of the 2004 AIP, Mr. Hoopis' target award will be $321,000 if 100 percent of the financial and individual performance objectives are met for the twelve months ending December 31, 2004.

Mr. Hoopis has been granted options to purchase our Common Stock periodically during his tenure as President and CEO of the Company. Stock options are designed to provide long-term incentives consistent with industry and market comparisons. Mr. Hoopis also holds options to purchase 71,564 shares of our Common Stock that were converted from options granted to him by ATI prior to our spin-off from ATI. Mr. Hoopis' ATI-conversion options are fully vested at this time. On November 30, 1999, Mr. Hoopis received options to purchase 279,333 shares of our Common Stock, the final 50 percent of which fully vested during 2001. In October 2000, Mr. Hoopis was granted an option to purchase 43,472 shares of Common Stock pursuant to our 2001–2003 PSP. Mr. Hoopis' 2001–2003 PSP options vest at the rate of one-third per year commencing December 31, 2003. In October 2000, Mr. Hoopis received an option to purchase 43,472 shares of our Common Stock, an option in October 2001 to purchase 43,472 shares of our Common Stock, and an option in October 2002 to purchase 48,000 shares of our Common Stock, all grants being part of our annual stock option grant to selected employees under the 1999 Incentive Plan, all of which vest at the rate of one-third per year commencing on the grant date. There were no options granted during 2003. On May 13, 2004, Mr. Hoopis was granted an option to purchase 48,000 shares of our Common Stock, which option vests at the rate of one-half on May 13, 2005 and one-half on September 30, 2005.

Mr. Hoopis participated in our SARP during 1999, 2001 and 2002. In November 1999, he purchased 108,108 shares of our Common Stock and received a corresponding restricted stock grant of 54,054 shares pursuant to the terms of the plan. In May 2001, Mr. Hoopis purchased 56,922 shares of our Common Stock and received a corresponding restricted stock grant of 28,461 shares of our Common Stock pursuant to the plan terms. In February 2002, Mr. Hoopis purchased 48,166 shares of our Common Stock and received a corresponding restricted stock grant of 24,083 shares of our Common Stock pursuant to the plan terms. All of Mr. Hoopis' purchases under the SARP were made through loans from the Company in accordance with the terms of the plan prior to July 30, 2002, and all of such loans were fully repaid by Mr. Hoopis to the Company in February 2004 by tendering share that he purchased under the SARP to the Company, as permitted under the SARP.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code (the "Code") imposes limits on tax deductions for annual compensation paid to a chief executive officer and the four other most highly compensated officers unless the compensation qualifies as "performance-based" or is otherwise exempt under the law. The Company's 1999 Incentive Plan is intended to meet the deductibility requirements of the regulations promulgated under Section 162(m). However, the Committee may determine in any year that it would be in the best interests of the Company and its stockholders for awards to be paid that would not satisfy the requirements of Section 162(m) for deductibility.

Respectfully Submitted:

THE PERSONNEL AND COMPENSATION COMMITTEE
Charles J. Queenan, Jr., Chair W. Craig McClelland William G. Ouchi

Compensation Committee Interlocks and Insider Participation

During 2004, Messrs. Queenan, Ouchi and McClelland were members of the Personnel and Compensation Committee. No member of the Personnel and Compensation Committee is or has been an officer or employee of the Company. In December 2000, Mr. Bozzone became the Chairman, Chief Executive Officer and President of ATI, the Company's former parent, and continued in such roles until May 2001, thereafter remaining as Chairman of ATI until May 2004. Mr. Bozzone is

Water Pik Technologies, Inc.    61

currently a director of ATI. Messrs. Queenan and McClelland are members of the Personnel and Compensation Committee of ATI. Mr. McClelland also serves as a member of the Stock Incentive Award Subcommittee of ATI.

Mr. Queenan is retired and holds the honorary title of Senior Counsel to a law firm that occasionally provides services to the Company. The law firm does not compensate Mr. Queenan nor does he participate in its earnings or profits. Mr. Queenan has been determined to be independent under the NYSE rules relating to non-employee board members and Audit Committee members.

COMPARATIVE STOCK PERFORMANCE

The following performance graph compares the total stockholder return of an investment in our Common Stock to that of the New York Stock Exchange Market Index and the Russell 2000 Index for the period commencing November 30, 1999, the date on which our Common Stock was first publicly traded, and ending on September 30, 2004. Due to the Company's diverse product lines, no suitable peer group has been determined; accordingly, the Russell 2000 Index is included for comparison of issuers with the closest available market capitalizations to the Company. The graph assumes that the value of the investment in our Common Stock was $100 on November 30, 1999, the first day of "regular way" trading of our Common Stock, in each of our Common Stock, the Russell 2000 Index and the New York Stock Exchange Market Index and the Russell 2000 Index and that all dividends were reinvested. No cash dividends have been paid or declared on our Common Stock. The historical information set forth below is not necessarily indicative of future performance. We do not make or endorse any predictions as to future stock performance.

In accordance with the rules of the Securities and Exchange Commission, this presentation is not incorporated by reference into any of our registration statements under the Securities Act of 1933, as amended.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG WATER PIK TECHNOLOGIES, INC.,
RUSSELL 2000 INDEX AND NYSE MARKET INDEX

DOLLARS
225
200
175
150
125
100
75
11/30/99
12/31/99
12/31/00
12/31/01
12/31/02
12/31/03
9/30/04

	11/30/99	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03	9/30/04
WATER PIK TECHNOLOGIES, INC.	100	130	95	118	100	166	205
RUSSELL 2000 INDEX	100	111	106	107	84	122	126
NYSE MARKET INDEX	100	103	103	96	79	102	93

ASSUMES $100 INVESTED ON NOVEMBER 30, 1999
ASSUMES DIVIDEND REINVESTMENT

62    Water Pik Technologies, Inc.

Item 12 Security Ownership of Certain Beneficial Owners and Management Security Ownership

The following table sets forth the number of shares of our Common Stock beneficially owned, directly or indirectly, by each person known to us to own beneficially more than five percent of our outstanding Common Stock, each Director, each of our Named Executive Officers and by our Directors and executive officers as a group, in each case based upon the beneficial ownership of such persons reported to us as of December 3, 2004, including shares as to which a right to acquire ownership exists within 60 days of December 3, 2004 (for example, through the exercise of stock options) within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934 unless otherwise indicated. Each person has sole voting and investment power with respect to the shares listed and each person's address is the address of our corporate offices, except where otherwise noted.

Beneficial Owner	Shares Owned	Shares Under Restricted Stock Plans[1]	Total Shares Beneficially Owned	Percent of Shares Outstanding As of December 3, 2004

Tennenbaum Capital Partners, LLC[2] 2951 28th Street, Suite 1000 Santa Monica, CA 90405	2,360,485	–	2,360,485	19.5%
Wells Fargo & Company[3] 420 Montgomery St. San Francisco, CA 94104	1,352,771	–	1,352,771	11.2%
Richard P. Simmons[4] Birchmere, Quaker Hollow Road Sewickley, PA 15143	859,190	–	859,190	7.1%
Singleton Group LLC[5] 335 North Maple Drive, Suite 177 Beverly Hills, CA 90210	699,981	–	699,981	5.8%
Michael P. Hoopis[6]	605,974	52,544	658,518	5.4%
Robert P. Bozzone[7]	370,477	6,000	376,477	3.1%
Victor C. Streufert[8]	203,093	35,523	238,616	2.0%
Robert J. Rasp[9]	159,801	21,182	180,983	1.5%
Robert A. Shortt[10]	142,263	30,358	172,621	1.4%
Richard P. Bisson[11]	110,172	38,412	148,584	1.2%
William G. Ouchi[12]	65,157	6,000	71,157	*
Charles J. Queenan, Jr.[13]	50,638	6,000	56,638	*
W. Craig McClelland[14]	27,154	6,000	33,154	*
F. Peter Cuneo[15]	10,920	6,000	17,920	*
Babette E. Heimbuch	4,343	7,000	11,343	*
All Directors and executive officers as a group (13 persons)[16]	925,572	153,690	1,364,953	11.3%

*Less than one percent of the outstanding shares.

1Subject to forfeiture if established service and other forfeiture conditions are not met.

2Based solely upon information set forth in Schedule 13D dated January 11, 2001 and filed with the SEC on January 12, 2001, as amended on November 14, 2003 (filed November 17, 2003), amended December 4, 2003 (filed December 8, 2003) and amended January 27, 2004 (filed January 28, 2004). The number listed represents shares of our Common Stock beneficially owned by one or more members of a group consisting of Special Value Bond Fund, LLC, Special Value Bond Fund II, LLC, SVIM/MSM, LLC, SVIM/MSM II, LLC, Tennenbaum Capital Partners, LLC (formerly Special Value Investment Management), LLC, Tennenbaum Capital Partners, LLC and Michael E. Tennenbaum.

3Based solely upon information set forth in Schedule 13G dated December 9, 2003 and filed with the SEC on December 10, 2003, as amended on January 16, 2004 (filed January 20, 2004) and amended February 12, 2004 (filed February 13, 2004), as updated pursuant to e-mail provide by Wells Fargo law department on November 11, 2004.

4Based solely upon information set forth in Schedule 13G/A dated February 4, 2003 and filed with the SEC on February 4, 2003, and information set forth in Schedule 13D dated May 30, 2003 and filed with the SEC on May 30, 2003. Mr. Simmons disclaims beneficial ownership of 11,895 shares of our Common Stock owned by the R. P. Simmons Family Foundation, a private charitable foundation to which Mr. Simmons serves as trustee.

5Based solely upon information set forth in Schedule 13G dated April 19, 2000 and filed with the SEC on April 21, 2000. The number listed represents shares of our Common Stock beneficially owned by one or more members of a group consisting of William W. Singleton, Caroline W. Singleton and Donald E. Rugg.

Water Pik Technologies, Inc.    63

6Includes 498,821 shares of our Common Stock to which Mr. Hoopis has or will have the right to acquire within 60 days through the exercise of stock options. Also includes 54,054 shares of our Common Stock to which Mr. Hoopis has or will have the right to acquire within 60 days through the conversion of stock units held under the deferred compensation feature of the Company's 1999 Incentive Plan. Under the 1999 Incentive Plan, vested stock units are distributed in the form of Common Stock to the participant, upon termination of employment in a lump sum or periodically as elected by the participant. Stock units, all of which would be vested either over time or through acceleration, are also automatically distributed in the form of Common Stock upon a change of control of the Company, regardless of whether the participant has elected lump sum or periodic distribution. The stock units held in the 1999 Incentive Plan for Mr. Hoopis are fully vested and are subject to lump sum distribution in the form of our Common Stock.

7Includes 92,457 shares of our Common Stock held by The Robert P. Bozzone Grantor Retained Annuity Trust II, as to which Mr. Bozzone serves as trustee, 121 shares of our Common Stock held in Mr. Bozzone's account as a participant in the Teledyne, Inc. 401(k) plan, 12,000 shares owned by Mr. Bozzone's wife to which he disclaims beneficial ownership and 9,000 shares of our Common Stock to which Mr. Bozzone has or will have the right to acquire within 60 days through the exercise of stock options.

8Includes 15,000 shares of our Common Stock that are held by The Streufert Family Revocable Living Trust dated May 16, 1997, as to which Mr. Streufert serves as a trustee, and 122,582 shares of our Common Stock to which Mr. Streufert has or will have the right to acquire within 60 days through the exercise of stock options. Also includes 30,405 shares of our Common Stock to which Mr. Streufert could have the right to acquire within 60 days through the conversion of stock units held under the deferred compensation feature of the Company's 1999 Incentive Plan. The stock units held in the 1999 Incentive Plan for Mr. Streufert are fully vested and are subject to periodic distribution in the form of our Common Stock. See note (6) for additional information regarding the deferred compensation feature of the 1999 Incentive Plan.

9Includes 120,274 shares of our Common Stock to which Mr. Rasp has or will have the right to acquire within 60 days through the exercise of stock options and 1,148 shares of our Common Stock held by Mr. Rasp in the Company's 401(k) plan. Also includes 23,650 shares of our Common Stock to which Mr. Rasp could have the right to acquire within 60 days through the conversion of stock units held under the deferred compensation feature of the Company's 1999 Incentive Plan. The stock units held in the 1999 Incentive Plan for Mr. Rasp are fully vested and are subject to periodic distribution in the form of our Common Stock. See note (6) for additional information regarding the deferred compensation feature of the 1999 Incentive Plan.

10Includes 78,402 shares of our Common Stock to which Mr. Shortt has or will have the right to acquire within 60 days through the exercise of stock options. Also includes 33,108 shares of our Common Stock to which Mr. Shortt could have the right to acquire within 60 days through the conversion of stock units held under the deferred compensation feature of the Company's 1999 Incentive Plan. The stock units held in the 1999 Incentive Plan for Mr. Shortt are fully vested and are subject to periodic distribution in the form of our Common Stock. See note (6) for additional information regarding the deferred compensation feature of the 1999 Incentive Plan.

11Includes 99,022 shares of our Common Stock to which Mr. Bisson has or will have the right to acquire within 60 days through the exercise of stock options.

12Includes 50,000 shares of our Common Stock owned by the William G. Ouchi Consultants, Inc. Money Purchase Pension Plan dated November 1, 1980, as to which Mr. Ouchi serves as a trustee, and 9,000 shares of our Common Stock to which Mr. Ouchi has or will have the right to acquire within 60 days through the exercise of stock options.

13Includes 2,705 shares of our Common Stock owned by Mr. Queenan's wife to which he disclaims beneficial ownership and 9,000 shares of our Common Stock to which Mr. Queenan has or will have the right to acquire within 60 days through the exercise of stock options.

14Includes 9,000 shares of our Common Stock to which Mr. McClelland has or will have the right to acquire within 60 days through the exercise of stock options.

15Includes 7,000 shares of our Common Stock to which Mr. Cuneo has or will have the right to acquire within 60 days through the exercise of stock options.

16Includes all Directors, Named Executive Officers and other executive officers as of December 3, 2004. Includes 157,344 shares of our Common Stock which two additional executive officers, combined, have or will have the right to acquire within 60 days through the exercise of stock options. Also includes 12,473 shares of our Common Stock to which one executive officer could have the right to acquire within 60 days through the conversion of stock units held under the deferred compensation feature of the Company's 1999 Incentive Plan, which stock units will vest no later than February 16, 2005 and are subject to periodic distribution in the form of our Common Stock. See note (6) for additional information regarding the deferred compensation feature of the 1999 Incentive Plan. See also notes (1) and (6) through (15) above.

64    Water Pik Technologies, Inc.

EQUITY COMPENSATION PLAN INFORMATION

Set forth below is a summary of the Company's securities authorized for issuance under equity compensation plans as of September 30, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,398,899	[1]	$9.04	416,803	[3]
Equity compensation plans not approved by security holders[2]	425,028		$10.61	38,790	[4]
Total	1,823,927		$9.41	455,593

1Includes stock options under the Water Pik Technologies, Inc. 1999 Incentive Plan (the "Incentive Plan"), approved by stockholders in May 2000, and amended and reapproved by stockholders in May 2004. Following the May 2004 amendment, the Incentive Plan has 1,900,000 authorized shares available for awards to selected officers and key employees plus up to 500,000 additional shares for awards transferred from the Company's plans pursuant to the deferred compensation feature of the Incentive Plan. Also, includes stock options under the Water Pik Technologies, Inc. 1999 Non-Employee Director Stock Compensation Plan (the "Directors' Plan"), approved by stockholders in April 2001.

2Consists of stock options granted under the Water Pik Technologies, Inc. Broad-Based Stock Option Plan (the "Broad-Based Plan"), approved by the Board of Directors on December 30, 1999. See "Equity Compensation Plans Not Approved by Security Holders" below for additional information.

3Amount represents securities available under the Incentive Plan, the Directors' Plan and the Water Pik Technologies, Inc. Employee Stock Purchase Plan, which consists of the Stock Acquisition and Retention Program ("SARP") and the Employee Stock Purchase Program ("ESPP"). Types of awards available under the Incentive Plan include stock options, restricted stock, stock appreciation rights and stock units. Types of awards available under the Directors' Plan include stock options, restricted stock and common stock issued in payment for retainer fees. Under both the Incentive Plan and the Directors' Plan, the securities available for future issuance are reserved for any of such types of awards. Amount also includes 84,558 shares available for issuance under the SARP, which may only be granted as restricted stock awards.

4Amount represents securities available under the Broad-Based Plan. See "Equity Compensation Plans Not Approved by Security Holders" below for additional information on the material features of the plan.

Equity Compensation Plans Not Approved by Security Holders

        The Company's Broad-Based Plan has not been approved by security holders. The Broad-Based Plan provides for nonqualified stock options that generally vest over a three-year period and expire ten years from the date of grant, and are granted to eligible employees other than officers and directors of the Company. The terms of the Broad-Based Plan state that the total number of shares authorized is 5.0 percent of the outstanding shares of the Common Stock of the Company, increased automatically if there is an increase in the Company's outstanding shares. However, in anticipation of the implementation of NYSE Rule 303A.08, which does not permit automatic increases in shares available based upon a formula in the plan (also known as an "evergreen formula") unless a plan has been approved by stockholders and is not more than 10 years in length, the Company ceased using the "evergreen" feature of the Broad-Based Plan effective June 30, 2003. On June 30, 2003, there were 76,241 shares available under the Broad-Based Plan. On December 31, 2003, there were 121,904 shares available under the Broad-Based Plan. On September 30, 2004, there were 38,790 shares available under the Broad-Based Plan. The decrease in available shares under the Broad-Based Plan between December 31, 2003 and September 30, 2004 was due to issuance of stock options to employees.

Item 13 Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH THE COMPANY

Kirkpatrick & Lockhart LLP.    The Company occasionally uses the law firm of Kirkpatrick & Lockhart LLP to perform services for the Company. Charles J. Queenan, Jr., a member of the Company's Board of Directors, is retired and holds the honorary title of

Water Pik Technologies, Inc.    65

Senior Counsel to that law firm. The law firm does not compensate Mr. Queenan nor does he participate in the earnings or profits.

Loans Under Stock Acquisition and Retention Program.    Under the terms of our SARP, and prior to July 30, 2002, eligible participants could deliver a promissory note, payable to the Company, as payment for the purchase price of shares of our Common Stock purchased under the program. Each note had a term of not more than 10 years and was secured by the shares of our Common Stock being purchased with the note. Interest accrued on the notes at a rate, as determined on the applicable purchase date, equal to the then applicable federal rate but not lower than the minimum rate necessary to avoid imputed interest under applicable federal income tax laws. The rate used for the five November 1999 SARP loans was 6.29 percent. The rate used for the one February 2000 SARP loan was 6.66 percent. The rate used for the one May 2000 SARP loan was 6.11 percent. The rate used for the seven May 2001 SARP loans was 5.36 percent. The rate used for the four February 2002 SARP loans was 5.52 percent. On July 30, 2002, Congress enacted the Sarbanes-Oxley Act of 2002, which among other things, prohibited loans by public companies to their officers or directors. As a result, we no longer grant loans under the SARP to officers to purchase our Common Stock. By May 2004, all of the executive officers had fully repaid their SARP loans to the Company, so there are no loans outstanding under the SARP program.

Executive Officer Loan.    On December 3, 2001, the Company loaned $196,311 to Robert A. Shortt, an executive officer of the Company. As of February 28, 2004, the principal amount of the loan was $196,311 and the accrued interest was $22,914. The loan was intended to allow Mr. Shortt to refinance a promissory note owed by him to his former employer, CSK Auto Corporation. The interest rate on the promissory note was 4.99 percent. Payments were due monthly commencing December 1, 2004 and continuing for five years. The note was partially secured by 1,000 shares of CSK common stock owned by Mr. Shortt and 33,108 shares of restricted Company Common Stock owned by Mr. Shortt. By May 2004, Mr. Shortt had fully repaid this loan to the Company.

Item 14 Principal Accounting Fees and Services

Audit Fees

Fees incurred for services performed by Ernst & Young LLP for audits and the quarterly reviews including review of Forms 10-Q for the nine months ended September 30, 2004 and twelve months ended December 31, 2003 and 2002, were $385,000, $368,340 and $321,750, respectively, of which an aggregate amount of $209,500 was billed through September 30, 2004, $206,340 was billed through December 31, 2003 and $187,000 was billed through December 31, 2002.

Audit-Related Fees

Audit-related fees billed by Ernst & Young LLP for the nine months ended September 30, 2004 and twelve months ended December 31, 2003 and 2002 were $36,663, $142,273 and $53,487, respectively. Audit-related services include the audit of financial statements of the Company's employee benefit plan, accounting consultation and due diligence in connection with acquisitions and consultation concerning financial accounting and reporting standards.

Tax Fees

Tax fees for the nine months ended September 30, 2004 and twelve months ended December 31, 2003 and 2002 were $1,605 and $18,839, $23,995, respectively. Tax fees billed by Ernst & Young LLP relate to services performed by the tax division for tax compliance, planning and advice.

All Other Fees

Aggregate fees billed for all other services rendered by Ernst & Young LLP for the nine months ended September 30, 2004 and the twelve months ended December 31, 2003 and 2002, were $2,000, $0 and $0, respectively. All other fees are for any services not included in the first three categories.

During the nine months ended September 30, 2004, the Audit Committee approved all audit and non-audit services provided to the Company by our independent auditor prior to management engaging the auditor for that purpose. The Committee's current practice is to consider for pre-approval annually all audit and non-audit services proposed to be provided by our independent auditors for the fiscal year. In accordance with the Committee's current policy, the Committee will also consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.

66    Water Pik Technologies, Inc.

PART IV

Item 15 Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

The following consolidated financial statements required to be filed by Item 8 of this Report:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003 and 2002
Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003
Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003 and 2002
Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003 and 2002
Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

Schedule II – Qualifying Accounts and Reserves
(in thousands)

Column A	Column B	Column C		Column D		Column E

		Additions
Description	Balance at Beginning of Period	Charged to Cost & Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

Nine months ended September 30, 2004
Deducted from asset accounts:
Allowance for doubtful accounts and sales returns	$1,952	$489	$–	$(70)[b]		$2,371
Liability reserves:
Warranty reserves	5,909	8,522	–	7,294	[b]	7,137
Product liability and workers' compensation reserves	3,702	1,869	–	2,029	[b]	3,542
Twelve months ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts and sales returns	2,100	(168)	–	(20)		1,952
Liability reserves:
Warranty reserves	4,820	9,217	–	8,128	[b]	5,909
Product liability and workers' compensation reserves	6,066	785	–	3,149	[b]	3,702
Twelve months ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts and sales returns	1,723	677	–	300	[a]	2,100
Liability reserves:
Warranty reserves	4,052	7,589	–	6,821	[b]	4,820
Product liability and workers' compensation reserves	7,361	1,462	–	2,757	[b]	6,066

aUncollectable accounts written off, net of recoveries and returns

bCash payments on claims

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Water Pik Technologies, Inc.    67

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
4.2
Amendment No. 1 to Rights Agreement dated December 28, 2000, between Water Pik Technologies, Inc. and Mellon Investor Services, LLC, formerly known as Chase Mellon Shareholder Services, L.L.C. (Incorporated by reference from Exhibit 4.2 to Form 10-K for fiscal year ended December 31, 2000, filed on March 20, 2001 ("2000 Form 10-K").)
4.3
Amendment No. 2 to Rights Agreement dated June 11, 2004, between Water Pik Technologies, Inc. and Mellon Investor Services, LLC. (Incorporated by reference from Exhibit 4.1 to Form 8-K filed on June 14, 2004.)
4.4
Registration Rights Agreement dated as of January 3, 2001, between Water Pik Technologies, Inc., Special Value Bond Fund, LLC and Special Value Bond Fund II, LLC. (Incorporated by reference from Exhibit 4.1 to Form 8-K filed on January 11, 2001.)
4.5
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
4.9
Amended and Restated Revolving Credit Note dated August 27, 2003, by Water Pik, Inc. and Laars, Inc. in favor of Union Bank of California, N.A. pursuant to the Amended and Restated Credit Agreement. (Incorporated by reference from Exhibit 4.5 to Form 8-K filed on September 2, 2003.)
4.10
Omnibus Pledge and Security Agreement dated August 27, 2003, between Water Pik, Inc., Laars, Inc., Water Pik Technologies, Inc., Jandy Industries, Inc. and Waterpik International, Inc. pursuant to the Amended and Restated Credit Agreement. (Incorporated by reference from Exhibit 4.6 to Form 8-K filed on September 2, 2003.)

68    Water Pik Technologies, Inc.

4.11
Guarantee dated August 27, 2003, by Water Pik Technologies, Inc. pursuant to the Amended and Restated Credit Agreement. (Incorporated by reference from Exhibit 4.7 to Form 8-K filed on September 2, 2003.)
4.12
Subsidiary Guarantee dated August 27, 2003, by Jandy Industries, Inc. pursuant to the Amended and Restated Credit Agreement. (Incorporated by reference from Exhibit 4.8 to Form 8-K filed on September 2, 2003.)
4.13
Subsidiary Guarantee dated August 27, 2003, by Waterpik International, Inc. pursuant to the Amended and Restated Credit Agreement. (Incorporated by reference from Exhibit 4.9 to Form 8-K filed on September 2, 2003.)
4.14
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
4.16
Hypothec on Moveables dated August 27, 2003 by Water Pik Technologies Canada, Inc. related to Canadian obligations pursuant to the Amended and Restated Credit Agreement. (Incorporated by reference from Exhibit 4.12 to Form 8-K filed on September 2, 2003.)
4.17
Loan Agreement dated October 22, 2001, between Water Pik, Inc. and Laars, Inc., and U.S. Bank National Association. (Incorporated by reference from Exhibit 4.15 to Form 10-K for fiscal year ended December 31, 2001 filed on March 21, 2002 ("2001 Form 10-K").)
4.18	Form of Promissory Note dated October 22, 2001, by Laars, Inc. and Water Pik, Inc., in favor of U.S. Bank National Association. (Incorporated by reference from Exhibit 4.16 to 2001 Form 10-K.)
4.19
Form of Deed of Trust (or Mortgage), Security Agreement, Financing Statement and Assignment of Rents dated October 22, 2001, by Laars, Inc. and/or Water Pik, Inc., in favor of U.S. Bank National Association. (Incorporated by reference from Exhibit 4.17 to 2001 Form 10-K.)
4.20
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
4.22	Note and Security Agreement dated December 21, 2001, by Water Pik, Inc. in favor of Banc of America Leasing & Capital, LLC. (Incorporated by reference from Exhibit 4.20 to 2001 Form 10-K.)
4.23
Form of Cross Collateralization and Cross Default Addendum dated December 21, 2001, by Laars, Inc., Jandy Industries, Inc. and Water Pik, Inc., in favor of Banc of America Leasing & Capital, LLC. (Incorporated by reference from Exhibit 4.21 to 2001 Form 10-K.)
4.24
Form of Guaranty dated December 21, 2001, by Laars, Inc., Water Pik, Inc., and Water Pik Technologies, Inc., in favor of Banc of America Leasing & Capital, LLC. (Incorporated by reference from Exhibit 4.22 to 2001 Form 10-K.)
4.25
Form of ISDA (International Swap Dealers Association) Master Agreement dated December 21, 2001, between Bank of America, N.A. and, Laars, Inc. Jandy Industries, Inc., and Water Pik, Inc. (Incorporated by reference from Exhibit 4.23 to 2001 Form 10-K.)
4.26
Note and Security Agreement dated September 30, 2002, by Laars, Inc. in favor of Banc of America Leasing & Capital, LLC. (Incorporated by reference from Exhibit 4.5 to Form 10-Q filed on November 13, 2002.)
4.27
Note and Security Agreement dated September 30, 2002, by Water Pik, Inc. in favor of Banc of America Leasing & Capital, LLC. (Incorporated by reference from Exhibit 4.6 to Form 10-Q filed on November 13, 2002.)

Water Pik Technologies, Inc.    69

4.28
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
*10.9
Amendment No. 1 dated July 2, 2001 to Water Pik Technologies, Inc. Deferred Compensation Plan, as amended and restated effective July 1, 2001. (Incorporated by reference from Exhibit 4.2 of Registration Statement on Form S-8 filed on July 18, 2001.)
*10.10
Amendment No. 2 dated January 1, 2003 to Water Pik Technologies, Inc. Deferred Compensation Plan, as amended and restated effective July 1, 2001. (Incorporated by reference from Exhibit 10.14 to Form 10-K for fiscal year ended December 31, 2002, filed on March 14, 2003 ("2002 Form 10-K").
*10.11	1999 Non-Employee Director Stock Compensation Plan of Water Pik Technologies, Inc., as amended on October 23, 2002. (Incorporated by reference from Exhibit 10.15 to 2002 Form 10-K.)
*10.12	1999 Incentive Plan of Water Pik Technologies, Inc., as Amended and Restated as of May 13, 2004. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 10, 2004.)
*10.13	Employee Stock Purchase Plan of Water Pik Technologies, Inc., as amended. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed August 15, 2001.)
*10.14	Water Pik Technologies, Inc. Broad-Based Stock Option Plan effective November 29, 1999. (Incorporated by reference from Exhibit 10.18 to 2002 Form 10-K.)
*10.15	Performance Share Plan (2004 through 2006) of Water Pik Technologies, Inc. (Filed herewith.)
*10.16
2004 Annual Incentive Plan of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 10.16 to Form 10-K for fiscal year ended December 31, 2003, filed on March 9, 2004 ("2003 Form 10-K").)
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

70    Water Pik Technologies, Inc.

*10.20	Form of Rule 10b5-1 Plan entered into by the Company and each of Richard P. Bisson and Richard D. Tipton. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 15, 2004.)
21.1	Subsidiaries of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 21.1 to 2003 Form 10-K.)
23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

*Management contract or compensatory plan or arrangement.

The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained or incorporated by reference herein.

(b)
Exhibits

See subsection (a)(3) above.

(c)
Financial Statement Schedules

See subsections (a)(1) and (2) above.

Water Pik Technologies, Inc.    71

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER PIK TECHNOLOGIES, INC.

Date: December 13, 2004	By: /s/ MICHAEL P. HOOPIS Michael P. Hoopis President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL P. HOOPIS Michael P. Hoopis	President, Chief Executive Officer and a Director (Principal Executive Officer)	December 13, 2004
/s/ VICTOR C. STREUFERT Victor C. Streufert	Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	December 13, 2004
/s/ ROBERT P. BOZZONE Robert P. Bozzone	Director	December 13, 2004
/s/ F. PETER CUNEO F. Peter Cuneo	Director	December 13, 2004
/s/ BABETTE E. HEIMBUCH Babette E. Heimbuch	Director	December 13, 2004
/s/ W. CRAIG MCCLELLAND W. Craig McClelland	Director	December 13, 2004
/s/ WILLIAM G. OUCHI William G. Ouchi	Director	December 13, 2004
/s/ CHARLES J. QUEENAN, JR. Charles J. Queenan, Jr.	Director	December 13, 2004

72    Water Pik Technologies, Inc.

QuickLinks

PART I
PART II
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG WATER PIK TECHNOLOGIES, INC., RUSSELL 2000 INDEX AND NYSE MARKET INDEX
PART IV