Form 10-Q
period 2004-12-31
WATER PIK TECHNOLOGIES INC
filed 2005-02-04
CIK 1094286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

The number of shares of Common Stock outstanding on January 26, 2005 was 12,134,562 shares.

WATER PIK TECHNOLOGIES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Water Pik Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except for share and per-share amounts)

	December 31, 2004	September 30, 2004
	(Unaudited)

Assets
Current assets:
Cash	$1,493	$11,036
Accounts receivable, less allowances of $2,312 at December 31, 2004 and $2,371 at September 30, 2004	83,341	58,418
Inventories	48,028	45,387
Deferred income taxes	8,715	8,736
Prepaid expenses and other current assets	3,575	2,803

Total current assets	145,152	126,380
Property, plant and equipment, net	44,251	45,553
Goodwill, net	35,850	35,149
Deferred income taxes	—	225
Other assets	4,170	3,893

Total assets	$229,423	$211,200

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,709	$26,069
Accrued income taxes	2,291	27
Accrued liabilities	35,303	32,529
Current portion of long-term debt	3,835	3,838

Total current liabilities	67,138	62,463
Long-term debt, less current portion	25,829	20,839
Other accrued liabilities	5,753	5,358
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 12,125,599 and 12,282,527 shares issued and outstanding at December 31, 2004 and September 30, 2004, respectively	127	128
Additional paid-in capital	81,438	82,625
Equity adjustments due to stock plans	448	(996)
Treasury stock at cost, 704,211 and 541,343 shares at December 31, 2004 and September 30, 2004, respectively	(7,291)	(7,130)
Retained earnings	51,449	45,474
Accumulated comprehensive income	4,532	2,439

Total stockholders’ equity	130,703	122,540

Total liabilities and stockholders’ equity	$229,423	$211,200

See accompanying notes

Water Pik Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except for share and per-share amounts)

(Unaudited)

	Three Months Ended December 31,
	2004	2003

Sales	$89,898	$97,111
Cost and expenses:
Cost of sales	62,254	67,211
Selling expenses	10,540	12,334
General and administrative expenses	5,843	6,049
Research and development expenses	1,385	1,845
	80,022	87,439
Operating income	9,876	9,672
Interest expense	365	458
Other income	(208)	(58)

Income from continuing operations before income taxes	9,719	9,272
Income tax provision	3,744	3,303

Income from continuing operations	5,975	5,969

Discontinued operations:
Loss from operations of discontinued product line	—	(45)
Income tax benefit	—	(15)

Loss on discontinued operations	—	(30)

Net income	$5,975	$5,939

Basic net income per common share
Continuing operations	$0.50	$0.50
Discontinued operations	—	—

Net income	$0.50	$0.49

Diluted net income per common share
Continuing operations	$0.48	$0.47
Discontinued operations	—	—

Net income	$0.48	$0.47

Shares used in per share calculation — basic	11,943,000	11,999,000
Shares used in per share calculation — diluted	12,551,000	12,571,000

See accompanying notes

Water Pik Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2004	2003
Operating activities:
Net income	$5,975	$5,939
Loss from discontinued product line	—	30

Income from continuing operations	5,975	5,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,438	2,656
Deferred income taxes	660	285
Tax benefit of pre-spin-off foreign tax losses	—	18
Compensation expense arising from stock awards	180	265
Tax benefit from restricted stock awards	15	—
Interest income from stockholder notes	—	(78)
Loss on sale of property, plant and equipment	2	40
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(24,188)	(37,275)
Inventories	(1,834)	4,409
Accounts payable	(411)	2,967
Accrued liabilities	2,619	6,651
Accrued income taxes	2,325	120
Other assets and liabilities	(1,412)	(2,736)

Cash used in operating activities	(13,631)	(16,709)

Investing activities:
Purchase of property, plant and equipment	(870)	(2,341)
Disposal of property, plant and equipment	5	(16)

Cash used in investing activities	(865)	(2,357)

Financing activities:
Net borrowings on revolving credit facilities	5,199	17,105
Payments on promissory notes	(206)	(945)
Proceeds from exercise of stock options	61	153
Acquisition of treasury stock	(161)	—
Principal payment on capital leases	(6)	(10)

Cash provided by financing activities	4,887	16,303

Effect of exchange rate changes on cash	66	(125)
Cash used in discontinued operations	—	(30)

Decrease in cash	(9,543)	(2,918)
Cash at beginning of period	11,036	3,888

Cash at end of period	$1,493	$970

See accompanying notes

Water Pik Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.              Basis of Presentation

DESCRIPTION OF BUSINESS

In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words “we”, “our”, and “us” refer to Water Pik Technologies, Inc. and not any other person.

We are a leader in designing, manufacturing and marketing a broad range of well-recognized personal healthcare products and pool products and water-heating systems. Our products include: showerheads; consumer and professional oral health products; water filtration products; swimming pool and spa heaters, heat pumps, heat exchangers, electronic controls, valves, pumps, filters, automatic salt chlorine generators, water features and accessories; and residential and commercial water-heating systems. We operate in two business segments - the Personal Health Care segment and the Pool Products and Heating Systems segment.

CHANGE IN FISCAL YEAR

In January 2004, we changed our fiscal year end from the Sunday nearest December 31 to the Sunday nearest September 30. As a result of this change, we reported a nine-month transition period ended September 30, 2004. The fiscal quarter and year-to-date periods presented in our consolidated financial statements are presented as of the last day of the calendar quarter for convenience.

SEASONALITY

Our business is highly seasonal, with operating results varying from quarter to quarter. The Personal Health Care segment has generally experienced higher sales in the quarter ending in December of each fiscal year due to stronger retail demand during the holiday season. The Pool Products and Heating Systems segment has historically experienced higher sales in the quarters ending in June and December of each fiscal year as customers purchase such products in preparation for the cooler weather and in anticipation of the warm spring and summer months. In addition, as a result of the seasonality of sales, the Pool Products and Heating Systems segment offers incentive programs and extended payment terms to encourage pool product customers to purchase products from September through December, as is consistent with industry practice. The extended payment term receivables are collected during the spring and summer months which creates a seasonal peak in working capital and borrowing levels during the winter months. Seasonal variations in operating results can also occur due to short-term trends such as changes in the economic environment, consumer spending and weather patterns.

UNAUDITED INTERIM FINANCIAL INFORMATION

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In management’s opinion, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications had no effect on reported results of operations or stockholders’ equity. The information included in this Form 10-Q should be read in conjunction with our Transition Report on Form 10-KT for the transition period from January 1, 2004 through September 30, 2004, including information regarding our critical accounting policies and estimates. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) finalized Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to measure compensation costs for all share-based payments (including employee stock options) at fair value, effective for interim or annual periods beginning after June 15, 2005. SFAS No. 123R provides two tentative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are non-vested as of the effective date of SFAS No. 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123. The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123R in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS No. 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS No. 123R, the modified prospective transition method described above would be applied.

We currently expect to adopt SFAS No. 123R in the quarter ending September 30, 2005. We are currently reviewing our alternatives for adoption under this new pronouncement. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have an effect on our results of operations similar to the amounts reported historically in our footnotes under the pro forma disclosure provisions of SFAS No. 123, “Accounting for Stock Issued to Employees.”

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on our results of operations or financial position for fiscal year 2005, as the manufacturer’s deduction is not available to us until fiscal year 2006. We are currently evaluating the effect that the manufacturer’s deduction will have in subsequent years.

In December 2004, the FASB also issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2, which was effective for the quarter ended December 2004, provides accounting and disclosure guidance for the repatriation provision. We are currently evaluating our alternatives under the provision of the Act, which had no impact on our consolidated results of operations or financial position for the periods presented.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for the fiscal year beginning after June 15, 2005. We are currently evaluating the impact that this statement will have on our financial statements.

2.              Inventories

We value our inventory at the lower of its cost to purchase or manufacture (last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods) or its current estimated market value. Inventories consist of the following:

	December 31, 2004	September 30, 2004
	(In thousands)
Raw materials and supplies	$19,192	$16,906
Work-in-process	3,622	3,154
Finished goods	29,631	30,093
Total inventories at current cost	52,445	50,153
Less: Allowances to reduce current cost values to LIFO basis	(4,417)	(4,766)
Total inventories	$48,028	$45,387

Inventories determined using the LIFO cost method were $39,725,000 at December 31, 2004 and $37,091,000 at September 30, 2004, net of LIFO reserves. The remainder of our inventories were determined using the FIFO cost method.

3.              Acquisition

On January 20, 2004, as part of our strategic objective to accelerate sales and profit growth in our pool business through development of a more comprehensive package of pool equipment and accessories, we acquired substantially all of the assets of Huron Tech Systems, a Jacksonville, Florida manufacturer of salt chlorine generators, used for swimming pool and spa water sanitation, and titanium heat exchangers, a component used in premium heat pumps. The purchase price at December 31, 2004 totaled $10,128,000 (consisting of $10,000,000 in cash and $128,000 in direct acquisition costs). The allocation of the purchase price resulted in $9,127,000 of goodwill, $100,000 of identifiable intangible assets with estimated three- to five-year lives, $1,494,000 of current assets (primarily accounts receivable and inventory), $120,000 in property, plant and equipment and $713,000 in assumed liabilities. During the three months ended December 31, 2004, the allocation of the purchase price was adjusted to reflect additional information regarding the value of liabilities assumed and estimated contingent payments, which resulted in additional goodwill of $243,000. The goodwill was assigned to the Pool Product and Heating Systems segment and is expected to be deductible for tax purposes. In connection with the acquisition, we entered into a component supply agreement for a period of five years, with Finnchem USA, Inc. The results of operations of Huron Tech Systems are included in our consolidated results of operations beginning January 20, 2004.

4.              Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2004	September 30, 2004
	(In thousands)
Revolving credit facility	$5,259	$60
Mortgage notes payable	17,913	18,119
Promissory notes payable — equipment financing agreement	6,443	6,443
Other	49	55
	29,664	24,677
Less: Current portion	(3,835)	(3,838)
Long-term debt	$25,829	$20,839

We utilize interest rate swap agreements as cash flow hedges to lock in the interest rate on borrowings and therefore achieve a desired proportion of variable versus fixed-rate debt. At December 31, 2004 and September 30, 2004, we had outstanding two interest rate swap agreements related to borrowings under the equipment financing agreement with an aggregate notional amount of $4,630,000; these interest rate swap agreements expire on January 1, 2007. On a pre-tax basis, the changes in their fair values resulted in a loss of $89,000 and a gain of $61,000 for the three months ended December 31, 2004 and 2003, respectively, which have been recognized in accumulated comprehensive income within stockholders’ equity. The counterparty to these interest rate swap agreements is a major financial institution. We continually monitor the credit quality of the financial institution and anticipate full performance by the counterparty.

Our revolving credit facility and our real estate loan agreement and related mortgage notes require us to be in compliance with specific financial and non-financial covenants and restrictions relating to indebtedness, liens, investments, dividends, fixed charge coverage, capital expenditures and the relationship of our total consolidated indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization). We were in compliance with these covenants at December 31, 2004.

5.              Stock Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and comply with disclosure provisions of SFAS No. 123. If we had elected to recognize compensation cost for stock options based on their fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income and net income per share, for the three months ended December 31, 2004 and 2003 would have been as follows:

	Three Months Ended December 31,
	2004	2003
	(In thousands, except per share amounts)

Net income, as reported	$5,975	$5,939
Stock-based compensation expense included in reported net income, net of tax	109	204
Total stock-based compensation expense determined under the fair value based method for all awards, net of tax	(402)	(385)
Pro forma net income	$5,682	$5,758

Basic net income per common share:
As reported	$0.50	$0.50
Pro forma	$0.48	$0.48

Diluted net income per common share:
As reported	$0.48	$0.47
Pro forma	$0.45	$0.46

For purposes of pro forma disclosure, the estimated fair value of the options is amortized ratably over the options’ vesting period. Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model. The following weighted average assumptions were used in estimating the fair value of option grants: an expected dividend yield of zero percent, an average expected life of the options of six years, an expected volatility of 40.2 percent and a risk-free interest rate of 3.8 percent. There were 5,000 options granted during the three months ended December 31, 2004. The weighted average fair value of options granted during the December 2004 quarter was $6.77. There were no options granted during the three months ended December 31, 2003.

6.              Employee Stock Compensation Plans

On March 9, 2004, our Board of Directors approved, and on May 13, 2004, our stockholders approved, an amendment to the Water Pik Technologies, Inc. 1999 Incentive Plan (“Incentive Plan”), to limit the number of shares of common stock authorized to be issued, eliminate adjustments to authorized shares under the Incentive Plan as a percentage of our outstanding shares, prohibit the repricing of outstanding stock options and other awards and re-approve the terms of cash awards and performance goals. The amendment also created a deferred compensation feature to allow designated Incentive Plan participants to defer the receipt of stock option gains, shares of restricted stock and any stock appreciation rights or other compensation awards payable in shares of common stock. Pursuant to the amendment, on November 26, 2004, certain executive officers deferred receipt of 153,690 shares of restricted stock. Under the terms of the Incentive Plan, the deferral resulted in cancellation of 153,690 shares of restricted stock and the addition of 153,690 shares to the Incentive Plan, which shares have been reserved for reissuance to the officers in accordance with their individual distribution elections. There are currently 2,053,690 authorized shares under the Incentive Plan, including the shares added as a result of the deferral. The deferred shares were included in treasury stock and equity adjustments due to stock plan components of equity as of December 31, 2004. The deferral had no impact on total stockholders’ equity as of December 31, 2004.

As of December 31, 2004, there were 425,433 shares available for issuance under the Incentive Plan, of which 153,690 were committed to the restricted stock deferral participants and 195,453 were committed in the event of maximum achievement of performance goals under the 2004 through 2006 Performance Share Plan. As of December 31, 2004, there were 34,307 shares available for issuance under the 1999 Broad-Based Stock Option Plan and 84,558 shares available for issuance under the Stock Acquisition and Retention Program, of which none were committed.

7.              Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended December 31,
	2004	2003
	(In thousands)
Net income	$5,975	$5,939
Foreign currency translation gains	2,148	1,459
Change in fair value of cash flow hedge	(55)	61
Comprehensive income	$8,068	$7,459

8.              Income Taxes

The provision for income taxes for the 2004 and 2003 interim periods was computed in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods, “ and was based on projections of total year pretax income in accordance with SFAS No. 109, “Accounting for Income Taxes.” The effective income tax rate attributable to continuing operations was 38.5 percent and 35.6 percent for the three months ended December 31, 2004 and 2003, respectively.

9.              Commitments and Contingencies

WARRANTIES

We provide for the estimated cost of product warranties at the time revenue is recognized. We generally warrant our products for a period of one to five years. Factors considered in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical warranty claim rates, historical costs per claim, and the knowledge of specific product failures that are outside our typical experience. We assess the adequacy of our pre-existing warranty liabilities and adjust the amounts as necessary based on actual experience and changes in future expectations. During the three months ended December 31, 2004, the allocation of the purchase price of Huron Tech Systems was adjusted to reflect an additional warranty liability of $172,000.

Information on changes in our accrued warranty liability and related costs are as follows:

	Three Months Ended December 31,
	2004	2003
	(In thousands)
Beginning accrued warranty liability	$7,137	$5,174
Cost of warranty claims	(2,362)	(2,527)
Accruals for product warranties	2,319	3,262
Product warranties acquired	172	—
Ending accrued warranty liability	$7,266	$5,909

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

As a consumer goods manufacturer and distributor, we are subject to continuing risk of product liability and related lawsuits involving claims for substantial monetary damages. We are party to various personal injury and property damage lawsuits and claims relating to our products and other litigation incidental to our business. We have general liability, product liability and workers’ compensation insurance coverage. Our insurance coverage provides that we are responsible for policy deductibles and most legal costs and expenses. Loss accruals have been recorded in accordance with SFAS No. 5, “Accounting for Contingencies” to cover the portion of general liability, product liability and workers’ compensation claims, both asserted claims and incurred but not reported claims, that are not covered by insurance policies. The accruals are based on estimates which include information provided by our insurance carriers, claims adjusters and insurance brokers, taking into account our prior experience, numbers of claims, discussions with legal counsel and other relevant factors. Our methods of estimating losses and establishing the resulting accruals are reviewed on a regular basis and any adjustments are reflected in current operating results.

Effective January 1, 2004, we changed our employee medical coverage from a fully insured plan to a self-insured plan. The plan is partially funded by payroll deductions from participating employees. We have a maximum liability per participant per calendar year in addition to an aggregate maximum liability for all claims. Amounts in excess of the stated maximums are covered under a separate policy provided by an insurance company. We provide for both reported and incurred but not reported medical costs and pay claims and administrative expenses as they become due.

We have recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $3,808,000 and $4,772,000 as of December 31, 2004 and September 30, 2004, respectively. The amount related to product and general liability lawsuits, asserted claims and incurred but not reported claims was $1,570,000 and $2,037,000 as of December 31, 2004 and September 30, 2004, respectively. The amount related to workers’ compensation asserted claims and incurred but not reported claims was $1,418,000 and $1,505,000 as of December 31, 2004 and September 30, 2004, respectively. The amount related to medical and dental self-insured reserves including the asserted claims and incurred but not reported claims was $820,000 and $1,230,000 as of December 31, 2004 and September 30, 2004, respectively.

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

	Three Months Ended December 31,
	2004	2003
	(In thousands)
Weighted average common shares outstanding — basic	11,943	11,999
Diluted effect of employee stock options and restricted shares	608	572
Weighted average commons shares outstanding — diluted	12,551	12,571

11.       Business Segments

We operate in two business segments organized around our products: the Personal Health Care segment and the Pool Products and Heating Systems segment. The Personal Health Care segment designs, manufactures and markets personal health care products including showerheads, consumer and professional oral health products and water filtration products. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, automatic salt chlorine generators, titanium heat exchangers, water features, accessories and residential and commercial water-heating systems.

Information on our business segments is as follows:

	Three Months Ended December 31,
	2004	2003
	(In thousands)
Sales:
Pool Products and Heating Systems	$60,328	$60,592
Personal Health Care	29,570	36,519
Total sales	$89,898	$97,111

Operating income:
Pool Products and Heating Systems	$6,998	$7,503
Personal Health Care	2,878	2,169
Total operating income	9,876	9,672
Interest expense	365	458
Other income	(208)	(58)
Income from continuing operations before income taxes	$9,719	$9,272

	December 31, 2004	September 30, 2004
	(In thousands)
Identifiable assets:
Pool Products and Heating Systems	$153,412	$130,413
Personal Health Care	61,624	66,528
Corporate	14,387	14,259
Total identifiable assets	$229,423	$211,200

12.       Recent Developments

In January 2005, we announced that our Board of Directors is considering various strategic alternatives to enhance stockholder value, including pursuing a potential sale of a portion or all of the business. We have engaged J.P. Morgan Securities Inc. to assist us in our strategic review. No assurance can be given that any strategic alternative involving a transaction will be pursued or, if a transaction is pursued, that it will be consummated.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements regarding future events or our future financial performance that involve certain risks and uncertainties. Any statements contained in this report, which are not historical fact, may be considered forward-looking statements, and we rely upon the “safe harbor” for forward-looking statements provided by Private Securities Litigation Reform Act of 1995. Actual results could differ materially from these forward-looking statements as a result of the risk factors described in our Transition Report on Form 10-KT for the transition period from January 1, 2004 through September 30, 2004, including, among others, our ability to develop new products and execute our growth strategy, the uncertainty of new product testing and regulatory approvals, the uncertainty that our marketing efforts will achieve the desired results with respect to existing or new products, our dependence on key customers, the seasonal nature of our businesses, the impact on consumer confidence and consumer spending, the effect of product liability claims, the impact of rising commodity costs such as steel, copper, titanium, resin and oil, risks associated with using foreign suppliers including increased transportation costs and potential supply chain disruption due to delays at West Coast ports, failure to protect our intellectual properties and our ability to integrate acquisitions and realize expected synergies. All forward-looking statements in this report and subsequent written or oral statements attributable to us are expressly qualified in their entirety by the foregoing factors.

Overview of Business

Water Pik Technologies, Inc. is a leader in designing, manufacturing and marketing a broad range of well-recognized personal healthcare products, swimming pool products and water-heating systems. We operate in two business segments: the Personal Health Care segment and the Pool Products and Heating Systems segment. The Personal Health Care segment designs, manufactures and markets personal healthcare products including showerheads, consumer and professional oral health products and water filtration products. Our personal health care products are sold through a variety of channels, including home centers, mass-merchandisers, drug chains and specialty retailers. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, automatic salt chlorine generators, titanium heat exchangers, water features, accessories and residential and commercial water-heating systems. Our pool products and water-heating systems are sold through contractors and wholesale distributors.

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

In January 2004, we acquired substantially all of the assets of Huron Tech Systems, a manufacturer of automatic salt chlorine generators used for swimming pool and spa water sanitation. The addition of the ClorMatic™ salt chlorine generator product line has integrated a high-growth pool equipment category into the Jandy® system. In addition, Huron Tech Systems manufactures titanium heat exchangers, which are used in our heat pump product line. The vertical integration of titanium heat exchangers contributed to margin improvement in the product line.

In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment. The Ozone product line included the Aquia® home sanitizing product introduced in September 2001. We decided the promotional investment necessary to create the market for consumer products based on this technology was significantly greater than our available resources. Disposition of the Ozone product line was completed during the nine months ended September 30, 2004. Operating results for the discontinued product line have been reported separately as discontinued operations in the consolidated statements of income for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

All discussions and amounts herein for all years presented relate to continuing operations only unless otherwise noted.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In order to prepare these financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments based on our historical experience and on various other factors believed to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

In “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Transition Report on Form 10-KT for the transition period from January 1, 2004 through September 30, 2004, we discussed those policies that we believe are critical, some of which require the use of complex judgment in their application. Since the date of that Transition Report, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

Consolidated Results of Operations

(Unaudited)	Three Months Ended December 31,
	2004	2003	% Change
	(Dollars in thousands)
Sales:
Pool Products and Heating Systems	$60,328	$60,592	(0.4)%
Personal Health Care	29,570	36,519	(19.0)%
Total sales	$89,898	$97,111	(7.4)%
Gross profit	$27,644	$29,900	(7.5)%
Operating income	$9,876	$9,672	2.1%
Income from continuing operations	$5,975	$5,969
Loss on discontinued operations	—	(30)
Net income	$5,975	$5,939

Gross profit as a percent of sales	30.8%	30.8%

Operating income as a percent of sales	11.0%	10.0%

The results of operations classified as discontinued are excluded from the following discussions of our consolidated and Personal Health Care segment operating results.

Three months ended December 31, 2004 compared to the three months ended December 31, 2003

Sales for the three months ended December 31, 2004 were $89,898,000, representing a decrease of $7,213,000 or 7.4 percent compared to the three months ended December 31, 2003 due to a decrease of $264,000 in our Pool Products and Heating Systems segment and a decrease of $6,949,000 in our Personal Health Care segment. Sales for both business segments were impacted by the timing of the end of the September 2004 quarter, as that quarter included an extra week of sales during the peak selling season. Pool Products and Heating Systems sales for the quarter ended December 2004 were also impacted by the timing of incentive programs partially offset by $2,145,000 in incremental chlorinator and heat exchanger sales from the acquired Huron Tech Systems business and higher sales of water-heating systems. Sales in the Personal Health Care segment for the quarter ended December 2004 were also impacted by the timing of promotional activities and competitive pressures.

Gross profit (sales less cost of sales) decreased $2,256,000 to $27,644,000 or 30.8 percent of sales for the three months ended December 31, 2004 compared to $29,900,000 or 30.8 percent of sales for the same period in 2003. The decrease in gross profit was due primarily to lower sales combined with higher sales incentives partially offset by favorable warranty and freight costs.

Operating income (gross profit less selling, general and administrative, and research and development expenses) increased $204,000 or 2.1 percent to $9,876,000 for the three months ended December 31, 2004 compared to $9,672,000 in the same three months of the prior year. Operating income increased for the December 2004 quarter as a result of lower operating expenses, which more than offset lower sales and gross profit. Selling expenses decreased $1,794,000 or 14.5 percent to $10,540,000 for the three months ended December 31, 2004 from $12,334,000 for the same period in 2003 due primarily to lower levels of promotional and marketing expenses in the Personal Health Care segment. Selling expense as a percentage of sales decreased to 11.7 percent for the three months ended December 31, 2004 from 12.7 percent for the same period in 2003. General and administrative expenses decreased $206,000 to $5,843,000 or 6.5 percent of sales for the three months ended December 31, 2004 from $6,049,000 or 6.2 percent of sales for the same period in 2003 due primarily to decreases in employee-related costs, partially offset by increased professional fees and pension-related costs. Research and development expenses decreased $460,000 or 24.9 percent to $1,385,000 for the three months ended December 31, 2004 from $1,845,000 for the same period in 2003 due to lower levels of product testing and certification services in the Personal Health Care segment.

Interest expense, which relates to borrowings under credit facilities and to promissory and mortgage notes payable, was $365,000 for the three months ended December 31, 2004 compared to $458,000 for the three months ended December 31, 2003. The decrease was due to lower average debt levels during the three months ended December 31, 2004 as compared to the same period in 2003.

Income tax expense was $3,744,000 or 38.5 percent of income from continuing operations before income taxes for the three months ended December 31, 2004 as compared to income tax expense of $3,303,000 or 35.6 percent of income from continuing operations before income taxes for the same period in 2003. The higher tax rate reflects a mix shift to higher state taxing jurisdictions combined with the December 2003 impacts of adjustments to estimates based upon the completion of prior year tax returns.

Pool Products and Heating Systems

(Unaudited)	Three Months Ended December 31,
	2004	2003	% Change
	(Dollars in thousands)
Sales:
Pool products	$48,054	$49,062	(2.1)%
Water-heating systems	12,274	11,530	6.5%
Total sales	$60,328	$60,592	(0.4)%
Gross profit	$15,483	$15,887	(2.5)%
Operating income	$6,998	$7,503	(6.7)%

Gross profit as a percent of sales	25.7%	26.2%
Operating income as a percent of sales	11.6%	12.4%

Three months ended December 31, 2004 compared to the three months ended December 31, 2003

Sales in the Pool Products and Heating Systems segment for the three months ended December 31, 2004 were $60,328,000, representing a decrease of $264,000 compared to the three months ended December 31, 2003. Pool Product and Heating Systems sales were impacted by the extra week of sales in the September 2004 quarter during the peak selling season combined with the timing and amount of calendar year sales incentives to pool customers. Pool Products and Heating Systems sales for the December 2004 quarter included $2,145,000 in incremental chlorinator and heat exchanger sales from the acquired Huron Tech Systems business. Water-heating systems sales increased $744,000 or 6.5 percent to $12,274,000 for the three months ended December 31, 2004 from the same period in 2003 due primarily to continued success of our Laars® Rheos® and Pennant® commercial boilers as well as higher sales of residential products.

Gross profit decreased $404,000 to $15,483,000 or 25.7 percent of sales for the three months ended December 31, 2004 compared to $15,887,000 or 26.2 percent of sales for the three months ended December 31, 2003. The decrease in gross profit was primarily due to lower sales and higher calendar year-based sales incentives to pool customers. Gross profit as a percent of sales decreased due primarily to sales incentives and product mix offset by favorable warranty and freight costs.

Operating income decreased $505,000 to $6,998,000 for the three months ended December 31, 2004 from $7,503,000 compared to the three months ended December 31, 2003 primarily due to lower sales and gross profit as discussed above. Selling expenses increased $210,000 or 4.0 percent primarily due to the timing of trade show expenses. Selling expense as a percent of sales increased to 9.1 percent for the three months ended December 31, 2004 from 8.7 percent for the same period in 2003. General and administrative expenses decreased $51,000 to $2,577,000 or 4.3 percent of sales for the three months ended December 31, 2004 from $2,628,000 or 4.3 percent of sales for the same period in 2003. Research and development expenses decreased $58,000 to $398,000 or 0.7 percent of sales for the quarter ended December 2004 from $456,000 or 0.8 percent of sales for the quarter ended December 2003.

Personal Health Care

(Unaudited)	Three Months Ended December 31,
	2004	2003	% Change
	(Dollars in thousands)
Sales:
Oral health products	$13,442	$14,322	(6.1)%
Shower products	13,852	18,632	(25.7)%
Other products	2,276	3,565	(36.2)%
Total sales	$29,570	$36,519	(19.0)%
Gross profit	$12,161	$14,013	(13.2)%
Operating income	$2,878	$2,169	32.7%

Gross profit as a percent of sales	41.1%	38.4%
Operating income as a percent of sales	9.7%	5.9%

Three months ended December 31, 2004 compared to the three months ended December 31, 2003

Sales in the Personal Health Care segment for the three months ended December 31, 2004 were $29,570,000, a decrease of $6,949,000 or 19.0 percent compared to the three months ended December 31, 2003 primarily driven by the extra week of sales in the September 2004 quarter during the peak selling season combined with the timing of promotional activities and competitive pressures. Sales of Oral health products decreased $880,000 to $13,442,000 for the three months ended December 31, 2004 compared to $14,322,000 for the same period in 2003. Oral health sales decreased due primarily to competition in the power flosser category and the timing of a promotional program for professional products, which offset higher sales of the Waterpik® dental water jet (oral irrigator). Sales of Shower products decreased $4,780,000 to $13,852,000 for the three months ended December 31, 2004 from $18,632,000 for the same period in 2003 due primarily to a lower level of retail customer promotional activity and higher than anticipated inventory levels at a key retail customer, partially offset by sales of the Elements™ and Dual Massage™ showerheads launched in 2004. Promotional activity, continuing customer rollouts of product sets and new product launches are expected to have an increasing positive impact on Shower product sales over the remainder of the year. Sales for the Other products category decreased $1,289,000 to $2,276,000 for the three months ended December 31, 2004 from $3,565,000 for the same period in 2003 due primarily to lower sales of personal stress relief and water filtration products. Sales of personal stress relief products were lower due to our previously announced orderly exit of these products. Sales of water filtration products were lower due to the timing of the initial stocking order for the new Instapure® water filter in the quarter ended September 2004 for a December 2004 quarter retail promotion combined with lower international sales of some lower-margin products to be discontinued in the near term.

Gross profit decreased $1,852,000 to $12,161,000 for the three months ended December 31, 2004 compared to $14,013,000 for the same period in 2003 due to lower sales. However, gross profit increased to 41.1 percent of sales for the three months ended December 31, 2004 from 38.4 percent of sales for the same period in 2003 due primarily to product mix, lower product costs and favorable warranty and freight costs.

Operating income increased $709,000 or 32.7 percent to $2,878,000 for the three months ended December 31, 2004 from $2,169,000 compared to the same three month period of 2003, as short-term operating expense controls more than offset the decrease in gross profit discussed above. Selling expenses decreased $2,004,000 to $5,030,000 or 17.0 percent of sales for the three months ended December 31, 2004 compared to $7,034,000 or 19.3 percent of sales for the same period in 2003 due to lower promotional and marketing expenses partially impacted by program timing. General and administrative expenses decreased $155,000 to $3,266,000 or 11.1 percent of sales for the three months ended December 31, 2004 from $3,421,000 or 9.4 percent of sales for the same period in 2003 primarily due to short-term operating expense controls in effect. Research and development expenses decreased $402,000 for the three months ended December 31, 2004 from $1,389,000 for the same period in 2003 primarily due to the timing of costs incurred in the December 2003 quarter, which reflected costs related to the testing and certification of new consumer products introduced in 2004.

Seasonality

Our business is highly seasonal, with operating results varying from quarter to quarter. The Personal Health Care segment has generally experienced higher sales in the quarter ending in December of each fiscal year due to stronger retail demand during the holiday season. The Pool Products and Heating Systems segment has historically experienced higher sales in the quarters ending in June and December of each fiscal year as customers purchase such products in preparation for the cooler weather and in anticipation of the warm spring and summer months. In addition, as a result of the seasonality of sales, the Pool Products and Heating Systems segment offers incentive programs and extended payment terms to encourage pool product customers to purchase products from September through December, as is consistent with industry practice. The extended payment term receivables are collected during the spring and summer months which creates a seasonal peak in working capital and borrowing levels during the winter months. Seasonal variations in operating results can also occur due to short-term trends such as changes in the economic environment, consumer spending and weather patterns.

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

Cash used in operating activities for the three months ended December 31, 2004 was $13,631,000, compared to $16,709,000 for the three months ended December 31, 2003. Our primary source of operating cash flow for the quarter was net income of $5,975,000 adjusted for non-cash items including depreciation and amortization expense combined with increases in accrued liabilities and accrued income taxes. The increase in accrued income taxes is due to the accrual of estimated taxes, which will be paid during the

March 2005 quarter. This was partially offset by seasonal increases in accounts receivable and inventory (see Seasonality discussion above). For the quarter ended December 31, 2004, the increase in accounts receivable was less than the increase during the quarter ended December 31, 2003 due to lower sales. The increase in inventory is due primarily to additional product inventory in the Pool Products and Heating Systems segment related to newly developed and acquired products.

Working capital increased to $78,014,000 at December 31, 2004 as compared to $63,917,000 at September 30, 2004. The current ratio increased to 2.2 at December 31, 2004 from 2.0 at September 30, 2004. The increase in working capital was due to the seasonal increase in accounts receivable and inventory.

We have general liability, product liability and workers’ compensation insurance programs with policy deductibles for which we are at risk for losses. We also have a self-insured program for employee medical costs for which we are at risk for losses up to a maximum liability per participant per calendar year and an aggregate maximum liability for all claims per calendar year. We have provided accruals for probable losses that can be reasonably estimated under these programs. The actual settlements or other resolution of claims may differ from estimated accruals, but the possible range of loss in excess of those accrued cannot be reasonably estimated. Based upon currently available information, we do not believe that resolution of any pending insurance claim will have a material adverse effect on our financial condition, results of operations or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period and ultimately could affect the cost of our insurance premiums or ability to obtain insurance coverage.

On August 27, 2003, we entered into an amended and restated credit agreement with a group of banks for a revolving bank credit facility of up to $80,000,000, including $10,000,000 revolving credit availability for our Canadian subsidiary. Borrowings under the facility are limited to borrowing base calculations based on eligible accounts receivable and inventory balances. The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $10,000,000. The credit facility expires on December 1, 2007. At December 31, 2004, there were $5,259,000 in borrowings and $6,054,000 in letters of credit outstanding under the credit facility with $40,984,000 in borrowing availability remaining under borrowing base limitations of the credit facility.

On October 22, 2001, we entered into a real estate financing agreement with a bank and mortgaged four of our U.S. manufacturing facilities to secure four promissory notes totaling $20,590,000. The notes require monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008. In August 2003, we voluntarily amended the real estate financing agreement to conform some financial covenants to those in the amended and restated revolving credit facility. The balance outstanding at December 31, 2004 was $17,913,000.

On December 21, 2001, we entered into a $15,000,000 equipment financing agreement with a bank. Initial borrowings under the agreement of $10,290,000 were funded on December 28, 2001 evidenced by two term notes secured by specific machinery and equipment located at our manufacturing facilities. The notes require quarterly payments of $514,500 plus accrued interest which began on April 1, 2002 with all unpaid principal balances and accrued interest due on January 1, 2007. In January 2002, we entered into interest rate swap agreements that effectively convert the variable rate interest on the $10,290,000 promissory notes payable to a fixed rate of 6.73 percent. The interest rate swap agreements expire on January 1, 2007. Interest differentials to be paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related period the debt is outstanding. On September 30, 2002, we borrowed an additional $4,500,000 under the equipment financing agreement evidenced by two variable rate term notes secured by specific machinery and equipment located at our manufacturing facilities and at certain vendors’ facilities. The notes require quarterly payments of $225,000 beginning on December 29, 2002 with all unpaid principal balances and accrued interest due on September 30, 2007. In September 2004, we paid $887,000 of outstanding principal on the notes in connection with the final disposition of our discontinued Ozone product line. The balance outstanding under this agreement at December 31, 2004 was $6,443,000. No additional amounts can be borrowed under this agreement.

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

Our debt, including borrowings under the revolving credit facility and notes payable, has increased by $4,987,000 to $29,664,000 at December 31, 2004 compared to $24,677,000 at September 30, 2004 primarily due to seasonal working capital requirements, as discussed above. Additionally, our long-term non-cancelable raw material purchase obligations decreased $502,000 to $3,626,000 at

December 31, 2004 from $4,128,000 at September 30, 2004. There were no other significant changes in our contractual cash obligations and other commercial commitments from those disclosed in our Transition Report on Form 10-KT for the transition period from January 1, 2004 through September 30, 2004.

Other Matters

Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements included in this Form 10-Q for information related to recent accounting pronouncements.

Strategic Alternatives Review

In January 2005, we announced that our Board of Directors is considering various strategic alternatives to enhance stockholder value, including pursuing a potential sale of a portion or all of the business. We have engaged J.P. Morgan Securities Inc. to assist us in our strategic review. No assurance can be given that any strategic alternative involving a transaction will be pursued or, if a transaction is pursued, that it will be consummated.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant’s Transition Report on Form 10-KT for the transition period from January 1, 2004 through September 30, 2004. There has been no significant change in the nature or amount of market risk since year-end.

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

ITEM 6. EXHIBITS

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

WATER PIK TECHNOLOGIES, INC.

Date: February 4, 2005	By:	/s/ MICHAEL P. HOOPIS
Michael P. Hoopis
President and Chief Executive Officer (Principal Executive Officer)

Date: February 4, 2005	By:	/s/ VICTOR C. STREUFERT
Victor C. Streufert
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)