Form 10-KT/A
period 2004-09-30
WATER PIK TECHNOLOGIES INC
filed 2005-03-18
CIK 1094286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from January 1, 2004 to September 30, 2004

Commission file number 1-15297

WATER PIK TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

(State or other jurisdiction of incorporation or organization)

Delaware	25-1843384
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Corporate Plaza, Suite 246 Newport Beach, CA 92660
(Address of principal executive offices, including zip code)

(949) 719-3700
(Registrant’s telephone number, including area code)

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

☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

☒ Yes  ☐ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 25, 2004 was approximately $190,990,879, based on the closing sale price on that date of the Common Stock of $16.83 as reported by the New York Stock Exchange. Shares of voting stock known by the registrant to be beneficially owned by executive officers or directors of the registrant are not included in the computation; however, shares of voting stock reported to be beneficially owned by holders of 5 percent or more of the voting stock are included in the computation. The registrant has made no determination whether any such persons are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

The number of shares of Common Stock outstanding as of December 3, 2004 was 12,124,949 shares.

Explanatory Note

This Amendment No. 1 to Transition Report on Form 10-K (“Amendment No. 1”) is filed solely to correct information set forth in Part III, Item 12 (Security Ownership of Certain Beneficial Owners and Management Security Ownership) of the Transition Report on Form 10-K of Water Pik Technologies, Inc. (the “Company”) for the transition period from January 1, 2004 through September 30, 2004 (the “Transition Report”).  The Transition Report was filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2004.

In connection with the filing of this Amendment No. 1 and pursuant to the SEC rules promulgated pursuant to the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 1 certain currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Except as described above, no other amendments are being made to the Transition Report.  This Amendment No. 1 does not reflect events occurring after the December 14, 2004 filing of the Transition Report or modify or update the disclosure contained in the Transition Report in any way other than as required to reflect the amendments discussed above and reflected below.

Item 12 Security Ownership of Certain Beneficial Owners and

                                Management Security Ownership

The following table sets forth the number of shares of our Common Stock beneficially owned, directly or indirectly, by each person known to us to own beneficially more than five percent of our outstanding Common Stock, each Director, each of our Named Executive Officers and by our Directors and executive officers as a group, in each case based upon the beneficial ownership of such persons reported to us as of December 3, 2004, including shares as to which a right to acquire ownership exists within 60 days of December 3, 2004 (for example, through the exercise of stock options) within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934 unless otherwise indicated. Each person has sole voting and investment power with respect to the shares listed and each person’s address is the address of our corporate offices, except where otherwise noted.

Beneficial Owner	Shares Owned	Shares Under Restricted Stock Plans(1)	Total Shares Beneficially Owned	Percent of Shares Outstanding As of December 3, 2004
Tennenbaum Capital Partners, LLC(2) 2951 28th Street, Suite 1000 Santa Monica, CA 90405	2,360,485	—	2,360,485	19.5%
Wells Fargo & Company(3) 420 Montgomery St. San Francisco, CA 94104	1,352,771	—	1,352,771	11.2%
Richard P. Simmons(4) Birchmere, Quaker Hollow Road Sewickley, PA 15143	859,190	—	859,190	7.1%
Singleton Group LLC(5) 335 North Maple Drive, Suite 177 Beverly Hills, CA 90210	699,981	—	699,981	5.8%
Michael P. Hoopis(6)	605,974	52,544	658,518	5.2%
Robert P. Bozzone(7)	370,477	6,000	376,477	3.1%
Victor C. Streufert(8)	203,093	35,523	238,616	1.9%
Robert J. Rasp(9)	159,801	21,182	180,983	1.5%
Robert A. Shortt(10)	142,263	30,358	172,621	1.4%
Richard P. Bisson(11)	126,669	12,737	139,406	1.1%
William G. Ouchi(12)	65,157	6,000	71,157	*
Charles J. Queenan, Jr.(13)	50,638	6,000	56,638	*
W. Craig McClelland(14)	27,154	6,000	33,154	*
F. Peter Cuneo(15)	11,920	6,000	17,920	*
Babette E. Heimbuch	4,343	7,000	11,343	*
All Directors and executive officers as a group (13 persons)(16)	1,963,051	226,478	2,189,529	16.3%

*	Less than one percent of the outstanding shares.
(1)	Subject to forfeiture if established service and other forfeiture conditions are not met.
(2)

Based solely upon information set forth in Schedule 13D dated January 11, 2001 and filed with the SEC on January 12, 2001, as amended on November 14, 2003 (filed November 17, 2003), amended December 4, 2003 (filed December 8, 2003) amended January 27, 2004 (filed January 28, 2004) and amended April 30, 2004(filed May 3, 2004). The number listed represents shares of our Common Stock beneficially owned by one or more members of a group consisting of Special Value Bond Fund, LLC, Special Value Bond Fund II, LLC, SVIM/MSM, LLC, SVIM/MSM II, LLC, Tennenbaum Capital Partners, LLC (formerly Special Value Investment Management), LLC, Tennenbaum & Co., LLC and Michael E. Tennenbaum.

(3)

Based solely upon information set forth in Schedule 13G dated December 9, 2003 and filed with the SEC on December 10, 2003, as amended on January 16, 2004 (filed January 20, 2004), amended February 12, 2004 (filed February 13, 2004) and amended May 26, 2004 (filed May 27, 2004), as updated pursuant to e-mail provided by Wells Fargo law department on November 22, 2004.

(4)

Based solely upon information set forth in Schedule 13G/A dated February 4, 2003 and filed with the SEC on February 4, 2003, and information set forth in Schedule 13D dated May 30, 2003 and filed with the SEC on May 30, 2003. Mr. Simmons disclaims beneficial ownership of 11,895 shares of our Common Stock owned by the R. P. Simmons Family Foundation, a private charitable foundation to which Mr. Simmons serves as trustee.

(5)

Based solely upon information set forth in Schedule 13G dated April 19, 2000 and filed with the SEC on April 21, 2000. The number listed represents shares of our Common Stock beneficially owned by one or more members of a group consisting of William W. Singleton, Caroline W. Singleton and Donald E. Rugg.

(6)

Includes 498,821 shares of our Common Stock to which Mr. Hoopis has or will have the right to acquire within 60 days through the exercise of stock options. Also includes 54,054 shares of our Common Stock to which Mr. Hoopis could have the right to acquire within 60 days through the conversion of stock units held under the deferred compensation feature of the Company’s 1999 Incentive Plan. Under the 1999 Incentive Plan, vested stock units are distributed in the form of Common Stock to the participant, upon termination of employment in a lump sum or periodically as elected by the participant. Stock units, all of which would be vested either over time or through acceleration, are also automatically distributed in the form of Common Stock upon a change of control of the Company, regardless of whether the participant has elected lump sum or periodic distribution. The stock units held in the 1999 Incentive Plan for Mr. Hoopis are fully vested and are subject to lump sum distribution in the form of our Common Stock.

(7)

Includes 92,457 shares of our Common Stock held by The Robert P. Bozzone Grantor Retained Annuity Trust II, as to which Mr. Bozzone serves as trustee, 121 shares of our Common Stock held in Mr. Bozzone’s account as a participant in the Teledyne, Inc. 401(k) plan, 12,000 shares owned by Mr. Bozzone’s wife to which he disclaims beneficial ownership and 9,000 shares of our Common Stock to which Mr. Bozzone has or will have the right to acquire within 60 days through the exercise of stock options.

(8)

Includes 15,000 shares of our Common Stock that are held by The Streufert Family Revocable Living Trust dated May 16, 1997, as to which Mr. Streufert serves as a trustee, and 122,582 shares of our Common Stock to which Mr. Streufert has or will have the right to acquire within 60 days through the exercise of stock options. Also includes 30,405 shares of our Common Stock to which Mr. Streufert could have the right to acquire within 60 days through the conversion of stock units held under the deferred compensation feature of the Company’s 1999 Incentive Plan. The stock units held in the 1999 Incentive Plan for Mr. Streufert are fully vested and are subject to periodic distribution in the form of our Common Stock. See note (6) for additional information regarding the deferred compensation feature of the 1999 Incentive Plan.

(9)

Includes 120,274 shares of our Common Stock to which Mr. Rasp has or will have the right to acquire within 60 days through the exercise of stock options and 1,148 shares of our Common Stock held by Mr. Rasp in the Company’s 401(k) plan. Also includes 23,650 shares of our Common Stock to which Mr. Rasp could have the right to acquire within 60 days through the conversion of stock units held under the deferred compensation feature of the Company’s 1999 Incentive Plan. The stock units held in the 1999 Incentive Plan for Mr. Rasp are fully vested and are subject to periodic distribution in the form of our Common Stock. See note (6) for additional information regarding the deferred compensation feature of the 1999 Incentive Plan.

(10)

Includes 78,402 shares of our Common Stock to which Mr. Shortt has or will have the right to acquire within 60 days through the exercise of stock options. Also includes 33,108 shares of our Common Stock to which Mr. Shortt could have the right to acquire within 60 days through the conversion of stock units held under the deferred compensation feature of the Company’s 1999 Incentive Plan. The stock units held in the 1999 Incentive Plan for Mr. Shortt are fully vested and are subject to periodic distribution in the form of our Common Stock. See note (6) for additional information regarding the deferred compensation feature of the 1999 Incentive Plan.

(11)	Includes 99,022 shares of our Common Stock to which Mr. Bisson has or will have the right to acquire within 60 days through the exercise of stock options.

(12)

Includes 50,000 shares of our Common Stock owned by the William G. Ouchi Consultants, Inc. Money Purchase Pension Plan dated November 1, 1980, as to which Mr. Ouchi serves as a trustee, and 9,000 shares of our Common Stock to which Mr. Ouchi has or will have the right to acquire within 60 days through the exercise of stock options.

(13)

Includes 2,705 shares of our Common Stock owned by Mr. Queenan’s wife to which he disclaims beneficial ownership and 9,000 shares of our Common Stock to which Mr. Queenan has or will have the right to acquire within 60 days through the exercise of stock options.

(14)	Includes 9,000 shares of our Common Stock to which Mr. McClelland has or will have the right to acquire within 60 days through the exercise of stock options.
(15)	Includes 7,000 shares of our Common Stock to which Mr. Cuneo has or will have the right to acquire within 60 days through the exercise of stock options.
(16)

Includes all Directors, Named Executive Officers, and other executive officers not named in the table, as of December 3, 2004. Includes 157,344 shares of our Common Stock which two additional executive officers not named in the table, combined, have or will have the right to acquire within 60 days through the exercise of stock options. Also includes 12,473 shares of our Common Stock to which one executive officer not named in the table could have the right to acquire within 60 days through the conversion of stock units held under the deferred compensation feature of the Company’s 1999 Incentive Plan, which stock units will vest no later than February 16, 2005 and are subject to periodic distribution in the form of our Common Stock. See note (6) for additional information regarding the deferred compensation feature of the 1999 Incentive Plan. See also notes (1) and (6) through (15) above.

EQUITY COMPENSATION PLAN INFORMATION

                Set forth below is a summary of the Company’s securities authorized for issuance under equity compensation plans as of September 30, 2004:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,398,899(1)	$9.04	416,803(3)
Equity compensation plans not approved by security holders(2)	425,028	$10.61	38,790(4)
Total	1,823,927	$9.41	455,593

(1)

Includes stock options under the Water Pik Technologies, Inc. 1999 Incentive Plan (the “Incentive Plan”), approved by stockholders in May 2000, and amended and reapproved by stockholders in May 2004. Following the May 2004 amendment, the Incentive Plan has 1,900,000 authorized shares available for awards to selected officers and key employees plus up to 500,000 additional shares for awards transferred from the Company’s plans pursuant to the deferred compensation feature of the Incentive Plan. Also, includes stock options under the Water Pik Technologies, Inc. 1999 Non-Employee Director Stock Compensation Plan (the “Directors’ Plan”), approved by stockholders in April 2001.

(2)

Consists of stock options granted under the Water Pik Technologies, Inc. Broad-Based Stock Option Plan (the “Broad-Based Plan”), approved by the Board of Directors on December 30, 1999. See “Equity Compensation Plans Not Approved by Security Holders” below for additional information.

(3)

Amount represents securities available under the Incentive Plan, the Directors’ Plan and the Water Pik Technologies, Inc. Employee Stock Purchase Plan, which consists of the Stock Acquisition and Retention Program (“SARP”) and the Employee Stock Purchase Program (“ESPP”). Types of awards available under the Incentive Plan include stock options, restricted stock, stock appreciation rights and stock units. Types of awards available under the Directors’ Plan include stock options, restricted stock and common stock issued in payment for retainer fees. Under both the Incentive Plan and the Directors’ Plan, the securities available for future issuance are reserved for any of such types of awards. Amount also includes 84,558 shares available for issuance under the SARP, which may only be granted as restricted stock awards.

(4)

Amount represents securities available under the Broad-Based Plan. See “Equity Compensation Plans Not Approved by Security Holders” below for additional information on the material features of the plan.

Equity Compensation Plans Not Approved by Security Holders

                The Company’s Broad-Based Plan has not been approved by security holders. The Broad-Based Plan provides for nonqualified stock options that generally vest over a three-year period and expire ten years from the date of grant, and are granted to eligible employees other than officers and directors of the Company. The terms of the Broad-Based Plan state that the total number of shares authorized is 5.0 percent of the outstanding shares of the Common Stock of the Company, increased automatically if there is an increase in the Company’s outstanding shares. However, in anticipation of the implementation of NYSE Rule 303A.08, which does not permit automatic increases in shares available based upon a formula in the plan (also known as an “evergreen formula”) unless a plan has been approved by stockholders and is not more than 10 years in length, the Company ceased using the “evergreen” feature of the Broad-Based Plan effective June 30, 2003. On June 30, 2003, there were 76,241 shares available under the Broad-Based Plan. On December 31, 2003, there were 121,904 shares available under the Broad-Based Plan. On September 30, 2004, there were 38,790 shares available under the Broad-Based Plan. The decrease in available shares under the Broad-Based Plan between December 31, 2003 and September 30, 2004 was due to issuance of stock options to employees.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER PIK TECHNOLOGIES, INC.

By: /s/ MICHAEL P. HOOPIS
Date: March 18, 2005	Michael P. Hoopis President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL P. HOOPIS
Michael P. Hoopis	President, Chief Executive Officer and a Director (Principal Executive Officer)	March 18, 2005

/s/ VICTOR C. STREUFERT
Victor C. Streufert	Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 18, 2005

/s/ ROBERT P. BOZZONE
Robert P. Bozzone	Director	March 18, 2005

/s/ F. PETER CUNEO
F. Peter Cuneo	Director	March 18, 2005

/s/ BABETTE E. HEIMBUCH
Babette E. Heimbuch	Director	March 18, 2005

/s/ W. CRAIG MCCLELLAND
W. Craig McClelland	Director	March 18, 2005

/s/ WILLIAM G. OUCHI
William G. Ouchi	Director	March 18, 2005

/s/ CHARLES J. QUEENAN, JR.
Charles J. Queenan, Jr.	Director	March 18, 2005

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.