Form 10-Q
period 2005-03-31
WATER PIK TECHNOLOGIES INC
filed 2005-05-11
CIK 1094286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of Common Stock outstanding on May 9, 2005 was 12,177,226 shares.

WATER PIK TECHNOLOGIES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Water Pik Technologies, Inc.
Consolidated Balance Sheets

(In thousands, except for share and per-share amounts)

	March 31, 2005	September 30, 2004
	(Unaudited)

Assets
Current assets:
Cash	$1,385	$11,036
Accounts receivable, less allowances of $1,834 at March 31, 2005 and $2,371 at September 30, 2004	79,464	58,418
Inventories	52,487	45,387
Deferred income taxes	8,632	8,736
Prepaid expenses and other current assets	3,231	2,803

Total current assets	145,199	126,380
Property, plant and equipment, net	42,544	45,553
Goodwill, net	35,602	35,149
Deferred income taxes	847	225
Other assets, net	4,522	3,893

Total assets	$228,714	$211,200

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,815	$26,069
Accrued income taxes	—	27
Accrued liabilities	22,072	32,529
Current portion of long-term debt	3,834	3,838

Total current liabilities	47,721	62,463
Long-term debt, less current portion	44,729	20,839
Other accrued liabilities	6,171	5,358
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 12,143,637 and 12,282,527 shares issued and outstanding at March 31, 2005 and September 30, 2004, respectively	127	128
Additional paid-in capital	81,689	82,625
Equity adjustments due to stock plans	570	(996)
Treasury stock at cost, 704,211 and 541,343 shares at March 31, 2005 and September 30, 2004, respectively	(7,291)	(7,130)
Retained earnings	51,591	45,474
Accumulated comprehensive income	3,407	2,439

Total stockholders’ equity	130,093	122,540

Total liabilities and stockholders’ equity	$228,714	$211,200

See accompanying notes

Water Pik Technologies, Inc.
Consolidated Statements of Operations

(In thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Sales	$69,689	$67,661	$159,587	$164,772
Cost and expenses:
Cost of sales	50,879	50,325	113,133	117,536
Selling expenses	11,435	11,176	21,975	23,510
General and administrative expenses	5,387	5,299	11,230	11,348
Research and development expenses	1,704	1,702	3,089	3,547
	69,405	68,502	149,427	155,941
Operating income (loss)	284	(841)	10,160	8,831
Interest expense	526	546	891	1,004
Other income	(96)	(70)	(304)	(128)
Income (loss) from continuing operations before income taxes	(146)	(1,317)	9,573	7,955
Income tax provision (benefit)	(58)	(468)	3,686	2,835
Income (loss) from continuing operations	(88)	(849)	5,887	5,120

Discontinued operations:
Income (loss) from operations of discontinued product line	374	—	374	(45)
Income tax provision (benefit)	144	—	144	(15)
Income (loss) on discontinued operations	230	—	230	(30)
Net income (loss)	$142	$(849)	$6,117	$5,090

Basic net income (loss) per common share
Continuing operations	$(0.01)	$(0.07)	$0.49	$0.43
Discontinued operations	0.02	—	0.02	—
Net income (loss)	$0.01	$(0.07)	$0.51	$0.43

Diluted net income (loss) per common share
Continuing operations	$(0.01)	$(0.07)	$0.47	$0.41
Discontinued operations	0.02	—	0.02	—
Net income (loss)	$0.01	$(0.07)	$0.48	$0.40

Shares used in per share calculation – basic	12,050,000	11,941,000	11,997,000	11,973,000
Shares used in per share calculation – diluted	12,751,000	11,941,000	12,651,000	12,581,000

Water Pik Technologies, Inc.
Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2005	2004
Operating activities:
Net income	$6,117	$5,090
Loss (income) from discontinued product line	(230)	30

Income from continuing operations	5,887	5,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,825	5,157
Deferred income taxes	253	47
Tax benefit of pre-spin-off foreign tax losses	—	18
Compensation expense arising from stock awards	317	474
Tax benefit from restricted stock awards	73	191
Interest income from stockholder notes	—	(136)
Loss on sale of property, plant and equipment	8	40
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(20,847)	(23,378)
Inventories	(6,704)	3,471
Accounts payable	(4,364)	(198)
Accrued liabilities	(10,511)	(2,603)
Accrued income taxes	(442)	(2,281)
Other assets and liabilities	(804)	(1,679)

Cash used in operating activities	(32,309)	(15,757)

Investing activities:
Purchase of business net of cash acquired	—	(10,128)
Purchase of property, plant and equipment	(1,699)	(3,118)
Disposal of property, plant and equipment	34	(7)

Cash used in investing activities	(1,665)	(13,253)

Financing activities:
Net borrowings on revolving credit facilities	25,789	27,168
Payments on promissory notes	(1,891)	(1,897)
Proceeds from exercise of stock options	171	1,086
Acquisition of treasury stock	(161)	—
Principal payment on capital leases	(10)	(10)

Cash provided by financing activities	23,898	26,347

Effect of exchange rate changes on cash	195	(103)
Cash provided by (used in) discontinued operations	230	(30)

Decrease in cash	(9,651)	(2,796)
Cash at beginning of period	11,036	3,888

Cash at end of period	$1,385	$1,092

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

We are a leader in designing, manufacturing and marketing a broad range of well-recognized personal healthcare products and pool products and water-heating systems. Our products include: showerheads; consumer and professional oral health products; water filtration products; swimming pool and spa heaters, heat pumps, heat exchangers, electronic controls, valves, pumps, filters, automatic salt chlorine generators, titanium heat exchangers, water features and accessories; and residential and commercial water-heating systems. We operate in two business segments: the Personal Health Care segment and the Pool Products and Heating Systems segment.

FISCAL YEAR

In January 2004, we changed our fiscal year end from the Sunday nearest December 31 to the Sunday nearest September 30. As a result of this change, we reported a nine-month transition period ended September 30, 2004. We operate on a 52- or 53-week fiscal year with fiscal quarters ending on the Sunday nearest to the end of the applicable thirteen-week period. The fiscal quarter and year-to-date periods presented in our consolidated financial statements are presented as of the last day of the calendar quarter for convenience. This Form 10-Q is for the three month period ended April 3, 2005, but for presentation purposes, is described as the three month period ended March 31, 2005.

SEASONALITY

Our business is highly seasonal, with operating results varying from quarter to quarter. The Personal Health Care segment has generally experienced higher sales in the quarter ending in December of each fiscal year due to stronger retail demand during the holiday season. The Pool Products and Heating Systems segment has historically experienced higher sales in the quarters ending in June and December of each fiscal year as customers purchase such products in preparation for the cooler weather and in anticipation of the warm spring and summer months. In addition, as a result of the seasonality of sales, the Pool Products and Heating Systems segment offers incentive programs and extended payment terms to encourage pool product customers to purchase products from September through December, as is consistent with industry practice. The extended payment term receivables are collected during the spring and summer months, which creates a seasonal peak in working capital and borrowing levels during the winter months. Variations in operating results can also occur due to short-term trends such as changes in the economic environment, consumer spending, product sourcing arrangements and weather patterns.

UNAUDITED INTERIM FINANCIAL INFORMATION

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In management’s opinion, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications had no effect on reported results of operations or stockholders’ equity. The information included in this Form 10-Q should be read in conjunction with our Transition Report on Form 10-KT, as amended, for the transition period from January 1, 2004 through September 30, 2004, including information regarding our critical accounting policies and estimates. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) finalized Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to measure compensation costs for all share-based payments (including employee stock options) at fair value, effective for interim or annual periods beginning after June 15, 2005. SFAS No. 123R provides two tentative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are non-vested as of the effective date of SFAS No. 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123. The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123R in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS No.

123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS No. 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS No. 123R, the modified prospective transition method described above would be applied.

On April 15, 2005, the U.S. Securities and Exchange Commision (the “SEC”) announced a deferral of the effective date of SFAS No. 123R until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005.

We expect to adopt SFAS No. 123R for the quarter ending December 31, 2005. We are reviewing our alternatives for adoption under this new pronouncement. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have an effect on our results of operations similar to the amounts reported historically in our footnotes under the pro forma disclosure provisions of SFAS No. 123.

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

2.              Inventories

We value our inventory at the lower of its cost to purchase or manufacture (last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods) or its current estimated market value. Inventories consist of the following:

	March 31, 2005	September 30, 2004
	(In thousands)
Raw materials and supplies	$19,543	$16,906
Work-in-process	3,587	3,154
Finished goods	34,239	30,093
Total inventories at current cost	57,369	50,153
Less: Allowances to reduce current cost values to LIFO basis	(4,882)	(4,766)
Total inventories	$52,487	$45,387

Inventories determined using the LIFO cost method were $43,666,000 at March 31, 2005 and $37,091,000 at September 30, 2004, net of LIFO reserves. The remainder of our inventories were determined using the FIFO cost method.

3.              Acquisition

On January 20, 2004, as part of our strategic objective to accelerate sales and profit growth in our pool business through development of a more comprehensive package of pool equipment and accessories, we acquired from Finchem USA, Inc. (“Finnchem”) substantially all of the assets of Huron Tech Systems, a Jacksonville, Florida manufacturer of automatic salt chlorine generators, used for swimming pool and spa water sanitation, and titanium heat exchangers, a component used in premium heat pumps. The purchase price after adjustments totaled $10,128,000 (consisting of $10,000,000 in cash and $128,000 in direct acquisition costs). As of March 31, 2005, the final allocation of the purchase price resulted in $9,127,000 of goodwill, $100,000 of identifiable intangible assets with estimated three- to five-year lives, $1,494,000 of current assets (primarily accounts receivable and inventory), $120,000 in property, plant and equipment and $713,000 in assumed liabilities. During the three months ended December 31, 2004, the allocation of the purchase price was adjusted to reflect additional information regarding the value of liabilities assumed and estimated contingent payments, which resulted in additional goodwill of $243,000. The goodwill was assigned to the Pool Product and Heating Systems segment and is expected to be deductible for tax purposes. In connection with the acquisition, we entered into a component supply agreement for a period of five years with Finnchem. The results of operations of Huron Tech Systems are included in our consolidated results of operations beginning January 20, 2004.

4.              Long-Term Debt

Long-term debt is comprised of the following:

	March 31, 2005	September 30, 2004
	(In thousands)
Revolving credit facility	$25,847	$60
Mortgage notes payable	17,707	18,119
Promissory notes payable — equipment financing agreement	4,964	6,443
Other	45	55
	48,563	24,677
Less: Current portion	(3,834)	(3,838)
Long-term debt	$44,729	$20,839

We utilize interest rate swap agreements as cash flow hedges to lock in the interest rate on borrowings and achieve a desired proportion of variable versus fixed-rate debt. At March 31, 2005 and September 30, 2004, we had outstanding two interest rate swap agreements related to borrowings under the equipment financing agreement with an aggregate notional amount of $3,601,500 and $4,630,000, respectively; these interest rate swap agreements expire on January 1, 2007. On a pre-tax basis, the changes in their fair values resulted in a gain of $64,000 and a loss of $25,000 for the three months and six months ended March 31, 2005, respectively, and gains of $14,000 and $75,000 for the three months and six months ended March 31, 2004, respectively, which have been recognized in accumulated comprehensive income within stockholders’ equity. The counterparty to these interest rate swap agreements is a major financial institution. We continually monitor the credit quality of the financial institution and anticipate full performance by the counterparty.

Our revolving credit facility and our real estate loan agreement and related mortgage notes require us to be in compliance with specific financial and non-financial covenants and restrictions relating to indebtedness, liens, investments, dividends, fixed charge coverage, capital expenditures and the relationship of our total consolidated indebtedness to EBITDA (earnings before interest, income taxes, depreciation and amortization). We were in compliance with these covenants at March 31, 2005.

5.              Stock Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and comply with disclosure provisions of SFAS No. 123. If we had elected to recognize compensation cost for stock options based on their fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income and net income per share, for the three months and six months ended March 31, 2005 and 2004 would have been as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)		(In thousands, except per share amounts)

Net income (loss), as reported	$142	$(849)	$6,117	$5,090
Stock-based compensation expense included in reported net income (loss), net of tax	74	107	184	311
Total stock-based compensation expense determined under the fair value based method for all awards, net of tax	(351)	(237)	(760)	(622)
Pro forma net income (loss)	$(135)	$(979)	$5,541	$4,779

Basic net income (loss) per common share:
As reported	$0.01	$(0.07)	$0.51	$0.43
Pro forma	$(0.01)	$(0.08)	$0.46	$0.40

Diluted net income (loss) per common share:
As reported	$0.01	$(0.07)	$0.48	$0.41
Pro forma	$(0.01)	$(0.08)	$0.44	$0.38

For purposes of pro forma disclosure, the estimated fair value of the options is amortized ratably over the options’ vesting period. Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model. The following weighted average assumptions were used in estimating the fair value of option grants: an expected dividend yield of zero percent, an average expected life of the options of six years, an expected volatility of 40.2 percent and a risk-free interest rate of 3.7 percent. There were 5,000 options granted in the six months ended March 31, 2005. The weighted average fair value of options granted in the six months ended March 31, 2005 was $6.77. There were no options granted during the three months and six months ended March 31, 2004.

6.              Employee Stock Compensation Plans

On March 9, 2004, our Board of Directors approved, and on May 13, 2004, our stockholders approved, an amendment to the Water Pik Technologies, Inc. 1999 Incentive Plan (“Incentive Plan”), to limit the number of shares of common stock authorized to be issued, eliminate adjustments to authorized shares under the Incentive Plan as a percentage of our outstanding shares, prohibit the repricing of outstanding stock options and other awards and re-approve the terms of cash awards and performance goals. The amendment also created a deferred compensation feature to allow designated Incentive Plan participants to defer the receipt of stock option gains, shares of restricted stock and any stock appreciation rights or other compensation awards payable in shares of common stock. Pursuant to the amendment, on November 26, 2004, certain executive officers deferred receipt of 153,690 shares of restricted stock. Under the terms of the Incentive Plan, the deferral resulted in cancellation of 153,690 shares of restricted stock and the addition of 153,690 shares to the Incentive Plan, which shares have been reserved for reissuance to the officers in accordance with their individual distribution elections. There are currently 2,053,690 authorized shares under the Incentive Plan, including the shares added as a result of the deferral. The deferred shares were included in treasury stock and equity adjustments due to stock plan components of equity as of March 31, 2005. The deferral had no impact on total stockholders’ equity as of March 31, 2005.

As of March 31, 2005, there were 425,433 shares available for issuance under the Incentive Plan, of which 153,690 were committed to the restricted stock deferral participants and 195,453 were committed in the event of maximum achievement of performance goals under the 2004 through 2006 Performance Share Plan (“PSP”). As of March 31, 2005, there were 36,058 shares available for issuance under the 1999 Broad-Based Stock Option Plan and 84,558 shares available for issuance under the Stock Acquisition and Retention Program, of which none were committed.  On May 4, 2005, our Board of Directors approved a grant of 30,000 restricted common shares to certain key employees pursuant to our Incentive Plan. (See Note 14, “Subsequent Events”). Following the May 4, 2005 grant, there are 395,433 shares available for issuance under the Incentive Plan.  In addition, subsequent to March 31, 2005, the number of shares committed to participants under the PSP in the event of maximum achievement of performance goals was adjusted to 180,881 due to refinements for personnel changes.

7.              Comprehensive Income (Loss)

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(In thousands)
Net income (loss)	$142	$(849)	$6,117	$5,090
Foreign currency translation gains (losses)	(1,165)	(501)	983	958
Change in fair value of cash flow hedge	40	9	(15)	48
Comprehensive income (loss)	$(983)	$(1,341)	$7,085	$6,096

8.              Income Taxes

The provision for income taxes for the 2005 and 2004 interim periods was computed in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” and was based on projections of total year pre-tax income in accordance with SFAS No. 109, “Accounting for Income Taxes.” The effective income tax rate attributable to continuing operations was 39.7 percent and 38.5 percent for the three months and six months ended March 31, 2005, respectively, compared to 35.5 percent and 35.6 percent for the three months and six months ended March 31, 2004, respectively.

9.              Commitments and Contingencies

WARRANTIES

We provide for the estimated cost of product warranties at the time revenue is recognized. We generally warrant our products for a period of one to five years, with some Shower products carrying a limited lifetime warranty. Factors considered in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical warranty claim rates, historical costs per claim, and the knowledge of specific product failures that are outside our typical experience. We assess the adequacy of our pre-existing warranty liabilities and adjust the amounts as necessary based on actual experience and changes in future expectations. During the six months ended March 31, 2005, the allocation of the purchase price of Huron Tech Systems was adjusted to reflect an additional warranty liability of $172,000.

Information on changes in our accrued warranty liability and related costs are as follows:

	Six Months Ended March 31,
	2005	2004
	(In thousands)
Beginning accrued warranty liability	$7,137	$5,174
Cost of warranty claims	(5,047)	(5,357)
Accruals for product warranties	4,510	5,938
Product warranties acquired	172	200
Ending accrued warranty liability	$6,772	$5,955

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

We have recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $4,155,000 and $4,772,000 as of March 31, 2005 and September 30, 2004, respectively. The amount related to product and general liability lawsuits, asserted claims and incurred but not reported claims was $1,733,000 and $2,037,000 as of March 31, 2005 and September 30, 2004, respectively. The amount related to workers’ compensation asserted claims and incurred but not reported claims was $1,544,000 and $1,505,000 as of March 31, 2005 and September 30, 2004, respectively. The amount related to medical and dental self-insured reserves including the asserted claims and incurred but not reported claims was $878,000 and $1,230,000 as of March 31, 2005 and September 30, 2004, respectively.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(In thousands)
Weighted average common shares outstanding – basic	12,050	11,941	11,997	11,973
Diluted effect of employee stock options and restricted shares	701	—	654	608
Weighted average common shares outstanding – diluted	12,751	11,941	12,651	12,581

11.       Discontinued Operations

In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment. The Ozone product line included the Aquia® home sanitizing product introduced in September 2001. Disposition of the tangible assets of the Ozone product line was completed during the nine months ended September 30, 2004. During the three months ended March 31, 2005, we entered into an agreement to sell our remaining Ozone patents and trademarks to Advantage Engineering Inc. (“Advantage”). Under the agreement, Advantage entered into a new patent license agreement for ozone generator cell technologies with Lynntech International, Ltd. (“Lynntech”), our former licensor, and our patent license agreement with Lynntech was terminated.  In connection with this sale, we recognized a $230,000 after tax gain during the quarter ended March 31, 2005. Operating results for the discontinued product line have been reported separately as discontinued operations in the consolidated statements of income for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

12.       Business Segments

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

Information on our business segments is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(In thousands)
Sales:
Pool Products and Heating Systems	$43,449	$38,957	$103,777	$99,549
Personal Health Care	26,240	28,704	55,810	65,223
Total Sales	$69,689	$67,661	$159,587	$164,772

Operating income (loss):
Pool Products and Heating Systems	$(1,265)	$(2,471)	$5,733	$5,032
Personal Health Care	1,549	1,630	4,427	3,799
Total operating income (loss)	284	(841)	10,160	8,831
Interest expense	526	546	891	1,004
Other income	(96)	(70)	(304)	(128)
Income (loss) from continuing operations before income taxes	$(146)	$(1,317)	$9,573	$7,955

	March 31, 2005	September 30, 2004
	(In thousands)
Identifiable assets:
Pool Products and Heating Systems	$154,060	$130,413
Personal Health Care	59,728	66,528
Corporate	14,926	14,259
Total identifiable assets	$228,714	$211,200

13.       Recent Developments

In January 2005, we announced that our Board of Directors is considering various strategic alternatives to enhance stockholder value including pursuing a potential sale of a portion or all of the Company. We have engaged J.P. Morgan Securities Inc. to assist us in our strategic review. No assurance can be given that any strategic alternative involving a transaction will be pursued or, if a transaction is pursued, that it will be consummated. In addition, the impact, if any, that engaging in a strategic alternatives review process will have on our financial performance or operations is uncertain. As of March 31, 2005, we have incurred $235,000 of operating expenses in connection with our strategic alternatives review.

14.       Subsequent Events

On May 4, 2005, our Board of Directors approved a grant of 30,000 restricted common shares to certain key employees pursuant to our Incentive Plan. The restricted common shares had a fair value on the date of grant of $19.56 per share and vest ratably over four years. Annual compensation expense associated with the grant of restricted common shares is $147,000, of which $61,000 will be recognized during Fiscal Year 2005.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements regarding future events or our future financial performance that involve certain risks and uncertainties. Any statements contained in this report, which are not historical fact, may be considered forward-looking statements, and we rely upon the “safe harbor” for forward-looking statements provided by Private Securities Litigation Reform Act of 1995. Actual results could differ materially from these forward-looking statements as a result of the risk factors described in our Transition Report on Form 10-KT, as amended, for the transition period from January 1, 2004 through September 30, 2004, including, among others, our ability to develop new products and execute our growth strategy, the uncertainty of new product testing and regulatory approvals, the uncertainty that our marketing efforts will achieve the desired results with respect to existing or new products, our dependence on key customers, the seasonal nature of our businesses, the impact on consumer confidence and consumer spending, the effect of product liability claims, the impact of rising commodity costs such as steel, copper, titanium, resin and oil, risks associated with using foreign suppliers including increased transportation costs and potential supply chain disruption due to delays at West Coast ports, failure to protect our intellectual properties and our ability to integrate acquisitions and realize expected synergies. With respect to our strategic alternatives announcement on January 4, 2005, no assurance can be given that any strategic alternative involving a transaction will be pursued or, if a transaction is pursued, that it will be consummated. In addition, the impact, if any, that engaging in a strategic alternatives review process will have on our financial performance or operations is uncertain. All forward-looking statements in this report and subsequent written or oral statements attributable to us are expressly qualified in their entirety by the foregoing factors.

Overview of Business

Water Pik Technologies, Inc. is a leader in designing, manufacturing and marketing a broad range of well-recognized personal healthcare products, swimming pool products and water-heating systems. We operate in two business segments: the Personal Health Care segment and the Pool Products and Heating Systems segment. The Personal Health Care segment designs, manufactures and markets personal healthcare products including showerheads, consumer and professional oral health products and water filtration products. Our personal healthcare products are sold through a variety of channels, including home centers, mass-merchandisers, drug store chains and specialty retailers. The Pool Products and Heating Systems segment designs, manufactures and markets swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, automatic salt chlorine generators, titanium heat exchangers, water features, accessories and residential and commercial water-heating systems. Our pool products and water-heating systems are sold through contractors and wholesale distributors.

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

In January 2004, we acquired substantially all of the assets of Huron Tech Systems, a manufacturer of automatic salt chlorine generators used for swimming pool and spa water sanitation. The addition of the ClorMatic® salt chlorine generator product line has integrated a high-growth pool equipment category into the Jandy® system. In addition, Huron Tech Systems manufactures titanium heat exchangers, which are used in our heat pump product line. The vertical integration of titanium heat exchangers contributed to margin improvement in the product line.

In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment. The Ozone product line included the Aquia® home sanitizing product introduced in September 2001. Disposition of the tangible assets of the Ozone product line was completed during the nine months ended September 30, 2004. During the three months ended March 31, 2005, we entered into an agreement to sell our remaining Ozone patents and trademarks to Advantage Engineering Inc. (“Advantage”). Under the agreement, Advantage entered into a new patent license agreement for ozone generator cell technologies with Lynntech International, Ltd. (“Lynntech”), our former licensor, and our patent license agreement with Lynntech was terminated. In connection with this sale, we recognized a $230,000 after tax gain during the quarter ended March 31, 2005.  Operating results for the discontinued product line have been reported separately as discontinued operations in the consolidated statements of income for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

In “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Transition Report on Form 10-KT, as amended, for the transition period from January 1, 2004 through September 30, 2004, we discussed those policies that we believe are critical, some of which require the use of complex judgment in their application. Since the date of that Transition Report, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

Consolidated Results of Operations

	Three Months Ended March 31,			Six Months Ended March 31,
(Unaudited)	2005	2004	% Change	2005	2004	% Change
	(Dollars in thousands)

Sales:
Pool Products and Heating Systems	$43,449	$38,957	11.5%	$103,777	$99,549	4.2%
Personal Health Care	26,240	28,704	(8.6)%	55,810	65,223	(14.4)%
Total sales	$69,689	$67,661	3.0%	$159,587	$164,772	(3.1)%
Gross profit	$18,810	$17,336	8.5%	$46,454	$47,236	(1.7)%
Operating income (loss)	$284	$(841)	133.8%	$10,160	$8,831	15.0%
Income (loss) from continuing operations	$(88)	$(849)		$5,887	$5,120
Income (loss) on discontinued operations	230	—		230	(30)
Net income (loss)	$142	$(849)		$6,117	$5,090

Gross profit as a percent of sales	27.0%	25.6%		29.1%	28.7%
Operating income (loss) as a percent of sales	0.4%	(1.2)%		6.4%	5.4%

The results of operations classified as discontinued are excluded from the following discussions of our consolidated and Personal Health Care segment operating results.

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Sales for the three months ended March 31, 2005 were $69,689,000, representing an increase of $2,028,000 or 3.0 percent compared to the three months ended March 31, 2004 due to an increase of $4,492,000 or 11.5 percent in our Pool Products and Heating Systems segment partially offset by a decrease of $2,464,000 or 8.6 percent in our Personal Health Care segment. Pool Products and Heating Systems sales for the three months ended March 31, 2005 benefitted from $1,829,000 in incremental chlorinator and heat exchanger sales from the Huron Tech Systems business acquired in January 2004, higher product pricing, increased sales of pumps and filters due to the success of our builder conversion program and the introduction of the new JandyColors™ multi-colored pool and spa lights. Sales of water-heating systems increased due primarily to higher sales of our Laars® Rheos® and Pennant® commercial boilers as well as slightly higher residential product sales. Sales in the Personal Health Care segment for the three months ended March 31, 2005 reflect lower sales of Shower products due primarily to order timing and the level of promotional programs at two retail customers and competitive pressures.

Gross profit (sales less cost of sales) increased $1,474,000 to $18,810,000 or 27.0 percent of sales for the three months ended March 31, 2005 compared to $17,336,000 or 25.6 percent of sales for the same period in 2004. The increase in gross profit was due primarily to higher sales in our Pool Products and Heating Systems, favorable product mix and improved warranty costs, partially offset by lower sales in our Personal Health Care segment. Gross profit as a percent of sales increased to 27.0 percent for the quarter ended March 31, 2005 from 25.6 percent for the same period in 2004 due primarily to favorable product mix in both segments.

Operating income (gross profit less selling, general and administrative, and research and development expenses) increased $1,125,000 to operating income of $284,000 for the three months ended March 31, 2005 compared to an operating loss of $841,000 in the same three months of 2004. Operating income increased for the quarter ended March 31, 2005 due primarily to higher sales and gross profit as discussed above, combined with lower operating expenses. Selling expenses increased $259,000 or 2.3 percent to $11,435,000 for the three months ended March 31, 2005 from $11,176,000 for the same period in 2004 due primarily to the higher sales volume combined with higher promotional expenses in the Pool Products and Heating Systems segment partially offset by lower promotion and marketing costs in the Personal Health Care segment. Selling expense as a percent of sales decreased to 16.4 percent for the three months ended March 31, 2005 from 16.5 percent for the same period in 2004. General and administrative expenses increased $88,000 to $5,387,000 or 7.7 percent of sales for the three months ended March 31, 2005 compared to $5,299,000 or 7.8 percent of sales for the same period in 2004. General and administrative expenses for the quarter ended March 31, 2005 included $235,000 of operating expenses incurred in connection with our strategic alternatives review and $222,000 of costs to implement Section 404 of the Sarbanes-Oxley Act of 2002. Research and development expenses were $1,704,000 or 2.4 percent of sales for the three months ended March 31, 2005 compared to $1,702,000 or 2.5 percent of sales for the same three month period in 2004.

Interest expense, which relates to borrowings under credit facilities and to promissory and mortgage notes payable, was $526,000 for the three months ended March 31, 2005 compared to $546,000 for the three months ended March 31, 2004. The decrease was due to lower average debt levels during the three months ended March 31, 2005 as compared to the same period in 2004.

Income tax benefit was $58,000 or 39.7 percent of income from continuing operations before income taxes for the three months ended March 31, 2005 as compared to income tax benefit of $468,000 or 35.5 percent of loss from continuing operations before income taxes for the same period in 2004. The higher tax rate, which reflects a Fiscal Year 2005 estimated tax rate of 38.5 percent of income before income taxes, reflects a mix shift to higher state taxing jurisdictions. Additionally, the estimated tax rate used for the three months ended March 31, 2004 was based on the 2003 calendar year rate, which benefited from favorable adjustments to estimates based upon the completion of prior year tax returns.

Six months ended March 31, 2005 compared to the six months ended March 31, 2004

Sales for the six months ended March 31, 2005 were $159,587,000, representing a decrease of $5,185,000 or 3.1 percent compared to the six months ended March 31, 2004 due to a decrease of $9,413,000 in our Personal Health Care segment partially offset by an increase of $4,228,000 in our Pool Products and Heating Systems segment. Sales for both business segments in the quarter ended December 31, 2004 were impacted by the timing of the end of the September 2004 quarter, as that quarter included an extra week of sales during the peak selling season. The increase in sales for the Pool Products and Heating Systems segment was due to sales growth in the quarter ended March 31, 2005 as compared to the same period of 2004, and included $3,974,000 of incremental chlorinator and heat exchanger sales from the Huron Tech Systems business acquired in January 2004. The decrease in sales for the Personal Health Care segment was driven primarily by the timing of promotional activities and competitive pressures in Shower products.

Gross profit (sales less cost of sales) decreased $782,000 to $46,454,000 for the six months ended March 31, 2005 compared to $47,236,000 for the same period in 2004 due to lower sales in the Personal Health Care segment. However, gross profit increased to 29.1 percent of sales for the six months ended March 31, 2005 from 28.7 percent of sales for the same period in 2004 due primarily to favorable product mix.

Operating income (gross profit less selling, general and administrative, and research and development expenses) increased $1,329,000 or 15.0 percent to $10,160,000 for the six months ended March 31, 2005 compared to $8,831,000 for the same period of the prior year. Operating income increased for the six months ended March 31, 2005 as a result of lower operating expenses, which more than offset lower sales and gross profit. Selling expenses decreased $1,535,000 or 6.5 percent to $21,975,000 for the six months ended March 31, 2005 from $23,510,000 for the same period in 2004 due primarily to lower levels of promotional and marketing expenses in the Personal Health Care segment. Selling expense as a percent of sales decreased to 13.8 percent for the six months ended March 31, 2005 from 14.3 percent for the same period in 2004. General and administrative expenses decreased $118,000 to $11,230,000 or 7.0 percent of sales for the six months ended March 31, 2005 from $11,348,000 or 6.9 percent of sales for the same period in 2004 due primarily to operating expense controls in the Personal Health Care segment, which more than offset higher corporate administrative costs incurred in connection with our strategic alternatives review and the implementation of Section 404 of the Sarbanes-Oxley Act. Research and development expenses decreased $458,000 or 12.9 percent to $3,089,000 for the six months ended March 31, 2005 from $3,547,000 for the same period in 2004 due primarily to the timing of testing and certification of new consumer products introduced in 2004 in the Personal Health Care segment.

Interest expense, which relates to borrowings under credit facilities and to promissory and mortgage notes payable, was $891,000 for the six months ended March 31, 2005 compared to $1,004,000 for the six months ended March 31, 2004. The decrease was due to lower average debt levels during the six months ended March 31, 2005 as compared to the same period in 2004.

Income tax expense was $3,686,000 or 38.5 percent of income from continuing operations before income taxes for the six months ended March 31, 2005 as compared to income tax expense of $2,835,000 or 35.6 percent of income from continuing operations before income taxes for the same period in 2004. The higher tax rate reflects a mix shift to higher state taxing jurisdictions combined with the December 2003 impacts of favorable adjustments to estimates based upon the completion of prior year tax returns.

Pool Products and Heating Systems

	Three Months Ended March 31,			Six Months Ended March 31,
(Unaudited)	2005	2004	%	2005	2004	%
	(Dollars in thousands)

Sales:
Pool products	$34,188	$30,230	13.1%	$82,242	$79,292	3.7%
Water-heating systems	9,261	8,727	6.1%	21,535	20,257	6.3%
Total sales	$43,449	$38,957	11.5%	$103,777	$99,549	4.2%
Gross profit	$8,032	$5,948	35.0%	$23,515	$21,835	7.7%
Operating income (loss)	$(1,265)	$(2,471)	48.8%	$5,733	$5,032	13.9%

Gross profit as a percent of sales	18.5%	15.3%		22.7%	21.9%
Operating income (loss) as a percent of sales	(2.9)%	(6.3)%		5.5%	5.1%

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Sales in the Pool Products and Heating Systems segment for the three months ended March 31, 2005 were $43,449,000, representing an increase of $4,492,000 or 11.5% compared to the same three month period of 2004.  Pool Products sales increased $3,958,000 or 13.1 percent to $34,188,000 for the three months ended March 31, 2005 from the same period in 2004 due to $1,829,000 in incremental chlorinator and heat exchanger sales from the Huron Tech Systems business acquired in January 2004, higher product pricing, increased sales of pumps and filters due to the success of our builder conversion program and the introduction of the new JandyColors™ multi-colored pool and spa lights. Water-heating systems sales increased $534,000 or 6.1 percent to $9,261,000 for the three months ended March 31, 2005 from the same period in 2004 due primarily to sales of our Laars® Rheos® and Pennant® commercial boilers and slightly higher residential product sales.

Gross profit increased $2,084,000 to $8,032,000 or 18.5 percent of sales for the three months ended March 31, 2005 compared to $5,948,000 or 15.3 percent of sales for the same three month period of  2004. The increase in gross profit was due primarily to higher sales combined with higher pricing, favorable product mix and improved warranty costs in pool and water-heating system products. The impact of higher costs for commodities such as steel, titanium and resin, combined with increased freight rates, due primarily to higher fuel costs, partially offset the overall increase in gross profit and gross profit as a percent of sales.

Operating loss decreased $1,206,000 to $1,265,000 for the three months ended March 31, 2005 from a $2,471,000 operating loss for the same three month period of 2004 due primarily to higher sales and gross profit as discussed above. Selling expenses increased $519,000 or 9.8 percent due primarily to the higher base of sales combined with slightly higher promotional expenses. Selling expenses as a percent of sales improved slightly to 13.3 percent for the three months ended March 31, 2005 from 13.5 percent for the same period in 2004. General and administrative expenses increased $333,000 to $2,855,000 or 6.6 percent of sales for the three months ended March 31, 2005 from $2,522,000 or 6.5 percent of sales for the same period in 2004 due primarily to the increase in corporate administrative costs related to our strategic alternatives review and implementation of Section 404 of the Sarbanes-Oxley Act. Research and development expenses were $651,000 or 1.5 percent of sales for the three months ended March 31, 2005 as compared to $625,000 or 1.6 percent of sales for same period in 2004. Overall, the slight improvement of operating expenses as a percent of sales to 21.4 percent in the quarter ended March 31, 2005 from 21.6 percent in the quarter ended March 31, 2004 was due to the leveraging of expenses over a higher base of sales, which offset higher administrative costs.

Six months ended March 31, 2005 compared to the six months ended March 31, 2004

Sales in the Pool Products and Heating Systems segment for the six months ended March 31, 2005 increased $4,228,000 to $103,777,000 as compared to $99,549,000 for the six months ended March 31, 2004 driven by higher sales during the quarter ended March 31, 2005 as compared to the same period of 2004. Sales in the quarter ended December 31, 2004 were impacted by the extra week of sales in the quarter ended September 30, 2004 during the peak selling season combined with the timing and amount of calendar year sales incentives to pool customers, which largely offset the benefits of incremental sales of chlorinator and heat exchanger products from the acquired Huron Tech Systems business. For the six months ended March 31, 2005, incremental chlorinator and heat exchanger sales totaled $3,974,000. Water-heating systems sales increased $1,278,000 or 6.3 percent to $21,535,000 for the six months ended March 31, 2005 from the same period in 2004 due primarily to sales of our Laars® Rheos® and Pennant® commercial boilers and higher sales of residential products.

Gross profit increased $1,680,000 to $23,515,000 or 22.7 percent of sales for the six months ended March 31, 2005 compared to $21,835,000 or 21.9 percent of sales for the six months ended March 31, 2004. The increase in gross profit was primarily due to higher sales and gross profit during the quarter ended March 31, 2005 as compared to the same period of 2004. Gross profit for the quarter ended December 31, 2004 was slightly lower than the quarter ended December 31, 2003 due to slightly lower sales and higher calendar year-based sales incentives to pool customers.

Operating income increased $701,000 or 13.9 percent to $5,733,000 for the six months ended March 31, 2005 from $5,032,000 compared to the six months ended March 31, 2004 due primarily to higher sales and gross profit for the quarter ended March 31, 2005. Selling expenses increased $729,000 or 6.9 percent due primarily to increased promotion expenses, including costs for trade shows and product literature. Selling expense as a percent of sales increased slightly to 10.9 percent for the six months ended March 31, 2005 from 10.6 percent for the same period in 2004 due to the combination of slightly higher costs and slightly lower sales during the quarter ended December 31, 2004 as compared to the same period of 2003 driven primarily by the timing of promotional expenses. General and administrative expenses increased $282,000 to $5,432,000 or 5.2 percent of sales for the six months ended March 31, 2005 from $5,150,000 or 5.2 percent of sales for the same period in 2004 primarily due to higher corporate administrative costs incurred during the quarter ended March 31, 2005. Research and development expenses were $1,049,000 or 1.0 percent of sales for the six months ended March 31, 2005 as compared to $1,081,000 or 1.1 percent of sales for the six months ended March 31, 2004.

Personal Health Care

	Three Months Ended March 31,			Six Months Ended March 31,
(Unaudited)	2005	2004	%	2005	2004	%
	(Dollars in thousands)

Sales:
Oral health products	$11,983	$10,978	9.2%	$25,425	$25,300	0.5%
Shower products	13,102	16,864	(22.3)%	26,954	35,496	(24.1)%
Other products	1,155	862	34.0%	3,431	4,427	(22.5)%
Total sales	$26,240	$28,704	(8.6)%	$55,810	$65,223	(14.4)%
Gross profit	$10,778	$11,388	(5.4)%	$22,939	$25,401	(9.7)%
Operating income	$1,549	$1,630	(5.0)%	$4,427	$3,799	16.5%

Gross profit as a percent of sales	41.1%	39.7%		41.1%	38.9%
Operating income as a percent of sales	5.9%	5.7%		7.9%	5.8%

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Sales in the Personal Health Care segment for the three months ended March 31, 2005 were $26,240,000, a decrease of $2,464,000 or 8.6 percent compared to the three months ended March 31, 2004 driven primarily by lower sales of Shower products. Shower products sales decreased $3,762,000 to $13,102,000 for the three months ended March 31, 2005 from $16,864,000 for the same period in 2004 due primarily to order timing and the level of promotional programs at two retail customers and competitive pressures, partially offset by sales of the Elements™ and Dual Massage™ showerheads launched in late 2004. Increased promotional activity, continuing customer rollouts of product sets and new product launches are expected to have an increasing positive impact on Shower product sales for the second half of Fiscal Year 2005. Sales of Oral health products increased $1,005,000 to $11,983,000 for the three months ended March 31, 2005 compared to $10,978,000 for the same period in 2004 driven by the continued success of the Waterpik® dental water jet (oral irrigator), including the new cordless rechargeable model and higher sales of professional oral health products. Sales for the Other products category increased $293,000 to $1,155,000 for the three months ended March 31, 2005 from $862,000 for the same period in 2004 due primarily to lower personal stress relief product returns partially offset by lower water filtration product sales.

Gross profit decreased $610,000 to $10,778,000 for the three months ended March 31, 2005 compared to $11,388,000 for the same period in 2004 due to lower sales. However, gross profit as a percent of sales increased to 41.1 percent for the quarter ended March 31, 2005 from 39.7 percent for the same period in 2004 due primarily to a favorable mix of higher-margin Oral health products. Additionally, gross profit as a percent of sales benefited from lower product costs largely due to our global sourcing strategy and higher domestic production efficiencies in anticipation of the outsourcing of production for a shower product.

Operating income decreased $81,000 or 5.0 percent to $1,549,000 for the three months ended March 31, 2005 from $1,630,000 compared to the same three month period of 2004, due to the decrease in sales largely offset by improved gross profit as a percent of sales combined with operating expense controls. Selling expenses decreased $260,000 to $5,644,000 or 21.5 percent of sales for the three months ended March 31, 2005 compared to $5,904,000 or 20.6 percent of sales for the same period in 2004 due to lower marketing and promotional costs. General and administrative expenses decreased $245,000 to $2,532,000 or 9.6 percent of sales for the three months ended March 31, 2005 from $2,777,000 or 9.7 percent of sales for the same period in 2004 due primarily to expense controls and lower personnel recruitment costs as compared to the quarter ended March 31, 2004, which offset the impact of higher corporate administrative costs incurred in connection with our strategic alternatives review and implementation of Section 404 of the Sarbanes-Oxley Act. Research and development expenses were $1,053,000 for the three months ended March 31, 2005 as compared to $1,077,000 for the same period in 2004.

Six months ended March 31, 2005 compared to the six months ended March 31, 2004

Sales in the Personal Health Care segment for the six months ended March 31, 2005 were $55,810,000, a decrease of $9,413,000 or 14.4 percent compared to the six months ended March 31, 2004. In addition to the lower sales for the quarter ended March 31, 2005, sales in the quarter ended December 31, 2004 were lower due to the extra week of sales in the quarter ended September 30, 2004 during the peak selling season, combined with the timing of promotional activities and competitive pressures.  For the six months ended March 31, 2005, sales of Oral health products increased $125,000 to $25,425,000 compared to $25,300,000 for the same period in 2004 due primarily to higher sales in the quarter ended March 31, 2005 of the Waterpik® dental water jet (oral irrigator), offset by competition in the power flosser category and the timing of a promotional program for professional products, which impacted sales for the quarter ended September 30, 2004. Sales of Shower products decreased $8,542,000 to $26,954,000 for the six months ended March 31, 2005 from $35,496,000 for the same period in 2004 due primarily to a lower level of retail customer promotional activity, competitive pressures and higher than anticipated inventory levels at a key retail customer during the quarter ended December 31, 2004 as compared to the same period of 2003. Lower sales were partially offset by sales of the Elements™ and Dual Massage™ showerheads launched in late 2004. Sales for the Other products category decreased $996,000 to $3,431,000 for the six months ended March 31, 2005 from $4,427,000 for the same period in 2004 due to lower sales of personal stress relief and water filtration products. Sales of personal stress relief products were lower due to our previously announced orderly exit of these products. Sales of water filtration products were lower due to continued competitive pressures and lower international sales, during the quarter ended December 31, 2004 as compared to the same period of 2003, of some lower-margin products to be discontinued in the near term.

Gross profit decreased $2,462,000 to $22,939,000 for the six months ended March 31, 2005 compared to $25,401,000 for the same period in 2004 due to lower sales. However, gross profit increased to 41.1 percent of sales for the six months ended March 31, 2005 from 38.9 percent of sales for the same period in the prior year due to a favorable mix of higher-margin Oral health products, lower product costs driven by our global sourcing strategy and higher domestic production efficiencies in anticipation of the outsourcing of a shower product line.

Operating income increased $628,000 or 16.5 percent to $4,427,000 for the six months ended March 31, 2005 from $3,799,000 compared to the same six month period of 2004, as improved gross profit as a percent of sales combined with operating expense controls more than offset the decrease in gross profit due to lower sales. Selling expenses decreased $2,264,000 to $10,674,000 or 19.1 percent of sales for the six months ended March 31, 2005 compared to $12,938,000 or 19.8 percent of sales for the same period in 2004 due to lower marketing and promotional costs. General and administrative expenses decreased $400,000 to $5,798,000 or 10.4 percent of sales for the six months ended March 31, 2005 from $6,198,000 or 9.5 percent of sales for the same period in 2004, as operating expense controls offset the impact of higher corporate administrative costs incurred during the quarter ended March 31, 2005. Research and development expenses decreased $426,000 to $2,040,000 for the six months ended March 31, 2005 from $2,466,000 for the same period in 2004 due primarily to the higher costs incurred in the quarter ended December 31, 2003 for the testing and certification of new consumer products introduced in 2004.

Seasonality

Our business is highly seasonal, with operating results varying from quarter to quarter. The Personal Health Care segment has generally experienced higher sales in the quarter ending in December of each fiscal year due to stronger retail demand during the holiday season. The Pool Products and Heating Systems segment has historically experienced higher sales in the quarters ending in June and December of each fiscal year as customers purchase such products in preparation for the cooler weather and in anticipation of the warm spring and summer months. In addition, as a result of the seasonality of sales, the Pool Products and Heating Systems segment offers incentive programs and extended payment terms to encourage pool product customers to purchase products from September through December, as is consistent with industry practice. The extended payment term receivables are collected during the spring and summer months, which creates a seasonal peak in working capital and borrowing levels during the winter months. Variations in operating results can also occur due to short-term trends such as changes in the economic environment, consumer spending, product sourcing arrangements and weather patterns.

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

Cash used in operating activities for the six months ended March 31, 2005 was $32,309,000 compared to $15,757,000 for the six months ended March 31, 2004. Our primary source of operating cash flow for the six months was net income from continuing operations of $5,887,000 adjusted for non-cash items including depreciation and amortization expense, which was used to fund a net increase in working capital driven primarily by the seasonal increase in accounts receivable and the elimination of an early payment incentive for accounts receivable with extended payment terms. Additionally, cash used in operations increased due to higher levels of inventory to support higher seasonal demand in the Pool Products and Heating Systems segment and the transition to outsourced production of a shower product line in the Personal Health Care segment. Cash used for accounts payable and accrued liabilities increased due to the timing of payments of accounts payable and payroll and to a higher level of payments for customer volume-based incentives and employee benefit and incentive compensation programs. In total, working capital increased to $97,478,000 at March 31, 2005 as compared to $63,917,000 at September 30, 2004. The current ratio (defined as current assets divided by current liabilities) increased to 3.0 at March 31, 2005 from 2.0 at September 30, 2004.

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

On August 27, 2003, we entered into an amended and restated credit agreement with a group of banks for a revolving bank credit facility of up to $80,000,000, including $10,000,000 revolving credit availability for our Canadian subsidiary. Borrowings under the facility are limited to borrowing base calculations based on eligible accounts receivable and inventory balances. The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $10,000,000. The credit facility expires on December 1, 2007. At March 31, 2005, there were $25,847,000 in borrowings and $5,635,000 in letters of credit outstanding under the credit facility with $19,459,000 in borrowing availability remaining under borrowing base limitations of the credit facility.

On October 22, 2001, we entered into a real estate financing agreement with a bank and mortgaged four of our U.S. manufacturing facilities to secure four promissory notes totaling $20,590,000. The notes require monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008. In August 2003, we voluntarily amended the real estate financing agreement to conform some financial covenants to those in the amended and restated revolving credit facility. The balance outstanding at March 31, 2005 was $17,707,000.

On December 21, 2001, we entered into a $15,000,000 equipment financing agreement with a bank. Initial borrowings under the agreement of $10,290,000 were funded on December 28, 2001 evidenced by two term notes secured by specific machinery and equipment located at our manufacturing facilities. The notes require quarterly payments of $514,500 plus accrued interest which began on April 1, 2002 with all unpaid principal balances and accrued interest due on January 1, 2007. In January 2002, we entered into interest rate swap agreements that effectively convert the variable rate interest on the $10,290,000 promissory notes payable to a fixed rate of 6.73 percent. The interest rate swap agreements expire on January 1, 2007. Interest differentials to be paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related period the debt is outstanding. On September 30, 2002, we borrowed an additional $4,500,000 under the equipment financing agreement evidenced by two variable rate term notes secured by specific machinery and equipment located at our manufacturing facilities and at certain vendors’ facilities. The notes require quarterly payments of $225,000 beginning on December 29, 2002 with all unpaid principal balances and accrued interest due on September 30, 2007. In September 2004, we paid $887,000 of outstanding principal on the notes in connection with the final disposition of tangible assests for our discontinued Ozone product line. The balance outstanding under this agreement at March 31, 2005 was $4,964,000. No additional amounts can be borrowed under this agreement.

Our revolving credit facility and mortgage notes require us to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, dividends, fixed charge coverage, capital expenditures and the relationship of our total consolidated indebtedness to EBITDA (earnings before interest, income taxes, depreciation and amortization). A security interest in substantially all of our assets was granted as collateral to the lenders under the credit agreements. To the extent we are not able to comply with the financial covenants, we may be unable to borrow additional amounts and outstanding amounts may become due on an accelerated basis, which would adversely affect our liquidity.

We currently anticipate that no cash dividends will be paid on our common stock in order to conserve cash for use in our business including funding our future operations and growth. In addition, the terms of our credit facility limit the amount of cash dividends that we may pay.

Our debt, including borrowings under the revolving credit facility and notes payable, has increased by $23,886,000 to $48,563,000 at March 31, 2005 compared to $24,677,000 at September 30, 2004 due to seasonal working capital requirements. Additionally, our long-term non-cancelable raw material purchase obligations increased $411,000 to $4,539,000 at March 31, 2005 from $4,128,000 at September 30, 2004. There were no other significant changes in our contractual cash obligations and other commercial commitments from those disclosed in our Transition Report on Form 10-KT, as amended, for the transition period from January 1, 2004 through September 30, 2004.

Other Matters

Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements included in this Form 10-Q for information related to recent accounting pronouncements.

Strategic Alternatives Review

In January 2005, we announced that our Board of Directors is considering various strategic alternatives to enhance stockholder value including pursuing a potential sale of a portion or all of the Company. We have engaged J.P. Morgan Securities Inc. to assist us in our strategic review. No assurance can be given that any strategic alternative involving a transaction will be pursued or, if a transaction is pursued, that it will be consummated. In addition, the impact, if any, that engaging in a strategeic alternatives review process will have on our financial performance or operations is uncertain. As of March 31, 2005, we have incurred $235,000 of operating expenses related to our strategic alternatives review.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant’s Transition Report on Form 10-KT, as amended, for the transition period from January 1, 2004 through September 30, 2004. There has been no significant change in the nature or amount of market risk since year-end.

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

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS

10.1	2005 Annual Incentive Plan of Water Pik Technologies, Inc.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER PIK TECHNOLOGIES, INC.

Date: May 11, 2005	By:	/s/ MICHAEL P. HOOPIS
Michael P. Hoopis
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2005	By:	/s/ VICTOR C. STREUFERT
Victor C. Streufert
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)