Form 10-Q
period 2005-06-30
WATER PIK TECHNOLOGIES INC
filed 2005-08-10
CIK 1094286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of Common Stock outstanding on August 5, 2005 was 12,217,657 shares.

WATER PIK TECHNOLOGIES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Water Pik Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except for share and per-share amounts)

	June 30, 2005	September 30, 2004
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$25,084	$11,036
Accounts receivable, less allowances of $1,955 at June 30, 2005 and $2,122 at September 30, 2004	66,209	51,682
Inventories	40,286	38,497
Deferred income taxes	9,036	8,736
Prepaid expenses and other current assets	3,309	2,580
Assets of discontinued operations	—	25,646

Total current assets	143,924	138,177
Property, plant and equipment, net	36,286	40,333
Goodwill, net	28,924	28,572
Deferred income taxes	—	225
Other assets, net	4,825	3,893

Total assets	$213,959	$211,200

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,561	$24,027
Accrued income taxes	1,756	27
Accrued liabilities	29,048	30,443
Current portion of long-term debt	749	3,838
Liabilities of discontinued operations	—	4,883

Total current liabilities	55,114	63,218
Long-term debt, less current portion	14,937	20,839
Other accrued liabilities	6,149	4,603
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 12,203,575 and 12,282,527 shares issued and outstanding at June 30, 2005 and September 30, 2004, respectively	128	128
Additional paid-in capital	82,846	82,625
Equity adjustments due to stock plans	(135)	(996)
Treasury stock at cost, 708,738 and 541,343 shares at June 30, 2005 and September 30, 2004, respectively	(7,380)	(7,130)
Retained earnings	59,381	45,474
Accumulated comprehensive income	2,919	2,439

Total stockholders’ equity	137,759	122,540

Total liabilities and stockholders’ equity	$213,959	$211,200

See accompanying notes

Water Pik Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Sales	$93,270	$80,952	$231,323	$225,467
Cost and expenses:
Cost of sales	64,159	56,963	160,122	158,416
Selling expenses	10,864	10,437	30,764	32,134
General and administrative expenses	7,985	5,616	19,036	17,024
Research and development expenses	1,282	1,414	3,998	4,526
	84,290	74,430	213,920	212,100
Operating income	8,980	6,522	17,403	13,367
Interest expense	418	348	1,309	1,352
Other income	(241)	(90)	(545)	(226)
Income from continuing operations before income taxes	8,803	6,264	16,639	12,241
Income tax provision	3,495	2,412	6,605	4,434
Income from continuing operations	5,308	3,852	10,034	7,807

Discontinued operations:
Income (loss) from operations of discontinued product line	429	(309)	2,540	1,624
Income tax provision (benefit)	145	(243)	865	555
Gain on sale of discontinued operations, net of tax of $1,238	2,198	—	2,198	—
Income (loss) on discontinued operations	2,482	(66)	3,873	1,069
Net income	$7,790	$3,786	$13,907	$8,876

Basic net income (loss) per common share
Continuing operations	$0.44	$0.33	$0.83	$0.65
Discontinued operations	0.21	(0.01)	0.32	0.09
Net income	$0.65	$0.32	$1.16	$0.74

Diluted net income (loss) per common share
Continuing operations	$0.42	$0.31	$0.79	$0.62
Discontinued operations	0.19	(0.01)	0.31	0.08
Net income	$0.61	$0.30	$1.10	$0.71

Shares used in per share calculation – basic	12,063,000	11,851,000	12,019,000	11,933,000
Shares used in per share calculation – diluted	12,765,000	12,592,000	12,689,000	12,585,000

Water Pik Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2005	2004
Operating activities:
Net income	$13,907	$8,876
Income from discontinued operations	(3,873)	(1,069)

Income from continuing operations	10,034	7,807
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,480	7,001
Deferred income taxes	793	(81)
Tax benefit of pre-spin-off foreign tax losses	—	18
Compensation expense arising from stock awards	508	682
Tax benefit from restricted stock awards	129	547
Interest income from stockholder notes	—	(142)
Loss on sale of property, plant and equipment	60	29
Change in operating assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	(14,580)	(14,127)
Inventories	(1,552)	7,859
Accounts payable	(552)	1,812
Accrued liabilities	(1,420)	3,398
Accrued income taxes	845	(673)
Other assets and liabilities	(1,089)	(1,731)

Cash (used in) provided by operating activities	(344)	12,399

Investing activities:
Purchase of business net of cash acquired	—	(10,128)
Purchases of property, plant and equipment	(2,619)	(4,026)
Disposals of property, plant and equipment	92	11
Proceeds from sale of discontinued operations	24,300	—

Cash provided by (used in) investing activities	21,773	(14,143)

Financing activities:
Net borrowings on revolving credit facilities	(4)	1,243
Principal payments on promissory notes	(8,972)	(2,850)
Proceeds from exercise of stock options	399	2,273
Acquisition of treasury stock	(250)	—
Principal payment on capital leases	(15)	(10)

Cash (used in) provided by financing activities	(8,842)	656

Effect of exchange rate changes on cash	181	(150)
Cash provided by discontinued operations	1,280	622

Increase (decrease) in cash	14,048	(616)
Cash and cash equivalents at beginning of period	11,036	3,888

Cash and cash equivalents at end of period	$25,084	$3,272

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

We are a leader in designing, manufacturing and marketing a broad range of well-recognized swimming pool and personal healthcare products.  We operate in two business segments: the Pool Products segment and the Personal Health Care segment.  The Pool Products segment designs, manufactures and markets swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, automatic salt chlorine generators, titanium heat exchangers, water features, and accessories. Our pool products are sold through contractors and wholesale distributors.  The Personal Health Care segment designs, manufactures and markets personal healthcare products including showerheads, consumer and professional oral health products and water filtration products.  Our personal healthcare products are sold through a variety of channels, including home centers, mass-merchandisers, drug store chains and specialty retailers.

On June 6, 2005, we entered into an asset purchase agreement to sell substantially all of the assets and liabilities of our Laars® Heating Systems business (“Heating Systems”), a component of our former Pool Products and Heating Systems segment, to Bradford White Corporation (“BWC”).  See Note 11, “Discontinued Operations”.  The sale was completed on June 30, 2005.  As a result, we have restated our financial statements for all periods presented in this report to reflect the discontinued operations.  All discussions and amounts in this report for all years and periods presented relate to continuing operations only unless otherwise noted.

FISCAL YEAR

In January 2004, we changed our fiscal year end from the Sunday nearest December 31 to the Sunday nearest September 30.  As a result of this change, we reported a nine-month transition period ended September 30, 2004. We operate on a 52- or 53- week fiscal year with fiscal quarters ending on the Sunday nearest to the end of the applicable thirteen-week period.  The fiscal quarter and year-to-date periods presented in our consolidated financial statements are presented as of the last day of the calendar quarter for convenience.  This Form 10-Q is for the three month period ended July 3, 2005, but for presentation purposes, is described as the three month period ended June 30, 2005.

SEASONALITY

Our business is highly seasonal, with operating results varying from quarter to quarter.  The Personal Health Care segment has generally experienced higher sales in the quarter ending in December of each fiscal year due to stronger retail demand during the holiday season.  The Pool Products segment has historically experienced higher sales in the quarter ending in June of each fiscal year as customers purchase products in anticipation of the warm spring and summer months during which the level of new pool construction increases.  As a result of the seasonality of sales, the Pool Products segment offers incentive programs and extended payment terms to encourage pool product customers to purchase products from September through December, as is consistent with industry practice.  The extended payment term receivables are collected during the spring and summer months, which creates a seasonal peak in working capital and borrowing levels during the winter months.  Variations in operating results can also occur due to short-term trends such as changes in the economic environment, consumer spending, product sourcing arrangements and weather patterns.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which, under most circumstances, requires retrospective application of a change in accounting principle.  SFAS No. 154 also requires the restatement of previously issued financial statements when reporting the correction of an error.  SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.  We do not believe the adoption will have a material impact on our financial statements.

In December 2004, the FASB finalized SFAS No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation costs for all share-based payments (including employee stock options) at fair value, effective for interim or annual periods beginning after June 15, 2005.  On April 15, 2005, the U.S. Securities and Exchange Commision (the “SEC”) announced a deferral of the effective date of SFAS No. 123R until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005.  We expect to adopt SFAS No. 123R for the quarter ending December 31, 2005.  The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted SFAS No. 123R in prior periods, the impact on our results of operations would have been similar to the amounts reported historically in our footnotes under the pro forma disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

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

2.     Inventories

We value our inventory at the lower of its cost to purchase or manufacture (last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods) or its current estimated market value.  Inventories consist of the following:

	June 30, 2005	September 30, 2004
	(In thousands)
Raw materials and supplies	$15,507	$12,184
Work-in-process	2,774	2,681
Finished goods	26,904	28,168
Total inventories at current cost	45,185	43,033
Less: Allowances to reduce current cost values to LIFO basis	(4,899)	(4,536)
Total inventories	$40,286	$38,497

Inventories determined using the LIFO cost method were $33,306,000 at June 30, 2005 and $31,096,000 at September 30, 2004, net of LIFO reserves.  The remainder of our inventories were determined using the FIFO cost method.

3.     Acquisition

On January 20, 2004, as part of our strategic objective to accelerate sales and profit growth in our pool business through development of a more comprehensive package of pool equipment and accessories, we acquired from Finchem USA, Inc. (“Finnchem”) substantially all of the assets of Huron Tech Systems, a Jacksonville, Florida manufacturer of automatic salt chlorine generators, used for swimming pool and spa water sanitation, and titanium heat exchangers, a component used in premium heat pumps.  The purchase price after adjustments totaled $10,128,000 (consisting of $10,000,000 in cash and $128,000 in direct acquisition costs).  The final allocation of the purchase price resulted in $9,127,000 of goodwill, $100,000 of identifiable intangible assets with estimated three- to five-year lives, $1,494,000 of current assets (primarily accounts receivable and inventory), $120,000 in property, plant and equipment and $713,000 in assumed liabilities.  During the three months ended December 31, 2004, the allocation of the purchase price was adjusted to reflect additional information regarding the value of liabilities assumed and estimated contingent payments, which resulted in additional goodwill of $243,000.  The goodwill was assigned to the Pool Products segment and is expected to be deductible for tax purposes. In connection with the acquisition, we entered into a component supply agreement for a period of five years with Finnchem.  The results of operations of Huron Tech Systems are included in our consolidated results of operations beginning January 20, 2004.

4.     Long-Term Debt

Long-term debt is comprised of the following:

	June 30, 2005	September 30, 2004
	(In thousands)
Revolving credit facility	$56	$60
Mortgage notes payable	15,590	18,119
Promissory notes payable — equipment financing agreement	—	6,443
Other	40	55
	15,686	24,677
Less: Current portion	(749)	(3,838)
Long-term debt	$14,937	$20,839

In June 2005, in connection with the sale of Heating Systems, we paid off the balance outstanding under the equipment financing agreement, which totaled $5,035,000, including accrued interest and prepayment costs of $55,000 and $16,000, respectively.  In addition, we paid off the mortgage note payable of $1,925,000, including accrued interest, related to the Heating Systems manufacturing facility in Rochester, New Hampshire.

We utilized interest rate swap agreements as cash flow hedges to lock in the interest rate on borrowings and achieve a desired proportion of variable versus fixed-rate debt.  At September 30, 2004, the aggregate notional amount of the swaps was $4,630,000, these interest rate swap agreements were due to expire on January 1, 2007.  On a pre-tax basis, the changes in their fair values resulted in a gain of $25,000 and no gain or loss for the three months and nine months ended June 30, 2005, respectively, and gains of $119,000 and $193,000 for the three months and nine months ended June 30, 2004, respectively, which have been recognized in accumulated comprehensive income within stockholders’ equity.  In June 2005, in connection with the repayment of the promissory notes under the equipment financing agreement, we paid $35,000 to terminate the two interest rate swap agreements.

Our revolving credit facility and our real estate loan agreement and related mortgage notes require us to be in compliance with specific financial and non-financial covenants and restrictions relating to indebtedness, liens, investments, dividends, fixed charge coverage, capital expenditures and the relationship of our total consolidated indebtedness to EBITDA (earnings before interest, income taxes, depreciation and amortization).  We were in compliance with these covenants at June 30, 2005.

5.     Stock Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and comply with disclosure provisions of SFAS No. 123.  If we had elected to recognize compensation cost for stock options based on their fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income and net income per share, for the three months and nine months ended June 30, 2005 and 2004 would have been as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)		(In thousands, except per share amounts)

Net income, as reported	$7,790	$3,786	$13,907	$8,876
Stock-based compensation expense included in reported net income, net of tax	86	132	270	443
Total stock-based compensation expense determined under the fair value based method for all awards, net of tax	(378)	(374)	(1,138)	(996)
Pro forma net income	$7,498	$3,544	$13,039	$8,323

Basic net income per common share:
As reported	$0.65	$0.32	$1.16	$0.74
Pro forma	$0.62	$0.30	$1.08	$0.70

Diluted net income per common share:
As reported	$0.61	$0.30	$1.10	$0.71
Pro forma	$0.59	$0.28	$1.03	$0.66

For purposes of pro forma disclosure, the estimated fair value of the options is amortized ratably over the options’ vesting period.

Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model.  The following weighted average assumptions were used in estimating the fair value of option grants: an expected dividend yield of zero percent, an average expected life of the options of six years, an expected volatility of 40.2 percent and a risk-free interest rate of 3.7 percent.  There were 5,000 options granted in the nine months ended June 30, 2005.  The weighted average fair value of options granted in the nine months ended June 30, 2005 was $6.77.  There were 241,000 options granted during the three months and nine months ended June 30, 2004.

6.     Employee Stock Compensation Plans

On May 4, 2005, our Board of Directors approved a grant of 30,000 restricted common shares to certain key employees, excluding executive officers, pursuant to the Incentive Plan.  On May 12, 2005, 18,000 shares of restricted stock were issued as the automatic annual grant to non-employee directors pursuant to the terms of the 1999 Non-Employee Director Stock Compensation Plan (the “Director Plan”).  There were no stock options granted during the quarter ended June 30, 2005.  During the quarter ended June 30, 2005, our Board of Directors exercised its discretion under the Incentive Plan to accelerate the vesting of certain equity awards to a Heating Systems employee effective upon the closing of the sale of the Heating Systems business.  In addition, during the quarter ended June 30, 2005, an employee tendered to us a total of 4,527 shares of our common stock to satisfy tax withholding obligations resulting from the vesting of shares of restricted stock in accordance with the terms of the Stock Acquisition and Retention Program (“SARP”).

As of June 30, 2005, there were 395,433 shares available for issuance under the Incentive Plan, of which 153,690 were committed to the restricted stock deferral participants and 180,881 were committed in the event of maximum achievement of performance goals under the 2004 through 2006 Performance Share Plan (“PSP”).  In addition, as of June 30, 2005, there were 43,109 shares available for issuance under the 1999 Broad-Based Stock Option Plan, 37,939 shares available for issuance under the Director Plan, and 84,558 shares available for issuance under the SARP, of which none were committed.

7.     Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$7,790	$3,786	$13,907	$8,876
Foreign currency translation gains (losses)	(503)	(486)	480	472
Change in fair value of cash flow hedge	15	76	—	124
Comprehensive income	$7,302	$3,376	$14,387	$9,472

8.     Income Taxes

The provision for income taxes for the 2005 and 2004 interim periods was computed in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” and was based on projections of total year pre-tax income in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The effective income tax rate attributable to continuing operations was 39.7 percent for the three months and nine months ended June 30, 2005, compared to 38.5 percent and 36.2 percent for the three months and nine months ended June 30, 2004, respectively.

9.     Commitments and Contingencies

WARRANTIES

We provide for the estimated cost of product warranties at the time revenue is recognized.  We generally warrant our products for a period of one to five years, with some Shower products carrying a limited lifetime warranty.  Factors considered in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical warranty claim rates, historical costs per claim, and the knowledge of specific product failures that are outside our typical experience.  We assess the adequacy of our pre-existing warranty liabilities and adjust the amounts as necessary based on actual experience and changes in future expectations.  During the nine months ended June 30, 2005, the allocation of the purchase price of Huron Tech Systems was adjusted to reflect an additional warranty liability of $172,000.

Information on changes in our accrued warranty liability and related costs are as follows:

	Nine Months Ended June 30,
	2005	2004
	(In thousands)
Beginning accrued warranty liability	$7,137	$4,747
Cost of warranty claims	(8,371)	(7,407)
Accruals for product warranties	7,880	8,084
Product warranties acquired	172	922
Ending accrued warranty liability	$6,818	$6,346

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

There has been an increase in asbestos-related lawsuits against multiple defendant companies, some of which historically may have manufactured or sold products that had asbestos-containing components.  Many of these companies have not been historically associated with having asbestos risks.  We have been named in a number of such suits.  In many of these suits the alleged ties to our products are either unclear or we have been able to demonstrate that the identified product did not contain asbestos.  We do not expect to incur any material liabilities in connection with these lawsuits.  In addition, our historic insurance coverage, including that of our predecessors, may not cover asbestos claims or the defense of such matters, as coverage depends on the year of purported exposure and other factors.  All asbestos-related lawsuits pending against us as of June 30, 2005 were transferred to BWC as part of the sale of Heating Systems.  However, there is no assurance that we will not be served with asbestos-related lawsuits in the future or that we will continue to be successful in defending asbestos claims.

As a consumer goods manufacturer and distributor, we are subject to continuing risk of product liability and related lawsuits involving claims for substantial monetary damages.  We are party to various personal injury and property damage lawsuits and claims relating to our products and other litigation incidental to our business.  We have general liability, product liability and workers’ compensation insurance coverage.  Our insurance coverage provides that our insurers directly pay all costs related to our general liability, product liability and workers’ compensation claims, provided however, we are required to reimburse our insurance carrier for policy deductibles and most legal costs and expenses.  Loss accruals have been recorded in accordance with SFAS No. 5, “Accounting for Contingencies” to cover the probable retained loss portion of general liability, product liability and workers’ compensation claims, both asserted claims and incurred but not reported claims, that we are responsible for under the terms of our insurance policies.  The accruals are based on estimates which include information provided by our insurance carriers, claims adjusters and insurance brokers, taking into account our prior experience, numbers of claims, discussions with legal counsel and other relevant factors.  Our methods of estimating losses and establishing the resulting accruals are reviewed on a regular basis and any adjustments are reflected in current operating results.  It is possible that some claims will ultimately result in losses in excess of the amount we have accrued.  Due to the nature of our claims, which include personal injury claims without stipulated losses and property and personal injury claims against multiple defendant companies, a range of loss cannot be reasonably estimated.  We assess and revise our loss accruals at least quarterly as new information becomes available regarding our potential liability.  Based on our historical loss experience, we believe our accruals are adequate to cover probable future losses.  Historical experience, however, may not be indicative of future losses, and the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period.

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

We have recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $3,161,000 and $3,438,000 as of June 30, 2005 and September 30, 2004, respectively.  The amount related to product and general liability lawsuits, asserted claims and incurred but not reported claims was $968,000 and $1,282,000 as of June 30, 2005 and September 30, 2004, respectively.  The amount related to workers’ compensation asserted claims and incurred but not reported claims was $1,480,000 and $1,401,000 as of June 30, 2005 and September 30, 2004, respectively.  The amount related to medical and dental self-insured reserves including the asserted claims and incurred but not reported claims was $713,000 and $755,000 as of June 30, 2005 and September 30, 2004, respectively.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Weighted average common shares outstanding – basic	12,063	11,851	12,019	11,933
Diluted effect of employee stock options and restricted shares	702	741	670	652
Weighted average common shares outstanding – diluted	12,765	12,592	12,689	12,585

11.  Discontinued Operations

In January 2005, we announced our Board of Directors was considering various strategic alternatives to enhance stockholder value including pursuing a potential sale of a portion or all of the Company.  On June 6, 2005, we entered into an asset purchase agreement to sell substantially all the assets and liabilities of Heating Systems, a component of our former Pool Products and Heating Systems segment, to BWC.  The sale was completed on June 30, 2005 for total estimated cash proceeds of $26,312,000, of which $24,300,000 was received as of June 30, 2005.  The remaining estimated proceeds of $2,012,000 reflect an estimated purchase price adjustment, primarily related to changes in net working capital, and have been recorded as a short-term receivable from BWC.  The carrying value of assets and liabilities of Heating Systems totaled $23,600,000 and $2,442,000, respectively.  For the three months ended June 30, 2005, we recognized a gain of $2,198,000, net of $1,238,000 of tax.  The gain included, on a pre-tax basis, $1,718,000 of estimated professional fees and other transaction-related expenses.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of Heating Systems have been reported as discontinued operations for all periods presented in this report.

In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment.  The Ozone product line included the Aquia® home sanitizing product introduced in September 2001.  Disposition of the tangible assets of the Ozone product line was completed during the nine months ended September 30, 2004.  During the three months ended March 31, 2005, we entered into an agreement to sell our remaining Ozone patents and trademarks to Advantage Engineering, Inc. (“Advantage”).  Under the agreement, Advantage entered into a new patent license agreement for ozone generator cell technologies with Lynntech International, Ltd. (“Lynntech”), our former licensor, and our patent license agreement with Lynntech was terminated.  In connection with this sale, we recognized a $230,000 after tax gain during the nine months ended June 30, 2005.  Operating results for the discontinued product line have been reported as discontinued operations in the consolidated statements of income for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The financial results included in discontinued operations are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)

Sales	$10,422	$9,320	$31,956	$29,577
Income (loss) from operations of discontinued product lines before taxes	$429	$(309)	$2,540	$1,624
Income (loss) from operations of discontinued product lines, net of tax	$284	$(66)	$1,675	$1,069
Gain on sale of discontinued operations, net of tax of $1,238	2,198	—	2,198	—
Income (loss) on discontinued operations, net of tax	$2,482	$(66)	$3,873	$1,069

The assets and liabilities of Heating Systems that were sold in the third quarter are excluded from the financial statements at June 30, 2005.  For comparability purposes to the September 30, 2004 Consolidated Balance Sheet, the major classes of assets and liabilities of discontinued operations at June 30, 2005 and September 30, 2004 are as follows:

	June 30, 2005	September 30, 2004
	(In thousands)
Accounts receivable, net	$6,033	$6,736
Inventories	5,816	6,890
Other	151	223
Current assets of discontinued operations	$12,000	$13,849

Property, plant and equipment, net	$5,023	$5,220
Goodwill, net	6,577	6,577
Non-current assets of discontinued operations	$11,600	$11,797

Accounts payable	$669	$2,042
Accrued liabilities	872	2,086
Current liabilities of discontinued operations	$1,541	$4,128

Non-current other liabilities of discontinued operations	$901	$755

In connection with the sale of Heating Systems, we entered into a transition services agreement with BWC, effective June 30, 2005.  Under the agreement, we will manufacture and sell to BWC water-heating systems and components manufactured currently at our primary Pool Products facility in Moorpark, California, for a period up to 180 days and provide certain transitional administrative support services for a period up to 90 days.  We will recognize, within the Pool Products segment, transitional sales of products as product sales and fees for transitional administrative support services as other income.  The three months ended June 30, 2005 included $73,000 of other income for administrative services provided under the transition agreement.

12.  Business Segments

We operate in two business segments organized around our products: the Pool Products segment and the Personal Health Care segment.  The Pool Products segment designs, manufactures and markets swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, automatic salt chlorine generators, titanium heat exchangers, water features, and accessories.  The Personal Health Care segment designs, manufactures and markets personal healthcare products including showerheads, consumer and professional oral health products and water filtration products.  The results of operations classified as discontinued are excluded from the following consolidated and segment information operating results.

Information on our business segments is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Sales:
Pool Products	$67,575	$55,693	$149,818	$134,985
Personal Health Care	25,695	25,259	81,505	90,482
Total Sales	$93,270	$80,952	$231,323	$225,467

Operating income (loss):
Pool Products	$10,822	$7,427	$14,818	$10,473
Personal Health Care	(1,842)	(905)	2,585	2,894
Total operating income	8,980	6,522	17,403	13,367
Interest expense	418	348	1,309	1,352
Other income	(241)	(90)	(545)	(226)
Income from continuing operations before income taxes	$8,803	$6,264	$16,639	$12,241

	June 30, 2005	September 30, 2004
	(In thousands)
Identifiable assets:
Pool Products	$142,596	$104,767
Personal Health Care	56,682	66,528
Corporate	14,681	14,259
Discontinued operations	—	25,646
Total identifiable assets	$213,959	$211,200

13.  Continuing Developments

In January 2005, we announced that our Board of Directors is considering various strategic alternatives to enhance stockholder value including pursuing a potential sale of a portion or all of the Company.  We have engaged J.P. Morgan Securities Inc. to assist us in our strategic review.  We are continuing our review and no assurance can be given that any strategic alternative involving a transaction, other than the sale of Heating Systems, will be pursued or, if a transaction is pursued, that it will be consummated.  In addition, the impact, if any, that engaging in a strategic alternatives review process will have on our financial performance or operations is uncertain.  As of June 30, 2005, we have expensed $410,000 of costs related to our strategic alternatives review, excluding costs related to the sale of Heating Systems.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements regarding future events or our future financial performance that involve certain risks and uncertainties. Any statements contained in this report, which are not historical fact, may be considered forward-looking statements, and we rely upon the “safe harbor” for forward-looking statements provided by Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from these forward-looking statements as a result of the risk factors described in our Transition Report on Form 10-KT, as amended, for the transition period from January 1, 2004 through September 30, 2004, including, among others, our ability to develop new products and execute our growth strategy, the uncertainty of new product testing and regulatory approvals, the uncertainty that our marketing efforts will achieve the desired results with respect to existing or new products, our dependence on key customers, the seasonal nature of our businesses, the impact on consumer confidence and consumer spending, the effect of product liability claims, the impact of rising commodity costs such as steel, copper, titanium, resin and oil, risks associated with using foreign suppliers including increased transportation costs, potential supply chain disruption, foreign currency exchange rate fluctuations, failure to protect our intellectual properties and our ability to integrate acquisitions and realize expected synergies.  With respect to our strategic alternatives announcement on January 4, 2005, we are continuing our review and no assurance can be given that any strategic alternative involving a transaction, other than the sale of Heating Systems, will be pursued or, if a transaction is pursued, that it will be consummated.  In addition, the impact, if any, that engaging in a strategic alternatives review process will have on our financial performance or operations is uncertain.  All forward-looking statements in this report and subsequent written or oral statements attributable to us are expressly qualified in their entirety by the foregoing factors.

Overview of Business

Water Pik Technologies, Inc. is a leader in designing, manufacturing and marketing a broad range of well-recognized swimming pool and personal healthcare products.  We operate in two business segments: the Pool Products segment and the Personal Health Care segment.  The Pool Products segment designs, manufactures and markets swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, automatic salt chlorine generators, titanium heat exchangers, water features, and accessories.  Our pool products are sold through contractors and wholesale distributors.  The Personal Health Care segment designs, manufactures and markets personal healthcare products including showerheads, consumer and professional oral health products and water filtration products.  Our personal healthcare products are sold through a variety of channels, including home centers, mass-merchandisers, drug store chains and specialty retailers.

In January 2005, we announced our Board of Directors was considering various strategic alternatives to enhance stockholder value including pursuing a potential sale of a portion or all of the Company.  On June 6, 2005, we entered into an asset purchase agreement to sell substantially all the assets and liabilities of our Laars® Heating Systems business (“Heating Systems”), a component of our former Pool Products and Heating Systems segment, to Bradford White Corporation (“BWC”).  The sale was completed on June 30, 2005 for total estimated cash proceeds of $26,312,000, of which $24,300,000 was received as of June 30, 2005.  The remaining estimated proceeds of $2,012,000 reflect an estimated purchase price adjustment, primarily related to changes in net working capital, and have been recorded as a short-term receivable from BWC.  The carrying value of assets and liabilities of Heating Systems totaled $23,600,000 and $2,442,000, respectively.  For the three months ended June 30, 2005, we recognized a gain of $2,198,000, net of $1,238,000 of tax.  The gain included, on a pre-tax basis, $1,718,000 of estimated professional fees and other transaction-related expenses.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of Heating Systems have been reported as discontinued operations for all periods presented.

In connection with the sale of Heating Systems, we entered into a transition services agreement with BWC, effective June 30, 2005. Under the agreement, we will manufacture and sell to BWC water-heating systems and components manufactured currently at our primary Pool Products facility in Moorpark, California, for a period up to 180 days and provide transitional administrative support services for a period up to 90 days.  We will recognize, within the Pool Products segment, transitional sales of products as product sales and fees for transitional administrative support services as other income.  The three months ended June 30, 2005 included $73,000 of other income for administrative services provided under the transition agreement.

In July 2004, we began to pursue an orderly exit of personal stress relief products within our Personal Health Care segment.  The Personal Stress Relief product line, introduced in 2001, includes foot spas and personal massagers.  The orderly exit, which will extend over a period greater than 12 months, is intended to focus our product development, marketing and selling resources on our core personal health care product lines toward the goal of improving our financial performance.

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

In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment.  The Ozone product line included the Aquia® home sanitizing product introduced in September 2001.  Disposition of the tangible assets of the Ozone product line was completed during the nine months ended September 30, 2004.  During the three months ended March 31, 2005, we entered into an agreement to sell our remaining Ozone patents and trademarks to Advantage Engineering, Inc. (“Advantage”).  Under the agreement, Advantage entered into a new patent license agreement for ozone generator cell technologies with Lynntech International, Ltd. (“Lynntech”), our former licensor, and our patent license agreement with Lynntech was terminated.  In connection with this sale, we recognized a $230,000 after tax gain during the nine months ended June 30, 2005.  Operating results for the discontinued product line have been reported separately as discontinued operations in the consolidated statements of income for all periods presented in accordance with SFAS No. 144.

All discussions and amounts herein for all years and periods presented relate to continuing operations only unless otherwise noted.

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

Consolidated Results of Operations

	Three Months Ended June 30,			Nine Months Ended June 30,
(Unaudited)	2005	2004	% Change	2005	2004	% Change
	(Dollars in thousands)

Sales:
Pool Products	$67,575	$55,693	21.3%	$149,818	$134,985	11.0%
Personal Health Care	25,695	25,259	1.7%	81,505	90,482	(9.9)%
Total sales	$93,270	$80,952	15.2%	$231,323	$225,467	2.6%
Gross profit	$29,111	$23,989	21.4%	$71,201	$67,051	6.2%
Operating income	$8,980	$6,522	37.7%	$17,403	$13,367	30.2%
Income from continuing operations	$5,308	$3,852		$10,034	$7,807
Income (loss) on discontinued operations	284	(66)		1,675	1,069
Gain on sale of discontinued operations, net of tax	2,198	—		2,198	—
Net income	$7,790	$3,786		$13,907	$8,876

Gross profit as a percent of sales	31.2%	29.6%		30.8%	29.7%
Operating income as a percent of sales	9.6%	8.1%		7.5%	5.9%

The results of operations classified as discontinued are excluded from the following discussions of our consolidated and segment operating results.

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Sales for the three months ended June 30, 2005 were $93,270,000, representing an increase of $12,318,000 or 15.2 percent compared to $80,952,000 for the three months ended June 30, 2004 due to increases of $11,882,000 or 21.3 percent in our Pool Products segment and $436,000 or 1.7 percent in our Personal Health Care segment.  Sales in the Pool Products segment for the three months ended June 30, 2005 were higher due to increased sales volume, higher product pricing, and the introduction of the new JandyColors™ multi-colored pool and spa lights.  Sales in the Personal Health Care segment for the three months ended June 30, 2005 reflect higher sales of Oral health products and Shower products partially offset by lower sales of water treatment products.  Sales of Oral health products were driven by growth of the Waterpik® dental water jet (oral irrigator), including the new cordless rechargeable model.  Shower products sales increased due primarily to increased distribution, which offset the impact of continued competitive pressures and lower levels of promotional programs at some retail customers.

Gross profit (sales less cost of sales) increased $5,122,000 or 21.4 percent to $29,111,000 for the three months ended June 30, 2005 compared to $23,989,000 for the same period in 2004.  The increase in gross profit was due primarily to higher sales in our Pool Products segment due primarily to increased sales volume and higher product pricing.  Gross profit as a percent of sales increased to 31.2 percent for the quarter ended June 30, 2005 from 29.6 percent for the same period in 2004 due primarily to higher product pricing and the benefit of leveraging fixed manufacturing costs over a larger base of sales in our Pool Products segment partially offset by a higher mix of Pool Products segment sales, which have lower average gross margin rates than sales in our Personal Health Care segment, combined with the impact of higher material costs in our Personal Health Care segment.

Operating income (gross profit less selling, general and administrative, and research and development expenses) increased $2,458,000 to $8,980,000 for the three months ended June 30, 2005 compared to $6,522,000 for the same three months of 2004.  Operating income increased for the quarter ended June 30, 2005 due primarily to higher sales and gross profit as discussed above, partially offset by higher general and administrative costs. Selling expenses increased $427,000 or 4.1 percent to $10,864,000 or 11.6 percent of sales for the three months ended June 30, 2005 from $10,437,000 or 12.9 percent of sales for the same period in 2004 due primarily to the higher sales in the Pool Products segment.  General and administrative expenses increased $2,369,000 to $7,985,000 or 8.6 percent of sales for the three months ended June 30, 2005 compared to $5,616,000 or 6.9 percent of sales for the same period in 2004 due primarily to increased employee incentive compensation costs in our Pool Products segment due to the projected achievement of performance targets in 2005 and to increased corporate administrative costs related to our strategic alternatives review and implementation of Section 404 of the Sarbanes-Oxley Act, which totaled $175,000 and $594,000, respectively, for the three months ended June 30, 2005.  Costs related to our strategic alternatives review exclude costs related to the sale of Heating Systems.  Research and development expenses were $1,282,000 or 1.4 percent of sales for the three months ended June 30, 2005 compared to $1,414,000 or 1.7 percent of sales for the same three month period in 2004 due primarily to higher costs incurred in the prior year for the testing and certification of new products in the Personal Health Care segment.

Interest expense, which relates to borrowings under credit facilities and to promissory and mortgage notes payable, was $418,000 for the three months ended June 30, 2005 compared to $348,000 for the three months ended June 30, 2004.  The increase was due to higher average interest rates during the three months ended June 30, 2005 as compared to the same period in 2004.

Income tax provision was $3,495,000 or 39.7 percent of income from continuing operations before income taxes for the three months ended June 30, 2005 as compared to income tax provision of $2,412,000 or 38.5 percent of income from continuing operations before income taxes for the same period in 2004.  The higher tax rate for Fiscal Year 2005 reflects a mix shift to higher state taxing jurisdictions.  Additionally, the estimated tax rate used for the three months ended June 30, 2004 was based on the 2003 calendar year rate, which benefited from favorable adjustments to estimates based upon the completion of prior year tax returns.

Nine months ended June 30, 2005 compared to the nine months ended June 30, 2004

Sales for the nine months ended June 30, 2005 were $231,323,000 representing an increase of $5,856,0000 or 2.6 percent from sales of $225,467,000 for the nine months ended June 30, 2004 due to an increase of $14,833,000 in our Pool Products segment partially offset by a decrease of $8,977,000 in our Personal Health Care segment.  The increase in sales for the Pool Products segment was due to sales growth in the quarters ended March 31, 2005 and June 30, 2005 as compared to the same periods of 2004 driven by higher sales volume and pricing.  The decrease in sales for the Personal Health Care segment was due to lower sales of Shower products and Other products partially offset by higher sales of Oral health products.  Oral health products sales increased $505,000 to $38,143,000 for the nine months ended June 30, 2005 from $37,638,000 for the same period in 2004 due primarily to higher sales of the Waterpik® dental water jet (oral irrigator), offset by competition in the power flosser category and the timing of a promotional program for professional products, which impacted sales for the quarter ended December 31, 2004.  Shower products sales decreased due primarily to competitive pressures, the timing of orders, the level of promotional programs at some retail customers partially offset by sales of the Elements™ and Dual Massage™ showerheads launched in late 2004.  Other products sales decreased due to lower sales of personal stress relief and water filtration products.  Sales for both business segments in the quarter ended December 31, 2004 were impacted by the timing of the end of the September 30, 2004 quarter, as that quarter included an extra week of sales during the peak selling season.

Gross profit (sales less cost of sales) increased $4,150,000 to $71,201,000 for the nine months ended June 30, 2005 compared to $67,051,000 for the same period in 2004 due to higher sales in our Pool Products segment partially offset by lower sales in our Personal Health Care segment.  Gross profit as a percent of sales increased to 30.8 percent for the nine months ended June 30, 2005 from 29.7 percent for the same period in 2004 due primarily to higher product pricing and increased sales leverage of fixed costs in our Pool Products segment combined with a favorable product mix within our two business segments partially offset by a higher mix of Pool Products segment sales, which have lower average gross margin rates than sales in our Personal Health Care segment.

Operating income (gross profit less selling, general and administrative, and research and development expenses) increased $4,036,000 or 30.2 percent to $17,403,000 for the nine months ended June 30, 2005 compared to $13,367,000 for the same period of 2004 as a result of higher sales and gross profit in our Pool Products segment.  Selling expenses decreased $1,370,000 or 4.3 percent to $30,764,000 or 13.3 percent of sales for the nine months ended June 30, 2005 as compared to $32,134,000 or 14.3 percent of sales for the same period in 2004 due primarily to lower levels of promotional and marketing expenses in our Personal Health Care segment offset by higher selling expenses in our Pool Products segment due to higher sales.  General and administrative expenses increased $2,012,000 to $19,036,000 or 8.2 percent of sales for the nine months ended June 30, 2005 from $17,024,000 or 7.6 percent of sales for the same period in 2004 due primarily to increased employee incentive compensation costs in the Pool Products segment for the quarter ended June 2005 and to increased corporate administrative costs related to our strategic alternatives review and implementation of Section 404 of the Sarbanes-Oxley Act, which totaled $410,000 and $814,000, respectively, for the nine months ended June 30, 2005.  Research and development expenses decreased $528,000 or 11.7 percent to $3,998,000 for the nine months ended June 30, 2005 from $4,526,000 for the same period in 2004 due primarily to the timing of testing and certification of new consumer products introduced in 2004 in the Personal Health Care segment.

Interest expense, which relates to borrowings under credit facilities and to promissory and mortgage notes payable, was $1,309,000 for the nine months ended June 30, 2005 compared to $1,352,000 for the nine months ended June 30, 2004.  The decrease was due to lower average debt levels during the quarters ended March 31, 2005 and December 31, 2004 as compared to the same periods in 2004, which offset the impact of higher rates for the nine months ended June 30, 2005 as compared to the same nine months in 2004.

Income tax expense was $6,605,000 or 39.7 percent of income from continuing operations before income taxes for the nine months ended June 30, 2005 as compared to income tax expense of $4,434,000 or 36.2 percent of income from continuing operations before income taxes for the same period in 2004.  The higher tax rate reflects a mix shift to higher state taxing jurisdictions combined with the December 2003 impacts of favorable adjustments to estimates based upon the completion of prior year tax returns.

Pool Products

	Three Months Ended June 30,			Nine Months Ended June 30,
(Unaudited)	2005	2004	% Change	2005	2004	% Change
	(Dollars in thousands)

Pool products sales	$67,575	$55,693	21.3%	$149,818	$134,985	11.0%
Gross profit	$20,693	$15,466	33.8%	$39,844	$33,127	20.3%
Operating income	$10,822	$7,427	45.7%	$14,818	$10,473	41.5%

Gross profit as a percent of sales	30.6%	27.8%		26.6%	24.5%
Operating income as a percent of sales	16.0%	13.3%		9.9%	7.8%

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Sales in our Pool Products segment for the three months ended June 30, 2005 increased $11,882,000 or 21.3 percent to $67,575,000 as compared to $55,693,000 for the same three month period of 2004.  Pool products sales increased due to higher sales volume driven by the success of our builder conversion program and acquisitions in 2003 and 2004 combined with higher product pricing and the introduction of the new JandyColors™ multi-colored pool and spa lights.

Gross profit increased $5,227,000 to $20,693,000 or 30.6 percent of sales for the three months ended June 30, 2005 compared to $15,466,000 or 27.8 percent of sales for the same three month period of 2004.  Gross profit increased due primarily to higher sales volume and higher product pricing. Gross profit as a percent of sales increased due to higher product pricing and the benefit of leveraging fixed manufacturing costs over a larger base of sales.

Operating income increased $3,395,000 to $10,822,000 for the three months ended June 30, 2005 from $7,427,000 for the same three month period of 2004 due primarily to higher sales and gross profit as discussed above.  Selling expenses increased $218,000 to $5,007,000 or 7.4 percent of sales the three months ended June 30, 2005 as compared to $4,789,000 or 8.6 percent of sales for the same period in 2004 due primarily to higher sales.  General and administrative expenses increased $1,610,000 to $4,553,000 or 6.7 percent of sales for the three months ended June 30, 2005 from $2,943,000 or 5.3 percent of sales for the same period in 2004 due primarily to increased employee incentive compensation costs due to the achievement of projected performance targets in 2005 and to increased corporate administrative costs related to our strategic alternatives review and the implementation of Section 404 of the Sarbanes-Oxley Act.  Research and development expenses were $311,000 or 0.5 percent of sales for the three months ended June 30, 2005 as compared to $307,000 or 0.6 percent of sales for same period in 2004.

Nine months ended June 30, 2005 compared to the nine months ended June 30, 2004

Sales in our Pool Products segment for the nine months ended June 30, 2005 increased $14,833,000 or 11.0 percent to $149,818,000 as compared to $134,985,000 for the nine months ended June 30, 2004 driven primarily by higher sales volume and pricing during the quarters ended March 31, 2005 and June 30, 2005 as compared to the same periods of 2004.  Pool products sales during the quarter ended December 31, 2004 were negatively impacted by the extra week of sales in the quarter ended September 30, 2004 during the peak selling season combined with the timing and amount of calendar year sales incentives to pool customers, which largely offset benefits of incremental sales of chlorinator and heat exchanger products during the quarter ended December 31, 2004 from the Huron Tech Systems business acquired in January 2004.  For the nine months ended June 30, 2005, incremental chlorinator and heat exchanger sales totaled $6,013,000.

Gross profit for the nine months ended June 30, 2005 increased $6,717,000 to $39,844,000 or 26.6 percent of sales as compared to $33,127,000 or 24.5 percent of sales for the nine months ended June 30, 2004.  The increase in gross profit was primarily due to higher sales and gross profit during the quarters ended March 31, 2005 and June 30, 2005 as compared to the same periods of 2004.  Gross profit for the quarter ended December 31, 2004 was slightly lower than the quarter ended December 31, 2003 due to slightly lower sales and higher calendar year-based sales incentives to pool customers.

Operating income increased $4,345,000 or 41.5 percent to $14,818,000 for the nine months ended June 30, 2005 from $10,473,000 for the nine months ended June 30, 2004 due primarily to higher sales and gross profit for the quarters ended March 31, 2005 and June 30, 2005.  Selling expenses increased $685,000 or 5.1 percent to $14,233,000 or 9.5 percent of sales the nine months ended June 30, 2005 as compared to $13,548,000 or 10.0 percent of sales for the same period in 2004 due primarily to higher sales and increased promotion expenses, including costs for trade shows.  General and administrative expenses increased $1,653,000 to $9,806,000 or 6.5 percent of sales for the nine months ended June 30, 2005 from $8,153,000 or 6.0 percent of sales for the same period in 2004 primarily due to increased employee incentive compensation and corporate administrative costs during the quarter ended June 30, 2005 as compared to the same period of the prior year.  Research and development expenses were $987,000 or 0.7 percent of sales for the nine months ended June 30, 2005 as compared to $953,000 or 0.7 percent of sales for the nine months ended June 30, 2004.

Personal Health Care

	Three Months Ended June 30,			Nine Months Ended June 30,
(Unaudited)	2005	2004	% Change	2005	2004	% Change
	(Dollars in thousands)

Sales:
Oral health products	$12,718	$12,338	3.1%	$38,143	$37,638	1.3%
Shower products	11,533	11,169	3.3%	38,487	46,665	(17.5)%
Other products	1,444	1,752	(17.6)%	4,875	6,179	(21.1)%
Total sales	$25,695	$25,259	1.7%	$81,505	$90,482	(9.9)%
Gross profit	$8,418	$8,523	(1.2)%	$31,357	$33,924	(7.6)%
Operating income (loss)	$(1,842)	$(905)	(103.5)%	$2,585	$2,894	(10.7)%

Gross profit as a percent of sales	32.8%	33.7%		38.5%	37.5%
Operating income (loss) as a percent of sales	(7.2)%	(3.6)%		3.2%	3.2%

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Sales in the Personal Health Care segment for the three months ended June 30, 2005 were $25,695,000, an increase of $436,000 or 1.7 percent compared to sales of $25,259,000 for the three months ended June 30, 2004 due to higher sales of Oral health and Shower products partially offset by lower sales of Other products.  Sales of Oral health products increased $380,000 to $12,718,000 for the three months ended June 30, 2005 compared to $12,338,000 for the same period in 2004 driven by growth of the Waterpik® dental water jet (oral irrigator), including the new cordless rechargeable model.  Shower products sales increased $364,000 to $11,533,000 for the three months ended June 30, 2005 from $11,169,000 for the same period in 2004 due primarily to increased distribution at two key retailers, which offset the impact of continued competitive pressures and lower levels of promotional programs at some retail customers.  Sales for Other products decreased $308,000 to $1,444,000 for the three months ended June 30, 2005 from $1,752,000 for the same period in 2004 due to lower sales of water filtration products.

Gross profit decreased $105,000 to $8,418,000 or 32.8 percent of sales for the three months ended June 30, 2005 compared to $8,523,000 or 33.7 percent of sales for the same period in 2004.  Gross profit decreased due primarily to higher costs for commodity-based materials and their impact on inventory accounted for on the last-in-first-out (LIFO) method and to higher freight rates.

Operating loss increased $937,000 to $1,842,000 for the three months ended June 30, 2005 from $905,000 for the same three month period of 2004 due to higher selling expenses and corporate administrative costs.  Selling expenses increased $209,000 to $5,857,000 or 22.8 percent of sales for the three months ended June 30, 2005 compared to $5,648,000 or 22.4 percent of sales for the same period in 2004 due to higher employee relocation expenses.  General and administrative expenses increased $759,000 to $3,432,000 or 13.4 percent of sales for the three months ended June 30, 2005 from $2,673,000 or 10.6 percent of sales for the same period in 2004 due primarily to the impact of higher corporate administrative costs related to our strategic alternatives review and the implementation of Section 404 of the Sarbanes-Oxley Act.  Research and development expenses decreased $136,000 to $971,000 for the three months ended June 30, 2005 from $1,107,000 for the same period in 2004 due primarily to higher costs incurred in the prior year for the testing and certification of new consumer products introduced in 2004.

Nine months ended June 30, 2005 compared to the nine months ended June 30, 2004

Sales in the Personal Health Care segment for the nine months ended June 30, 2005 were $81,505,000, a decrease of $8,977,000 or 9.9 percent compared to sales of $90,482,000 for the nine months ended June 30, 2004 due to lower sales of Shower and Other products.  Additionally, Personal Health Care segment sales during the quarter ended December 31, 2004 were negatively impacted by the extra week of sales in the quarter ended September 30, 2004 during the peak selling season.  Oral health products sales increased $505,000 to $38,143,000 for the nine months ended June 30, 2005 from $37,638,000 for the same period in 2004 due primarily to higher sales of the Waterpik® dental water jet (oral irrigator), offset by lower sales in the competitive power flosser category and the timing of a promotional program for professional products, which impacted sales for the quarter ended December 31, 2004.  Shower products sales decreased $8,178,000 or 17.5 percent as a result of lower sales in the quarters ended December 31, 2004 and March 31, 2005 due primarily to competitive pressures, order timing and a lower level of retail customer promotional activity.  Lower Shower products sales were partially offset by sales of the Elements™ and Dual Massage™ showerheads launched in late 2004.  Other products sales decreased $1,304,000 to $4,875,000 for the nine months ended June 30, 2005 from $6,179,000 for the same period in 2004 due  to lower sales of personal stress relief and water filtration products.  Sales of water filtration products were lower due to continued competitive pressures and lower international sales of some lower-margin, discontinued products.

Gross profit decreased $2,567,000 to $31,357,000 for the nine months ended June 30, 2005 compared to $33,924,000 for the same period in 2004 due to lower sales.  However, gross profit as a percent of sales increased to 38.5 percent for the nine months ended June 30, 2005 from 37.5 percent for the same period in 2004 due to a favorable mix of higher-margin Oral health products, lower product costs driven by our global sourcing strategy and higher domestic production efficiencies to prepare for the outsourcing of a shower product line, which occurred in the quarter ended June 2005.

Operating income decreased $309,000 or 10.7 percent to $2,585,000 for the nine months ended June 30, 2005 from $2,894,000 for the same nine month period of 2004, as lower gross profit due to lower sales combined with corporate administrative costs and slightly higher selling expenses during the quarter ended June 30, 2005 as compared to the same period of 2004 more than offset the benefits of higher gross profit as a percent of sales and operating expense controls during the quarters ended December 31, 2004 and March 31, 2005 as compared to the same periods of the prior year.  Selling expenses decreased $2,055,000 to $16,531,000 or 20.3 percent of sales for the nine months ended June 30, 2005 as compared to $18,586,000 or 20.5 percent of sales for the same period in 2004 due to lower marketing and promotional costs.  General and administrative expenses increased $359,000 to $9,230,000 or 11.3 percent of sales for the nine months ended June 30, 2005 from $8,871,000 or 9.8 percent of sales for the same period in 2004, as higher corporate administrative costs incurred in connection with our strategic alternatives review and implementation of Section 404 of the Sarbanes-Oxley Act offset the benefits of operating expense controls during the quarters ended December 31, 2004 and March 31, 2005 as compared to the same periods of the prior year.  Research and development expenses decreased $562,000 to $3,011,000 for the nine months ended June 30, 2005 from $3,573,000 for the same period in 2004 due primarily to the higher costs incurred in the prior year for the testing and certification of new consumer products introduced in 2004.

Seasonality

Our business is highly seasonal, with operating results varying from quarter to quarter. The Personal Health Care segment has generally experienced higher sales in the quarter ending in December of each fiscal year due to stronger retail demand during the holiday season.  The Pool Products segment has historically experienced higher sales in the quarter ending in June of each fiscal year as customers purchase products in anticipation of the warm spring and summer months during which the level of new pool construction increases.  As a result of the seasonality of sales, the Pool Products segment offers incentive programs and extended payment terms to encourage pool product customers to purchase products from September through December, as is consistent with industry practice.  The extended payment term receivables are collected during the spring and summer months, which creates a seasonal peak in working capital and borrowing levels during the winter months.  Seasonal variations in operating results can also occur due to short-term trends such as changes in the economic environment, consumer spending, product sourcing arrangements and weather patterns.

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

Cash used in operating activities for the nine months ended June 30, 2005 was $344,000 compared to cash provided by operating activities of  $12,399,000 for the nine months ended June 30, 2004.  Our primary source of operating cash flow for the nine months was income from continuing operations of $10,034,000 adjusted for non-cash items including depreciation and amortization expense, which was used to fund a net increase in working capital driven primarily by the seasonal increase in accounts receivable.  Additionally, cash used in operations increased due to higher levels of inventory to support higher seasonal demand in the Pool Products segment and the transition to outsourced production of a shower product line in the Personal Health Care segment.  Cash used for accounts payable and accrued liabilities reflects higher levels of payments for accounts payable and for customer volume-based incentive discounts.  In total, working capital increased to $88,810,000 at June 30, 2005 as compared to $74,959,000 at September 30, 2004, including $25,646,000 of assets of Heating Systems, which was sold in June 2005.  The current ratio (defined as current assets divided by current liabilities) increased to 2.6 at June 30, 2005 from 2.2 at September 30, 2004.

As a consumer goods manufacturer and distributor, we are subject to continuing risk of product liability and related lawsuits involving claims for substantial monetary damages.  We are party to various personal injury and property damage lawsuits and claims relating to our products and other litigation incidental to our business.  We have general liability, product liability and workers’ compensation insurance coverage.  Our insurance coverage provides that our insurers directly pay all costs related to our general liability, product liability and workers’ compensation claims, provided however, we are required to reimburse our insurance carrier for policy deductibles and most legal costs and expenses.  Loss accruals have been recorded in accordance with SFAS No. 5, “Accounting for Contingencies” to cover the probable retained loss portion of general liability, product liability and workers’ compensation claims, both asserted claims and incurred but not reported claims, that we are responsible for under the terms of our insurance policies.  The accruals are based on estimates which include information provided by our insurance carriers, claims adjusters and insurance brokers, taking into account our prior experience, numbers of claims, discussions with legal counsel and other relevant factors.  Our methods of estimating losses and establishing the resulting accruals are reviewed on a regular basis and any adjustments are reflected in current operating results.  It is possible that some claims will ultimately result in losses in excess of the amount we have accrued.  Due to the nature of our claims, which include personal injury claims without stipulated losses and property and personal injury claims against multiple defendant companies, a range of loss cannot be reasonably estimated.  We assess and revise our loss accruals at least quarterly as new information becomes available regarding our potential liability.  Based on our historical loss experience, we believe our accruals are adequate to cover probable future losses.  Historical experience, however, may not be indicative of future losses, and the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period.

On August 27, 2003, we entered into an amended and restated credit agreement with a group of banks for a revolving bank credit facility of up to $80,000,000, including $10,000,000 revolving credit availability for our Canadian subsidiary.  Borrowings under the facility are limited to borrowing base calculations based on eligible accounts receivable and inventory balances.  The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $10,000,000.  The credit facility expires on December 1, 2007.  At June 30, 2005, there were $56,000 in borrowings and $5,635,000 in letters of credit outstanding under the credit facility with $46,009,000 in borrowing availability remaining under borrowing base limitations of the credit facility.

On October 22, 2001, we entered into a real estate financing agreement with a bank and mortgaged four of our U.S. manufacturing facilities to secure four promissory notes totaling $20,590,000.  The notes require monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008.  In August 2003, we voluntarily amended the real estate financing agreement to conform some financial covenants to those in the amended and restated revolving credit facility.  In June 2005, in connection with the sale of Heating Systems, we paid off $1,925,000, including accrued interest, under the note payable related to the Heating Systems manufacturing facility in Rochester, New Hampshire.  The balance outstanding at June 30, 2005 was $15,590,000.

On December 21, 2001, we entered into a $15,000,000 equipment financing agreement with a bank.  Initial borrowings under the agreement of $10,290,000 were funded on December 28, 2001 evidenced by two term notes secured by specific machinery and equipment located at our manufacturing facilities.  The notes require quarterly payments of $514,500 plus accrued interest which began on April 1, 2002 with all unpaid principal balances and accrued interest due on January 1, 2007.  In January 2002, we entered into interest rate swap agreements that effectively convert the variable rate interest on the $10,290,000 promissory notes payable to a fixed rate of 6.73 percent.  The interest rate swap agreements expire on January 1, 2007. Interest differentials to be paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related period the debt is outstanding.  On September 30, 2002, we borrowed an additional $4,500,000 under the equipment financing agreement evidenced by two variable rate term notes secured by specific machinery and equipment located at our manufacturing facilities and at certain vendors’ facilities.  The notes require quarterly payments of $225,000 beginning on December 29, 2002 with all unpaid principal balances and accrued interest due on September 30, 2007.  In September 2004, we paid $887,000 of outstanding principal on the notes in connection with the final disposition of tangible assests for our discontinued Ozone product line.  In June 2005, in connection with the disposal of Heating

Systems, we paid off the outstanding balance of $5,035,000, including accrued interest and prepayment costs of $55,000 and $16,000, respectively, and paid $35,000 to terminate the two interest rate swap agreements.  No additional amounts can be borrowed under this agreement.  Our loans and related agreements under this financing were terminated as a result of the repayment of the notes payable.

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

Our debt, including borrowings under the revolving credit facility and notes payable, decreased by $8,991,000 to $15,686,000 at June 30, 2005 compared to $24,677,000 at September 30, 2004 due primarily to repayments of promissory notes in connection with the sale of Heating Systems.  Additionally, our long-term non-cancelable raw material purchase obligations increased $17,000 to $4,145,000 at June 30, 2005 from $4,128,000 at September 30, 2004.  There were no other significant changes in our contractual cash obligations and other commercial commitments from those disclosed in our Transition Report on Form 10-KT, as amended, for the transition period from January 1, 2004 through September 30, 2004.

Other Matters

Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements included in this Form 10-Q for information related to recent accounting pronouncements.

Strategic Alternatives Review

In January 2005, we announced that our Board of Directors is considering various strategic alternatives to enhance stockholder value including pursuing a potential sale of a portion or all of the Company.  We have engaged J.P. Morgan Securities Inc. to assist us in our strategic review.  We are continuing our review and no assurance can be given that any strategic alternative involving a transaction, other than the sale of Heating Systems, will be pursued or, if a transaction is pursued, that it will be consummated.  In addition, the impact, if any, that engaging in a strategeic alternatives review process will have on our financial performance or operations is uncertain.  As of June 30, 2005, we have expensed $410,000 of costs related to our strategic alternatives review, excluding costs related to the sale of Heating Systems.

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

PART II—OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Water Pik Technologies, Inc. was held on May 12, 2005.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for the purpose of:

(i)	Electing a class of three directors for a three-year term expiring in 2008;

(ii)	Amending the Company’s Restated Certificate of Incorporation to declassify the Board of Directors; and

(iii)	Ratifying the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2005.

At the meeting, Robert P. Bozzone, W. Craig McClelland and F. Peter Cuneo, the Company’s nominees, were elected as directors for three-year terms expiring in 2008.  There was no solicitation in opposition to the Company’s nominees.  In addition, at the meeting the Company’s Amendment to the Restated Certificate of Incorporation to declassify the Board of Directors was approved, and the appointment of Ernst & Young LLP as independent registered public accounting firm was ratified.  As a result of the approval of the Amendment of the Restated Certificate of Incorporation, each director class that stands for election at annual meetings in 2006 and later will be nominated to serve for a term lasting until the next annual meeting of stockholders.  The following persons’ terms of office as a director continued after the 2005 Annual Meeting of Stockholders:  Michael P. Hoopis, William G. Ouchi, Charles J. Queenan, Jr. and Babette E. Heimbuch.

The tables below summarize the results of the stockholders’ vote:

	Number	Percentage

Shares outstanding and entitled to vote	12,142,287	100.0%
Shares represented in person or by proxy at meeting	10,662,239	87.8%
Shares not voted at meeting	1,480,048	12.2%

Proposal one (Election of Directors)

Breakdown of votes cast for each nominee

	Votes For	Votes Withheld
Robert P. Bozzone	10,156,885	505,354
W. Craig McClelland	10,343,533	318,706
F. Peter Cuneo	10,345,405	316,834

Proposal two (Amendment of Restated Certificate of Incorporation to declassify the Board of Directors)

Breakdown of votes cast

Votes For	Votes Against	Abstain	Broker Non-Votes
10,397,152	23,203	241,884	0

Proposal three (Ratification of independent registered public accounting firm appointment)

Breakdown of votes cast

Votes For	Votes Against	Abstain	Broker Non-Votes
10,632,716	22,176	7,347	0

ITEM 6.  EXHIBITS

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER PIK TECHNOLOGIES, INC.

Date: August 10, 2005	By:	/s/ MICHAEL P. HOOPIS
Michael P. Hoopis
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2005	By:	/s/ VICTOR C. STREUFERT
Victor C. Streufert
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)