Form 10-K
period 2005-09-30
WATER PIK TECHNOLOGIES INC
filed 2005-12-14
CIK 1094286

QuickLinks -- Click here to rapidly navigate through this document

United States Securities and Exchange Commission Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2005

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to
Commission file number 1-15297

Water Pik Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	25-1843384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Corporate Plaza, Suite 246
Newport Beach, CA 92660 (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (949) 719-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.01 par value Preferred Share Purchase Rights	Name of Each Exchange on Which Registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes    ☒ No

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
☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
☒ Yes    ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of April 1, 2005 was approximately $232,063,948, based on the closing sale price on that date of the Common Stock of $19.11 as reported by the New York Stock Exchange. Shares of voting stock known by the registrant to be beneficially owned by executive officers or directors of the registrant are not included in the computation; however, shares of voting stock reported to be beneficially owned by holders of 5 percent or more of the voting stock are included in the computation. The registrant has made no determination whether any such persons are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

The number of shares of Common Stock outstanding as of December 5, 2005 was 12,286,674 shares.

Documents incorporated by reference: None

WATER PIK TECHNOLOGIES, INC.

PART I

Item 1. Business.

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

As used herein, references to the Company together with its consolidated subsidiaries include the historical results and activities of the business and operations transferred to the Company in the spin-off unless the context otherwise indicates. Water Pik Technologies is a leader in designing, manufacturing and marketing a broad range of well-recognized swimming pool and personal health care products. Water Pik Technologies operates in two business segments – the Pool Products segment and the Personal Health Care segment.

We compete in several distinct product categories, including:

•
Water Pik® showerheads
•
Water Pik® oral health products
•
Water Pik® and Instapure® water filtration products
•
Jandy™ pool and spa heaters, and Jandy® controls, valves, pumps, filters and water features
•
Air Energy™ heat pumps
•
ClorMatic® salt chlorine generators
•
Water Pik™ and Jandy™ pool and spa accessories, including cleaning and maintenance supplies, white goods, ladders, solar reels, floating lounges, pool toys and games

We have manufactured personal health care products for over 40 years. We have manufactured gas swimming pool heaters for over 50 years and pool equipment for over 30 years.

An extensive distribution network allows us to distribute our products across various distribution channels to reach a greater number of consumers and distributors. We manufacture and distribute products principally through eight facilities located in the United States and Canada. Sales for the twelve months ended September 30, 2005 ("Fiscal Year 2005"), nine months ended September 30, 2004 ("Fiscal Year 2004") and the twelve months ended December 31, 2003 ("Fiscal Year 2003") were $321.3 million, $221.0 million and $267.9 million, respectively.

On June 6, 2005, we entered into an asset purchase agreement to sell substantially all of the assets and liabilities of our Laars® Heating Systems business ("Heating Systems"), a component of our former Pool Products and Heating Systems segment, to Bradford White Corporation ("BWC"). The Laars® brand was included in the sale. The sale was completed on June 30, 2005. In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment. The Ozone product line included the Aquia® home sanitizing product introduced in September 2001. Disposition of the tangible assets of the Ozone product line was completed during Fiscal Year 2004. In March 2005, we entered into an agreement to sell our remaining Ozone patents and trademarks to Advantage Engineering, Inc. ("Advantage"). Under the agreement, Advantage entered into a new patent license agreement for ozone generator cell technologies with Lynntech International, Ltd. ("Lynntech"), our former licensor, and our patent license agreement with Lynntech was terminated. The operating results of Heating Systems and the Ozone product line have been reported as discontinued operations. Discussions and amounts herein for all periods presented relate to continuing operations only unless otherwise noted. See Note 14 to the consolidated financial statements for further discussion on discontinued operations. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In July 2004, we began to pursue an orderly exit of personal stress relief products within our Personal Health Care segment. The Personal Stress Relief product line, introduced in 2001, includes foot spas and personal massagers. The orderly exit, which has extended over a period greater than 12 months, is intended to focus our product development, marketing and selling resources on our core personal health care product lines toward the goal of improving our financial performance.

In January 2004, our board of directors approved a change in our fiscal year-end from the last Sunday closest to December 31 to the last Sunday closest to September 30, effective in 2004. In view of this change, this Form 10-K includes information for the twelve-month period ended September 30, 2005, for the nine-month transitional period ended September 30, 2004, and for the twelve-month period ended December 31, 2003.

We operate on a 52- or 53- week fiscal year with fiscal quarters ending on the Sunday closest to the end of the applicable thirteen-week period. The fiscal quarter and year-to-date periods presented in our consolidated financial statements are presented as of the last day of the calendar

2    Water Pik Technologies, Inc.

quarter for convenience. This Form 10-K is for the twelve month period ended October 2, 2005, but for presentation purposes, is described as the twelve month period ended September 30, 2005.

With respect to our strategic alternatives review announcement on January 4, 2005, we are continuing our review and no assurance can be given that any strategic alternative involving a transaction, other than the June 30, 2005 sale of the Heating Systems business, will be pursued or, if a transaction is pursued, that it will be consummated. In addition, the impact, if any, that engaging in a strategic alternatives review process will have on the financial performance or operations of the Company is uncertain.

Our public filings are available free of charge on our web site at http://www.waterpik.com and may also be obtained through the Securities and Exchange Commission ("SEC") at its web site at http://www.sec.gov. These materials are also available at no cost in print to any person who requests it by contacting our Corporate Secretary at 23 Corporate Plaza, Suite 246, Newport Beach, California 92660 or by telephone at (949) 719-3700.

Industry Overview

We believe that we can take advantage of current market and industry trends for the Personal Health Care segment and the Pool Products segment, such as:

•
demographic trends reflecting the aging of the U.S. population;
•
an increased emphasis on a personal health care lifestyle;
•
an increased emphasis on spending time at home or "cocooning;" and
•
an increased use of the backyard for outdoor living, recreation and relaxation.

The U.S. population includes almost 77 million "baby boomers" ranging from 40 to 58 years of age. These consumers generally wish to remain active and seek personal health care products to maintain a high quality of life. Moreover, "baby boomers" typically have more discretionary income, which they are more likely to spend on home remodeling projects, including projects to improve their backyards, pools and spas. In addition, many consumers now view the backyard as an extension of their indoor living environment and are improving backyards as they would the interiors of their homes.

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

Competitive Strengths

We are a strong competitor for the following reasons:

• Strong Brand Names. Over many years, we have developed an extensive portfolio of company-owned brand names. These strong brand names include Water Pik® personal health care products and Jandy® swimming pool and spa products. As consumers turn more and more to brand name merchandise to validate their product purchase decisions, we believe that our strong brand names will provide the platform for future growth and will enable us to expand our product offerings into new and existing product categories and channels of distribution.

• Reputation for Innovative Products. We have a strong history of innovative product development with our Water Pik® personal health care products and Jandy® swimming pool and spa products. We have developed and introduced many products which are considered the first of their kind and that resulted in the formation of new markets, such as: the Water Pik® oral irrigator; The Original Shower Massage® showerhead; the Instapure® end-of-faucet water filter; the Jandy® swimming pool heater; the Jandy® automatic swimming pool cleaner; and the Jandy® AquaLink® electronic swimming pool control system. In response to changing consumer preferences, we continue to develop and introduce new and innovative products such as the Cascadia® drenching showerhead, the New Visions® showerheads, the Waterpik® flosser, the Jandy® Hi-E2® high efficiency swimming pool heater. We have received numerous awards for our product design, innovation and quality.

• Extensive Distribution Network. We distribute our products through more than 45,000 retail and wholesale outlets in North America, which allows us to reach a greater number of consumers and distributors than many of our competitors. Our personal health care products are distributed directly to consumers through mass merchandisers, home centers, drug stores and cooperative hardware chains. Our pool products are sold through various channels of independent distribution, including pool equipment wholesalers, pool builders, pool retailers and pool service companies. We believe that this distribution network will allow us to quickly realize desired sales volumes for new products as they are brought to market.

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

Water Pik Technologies, Inc.    3

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

• Broaden Product Offerings. We also intend to increase served markets by offering related new products and product extensions. We market a variety of personal health care and pool products that enable us to offer our customers and distributors a single source for a wide range of products. We have continually increased the number of our product offerings and intend to continue to regularly introduce new products. The wide array of products allows us to provide category management for our retail customers and one-stop shopping capability for our wholesale and contractor customers.

• Leverage Strong Brand Name Recognition. We believe that our strong Water Pik® and Jandy® brand names will allow us to more rapidly market and sell new products. The strength of these brand names provides new products with consumer credibility and acceptance. By building on our brand names, we expect to increase market share, expand our product offerings, enhance consumer brand loyalty and expand our distribution channels.

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

• Leverage Customer Service Capabilities. We intend to satisfy our customers' expectations and enhance our sales and profitability by leveraging our customer service capabilities in product delivery and after-sales service. We will continue to improve our on-time product delivery through our state-of-the-art production initiatives; establish a one-stop, closed loop communication and response system for technical after sales service; and regularly update our customers' sales and technical service representatives with training programs and new tools, hardware and software.

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

4    Water Pik Technologies, Inc.

Business Segments and Geographic Areas

We determine the individual countries from which our revenue is derived based upon the location of our customers. See Note 15 to the consolidated financial statements for financial information by reportable segment and by geographical area. Information related to business acquisitions is set forth in Note 13 to the consolidated financial statements. See also Management's Discussion and Analysis of Financial Condition and Results of Operations.

POOL PRODUCTS

The Pool Products segment designs, manufactures and markets swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, automatic salt chlorine generators, lights, water features and pool and spa accessories.

Pool and Spa Products.    We are a leader in the design, manufacture and marketing of swimming pool and spa equipment, which is sold primarily under the Jandy® brand name. Our pool and spa products include:

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

These products are marketed under the following brand names:

PRODUCT CATEGORY	BRAND NAME

Pool Heaters	Jandy™, Jandy Lite™, Jandy LX™, Jandy LT™
High-efficiency Pool Heater	Jandy™
Oil Pool Heater	Jandy™
Heat Pumps	Air Energy™ heat pumps
Electronic Controls	Jandy® AquaLink® RS control system
Valves	Jandy® valve, Jandy® NeverLube® valve, Jandy® 3-way valve
Valve Actuator	Jandy® valve actuators
Automatic Pool Cleaner	Jandy® RayVac®
Pool and Spa Lights	Jandy® lights
Automatic Salt Chlorine Generators	ClorMatic® salt chlorine generator
Water Features	Jandy™ Sheer Descent®, Aqua Accents™, Laminar Flow Jets and Deck Jets
Pumps and Filters	Jandy® pump, Jandy® filter
Maintenance Equipment and Accessories	Olympic™ (in Canada), Waterpik®, Jandy®

We are a leading manufacturer and marketer of swimming pool and spa heaters, including natural gas-, propane- and oil-fired residential pool heaters. We manufacture both standard-efficiency and high-efficiency heaters.

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

Water Pik Technologies, Inc.    5

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

Water-Heating Systems.    As of June 30, 2005, we sold our previously owned Heating Systems business, which produced a comprehensive line of Laars® brand water-heating systems for commercial and residential applications. The Laars® brand was included in the sale.

These products were marketed under the following brand names:

PRODUCT CATEGORY	BRAND NAME

Commercial Boilers and Water Heaters	Laars® Mighty Therm®, Laars® Mighty Max®, Laars® Mighty Stack®, Laars® Rheos®, Laars® Pennant®
Residential Boiler	Laars® Mini-Therm®
Residential Combination Boiler	Laars® Mini-Combo®
High-efficiency Boilers	Laars® CB™, Laars® Summit®, Laars® Endurance™, Laars® Rheos® Plus
Residential Oil Boilers	Laars® Max™, Laars® Newport™, Laars® Horizon™

These products included:

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

Showerheads.    Through the development and production of pulsating showerheads, we became recognized as an industry leader for personal health care products. We developed The Original Shower Massage® product line, the first massaging showerhead. The Original Shower Massage® showerhead has been redesigned and refined as consumer preferences have changed. The Flexible Shower Massage®, an award winning showerhead that adjusts to a wide variety of positions and height settings, was based on The Original Shower Massage®. We continue to refine and develop innovations to The Original Shower Massage® product line. In May 2001, we incorporated patented technology into new drenching showerheads with luxurious styling: the Cascadia® and AquaFall® lines of showerhead products. Cascadia® has become the best selling drenching showerhead. In August 2001, we launched New Visions®, a complete line upgrade of our core pulsating showerheads. The new line provides the features, styles and price points demanded by the marketplace as well as the opportunity to expand the showerhead product offering with retailers across the country. In June and September 2004, we launched Elements™ and Dual Massage™, respectively, which are performance showerheads. In July 2005, we introduced a hand held, value positioned line extension to the Cascadia® family of products. In September 2005, we launched the AquaScape™ Spa shower, which uniquely combines drenching rain and pulsating massage.

6    Water Pik Technologies, Inc.

Our showerhead products are marketed under the following product names:

The Adjustable Shower Massage™ showerheads
The Flexible Shower Massage® showerheads
Misting Massage® showerheads
Water Massage® showerheads
AquaFall® showerheads
Cascadia® showerheads
New Visions® showerheads, including Grace®, Charleston® and Linea®
Full-Body Shower Panel™
Medallion® showerheads
Elements™ showerheads
Dual Massage™ showerheads
AquaScape™ showerheads

Oral Health Care Products.    We manufacture a broad line of consumer and professional oral health care products. In 1962, we developed and introduced the original Water Pik® Dental Water Jet (Oral Irrigator). Waterpik's® Dental Water Jet business currently holds a #1 market share position, driven by strong clinical results and dental professional recommendations. Other product lines in our consumer oral care portfolio include sonic power toothbrushes and power flossers. We will be launching two major new products in 2006, in the dental water jet and power toothbrush categories.

The Consumer oral health care products are marketed under the following product names:

Water Pik® Professional Dental Water Jet
Water Pik® Personal Dental Water Jet
Water Pik® Family Dental Water Jet
Water Pik® Travel Dental Water Jet
Water Pik® SenSonic® Power Toothbrush
Waterpik® SynchroSonic® Power Toothbrush
Water Pik® Power Flosser
Water Pik® Whitening Power Flosser

We also manufacture and market a broad range of professional oral health care products. We currently market over 600 products that are distributed in over 60 countries for use by dental professionals, with a market leadership position in several categories. Our professional oral health care products include articulators, which are instruments used to replicate jaw movements for fabrication of dental prosthetics, prophy cups and angles, which are used in conjunction with a polishing compound to polish teeth, radiographic positioning devices, which are used to position x-ray equipment, and various laboratory products used by dental labs to fabricate dental prosthetics.

Water Filtration Products.    We manufacture and market a line of end-of-faucet water filtration products for consumers. We developed the first end-of-faucet water filter in the mid-1970's. The high performance water filtration products are designed to reduce lead, chlorine, pesticides, cryptosporidium and giardia cysts, asbestos, sediment, bad taste and odors to provide consumers with healthier, better tasting water. In May 2004, we launched the Instapure® water filter, an innovative end-of-faucet filter that reduces 53 contaminants, as well as chlorine taste and odor. Over the past year we have been phasing out of unprofitable in-line water filter products.

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

The Personal Stress Relief products are marketed under the following product names:

Waterpik® Foot Retreat Spa®
Waterpik® AccuReach® precision massager

In July 2004, we began to pursue an orderly exit of personal stress relief products within our Personal Health Care segment. The Personal Stress Relief product line, introduced in 2001, includes foot spas and personal massagers. The orderly exit, which has extended over a period greater than twelve months is intended to focus our product development, marketing and selling resources on our core personal health care product lines toward the goal of improving our operating margin and return on capital.

Sales, Marketing and Distribution

We sell our products using a combination of inside sales representatives, manufacturer's representatives and distributors. This provides a broad distribution network that allows us to efficiently distribute our products across a number of distribution channels to reach a greater number of consumers and distributors than many of our competitors. International sales are primarily to Canada, Japan and Europe and accounted for 13.6 percent of our total sales for the twelve months ended September 30, 2005. Approximately 50.6 percent of our international sales were in Canada.

Water Pik Technologies, Inc.    7

POOL PRODUCTS

The Jandy® swimming pool and spa equipment products are sold through an international network of wholesale distributors, contractors, retailers and service companies in the United States, Canada and internationally.

PERSONAL HEALTH CARE

Water Pik® showerheads are marketed to consumers through mass merchandisers and home centers such as Wal-Mart, Costco, Home Depot, Lowe's and Bed Bath & Beyond.

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

Professional oral health products and select showerheads, consumer oral health care products, water filtration products and personal stress relief products, as well as certain replacement parts, also may be purchased on-line from our web site at http://www.waterpik.com. The web site also offers product information literature, including instructions for product use and service advice and the locations of retail outlets carrying Water Pik® products.

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

Competitors in personal health care products include companies such as Procter & Gamble Co., which manufactures PUR® and Crest® products, as well as The Gillette Company, recently acquired by Proctor and Gamble Co. and which manufactures Braun® products; The Clorox Company, which manufactures Brita® products; Colgate-Palmolive Company, which manufactures Actibrush®; Salton, Inc., which manufactures Ultrasonex® products; Masco Corporation, which manufactures Delta® products; Fortune Brands, Inc., which manufactures Moen® products; as well as a number of private companies including Homedics which manufactures Homedics® products and Conair Corporation, which manufactures Pollenex® products.

Competitors in pool products include companies such as Pentair, Inc., which includes PacFab, Inc. and which manufactures Pentair Pool Products® and Sta-Rite® products; Rheem Manufacturing Company, which manufactures Raypak® products; and Hayward Industries, Inc., which manufactures Hayward® products.

Research and Product Development

We support research and product development through cross-functional teams led by our marketing and engineering departments. The marketing team, together with outside consultants, researches both demographics and lifestyle trends to identify product concepts related to unmet consumer and commercial customer needs. Product concepts are then expressed in engineering prototypes in the early stage of new product development. Research and development continues as product concepts evolve through interaction with consumer focus groups until the final product is launched in the marketplace. In some cases, products may require sustaining engineering resources to fully meet the consumer and commercial customer needs. At any point in time, we generally have products in various stages of development. Our research and product development expenditures were approximately $5,661,000, $4,282,000 and $5,803,000 for the twelve months ended September 30, 2005, nine months ended September 30, 2004 and for the twelve months ended December 31, 2003, respectively.

We develop and introduce new personal health care products targeted toward capitalizing on emerging consumer trends, such as the AquaScape™ and other new drenching showerheads, Dual Massage™ and Performance™ showerheads. We also regularly conduct clinical research to validate the safety and effectiveness of our consumer and professional oral health care products. We develop and introduce new pool products targeted toward capitalizing on the growing pool owner desire for low maintenance pool care, such as the Jandy® AquaLink® RS control system, the Jandy® pumps, the Jandy® filters and the ClorMatic® salt chlorine generator. Research and product development efforts also focus on continuing to develop improved and innovative products that meet increasing energy efficiency performance requirements and stricter environmental regulations. Our research and development efforts have resulted in numerous awards for design and innovation.

8    Water Pik Technologies, Inc.

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

Seasonality

Our business is highly seasonal, with operating results varying from quarter to quarter. The Personal Health Care segment has historically experienced higher sales in the quarter ending in December of each fiscal year due to stronger retail demand during the holiday season. The Pool Products segment has historically experienced higher sales in the June quarter of each fiscal year as customers purchase products in anticipation of the spring and summer months during which the level of pool construction increases. As a result of the seasonality of sales, the Pool Products segment offers incentive programs and extended payment terms to encourage pool product customers to purchase products from September through December, as is consistent with industry practice. The extended payment term receivables are collected during the spring and summer months, which creates a seasonal peak in working capital borrowing levels during the winter months. Variations in operating results can also occur due to short-term trends such as changes in the economic environment and weather patterns. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Backlog

Backlog consists of firm orders for our products that are generally shipped within the next year. Backlog was $22,004,000 as of September 30, 2005 and $10,600,000 as of September 30, 2004. The increase in the backlog was due to the higher sales volume in 2005 combined with the seasonal nature of our business.

Employees

Our work force consists of approximately 1,200 employees as of September 30, 2005. We are not a party to a collective bargaining agreement with respect to any of our employees. We consider our relations with our employees to be good.

Available Information

We have filed with the SEC the certifications of our Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. These

Water Pik Technologies, Inc.    9

certifications are attached as exhibits to this Annual Report on Form 10-K. Additionally, we have also provided to the New York Stock Exchange the required annual certification of our Chief Executive Officer regarding our compliance with the New York Stock Exchange's corporate governance listing standards.

Financial and other information about the Company is available on our website (http://www.waterpik.com). We make available, free of charge, on our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. These materials are also available at no cost in print to any person who requests it by contacting our Corporate Secretary at 23 Corporate Plaza, Suite 246, Newport Beach, California 92660 or by telephone at (949) 719-3700.

10    Water Pik Technologies, Inc.

Executive Officers

The information regarding our executive officers is contained in Item 10 of Part III of this Form 10-K.

Item 1A. Risk Factors.

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

Factors that could cause our actual results to differ from the expectations reflected in the forward-looking statements in this document include the following:

We may be unsuccessful in pursuing various strategic alternatives to enhance stockholder value including a potential sale of a portion or all of the Company.

With respect to our strategic alternatives review announcement on January 4, 2005, we are continuing our review and no assurance can be given that any strategic alternative involving a transaction, other than the June 30, 2005 sale of the Heating Systems business, will be pursued or, if a transaction is pursued, that it will be consummated. In addition, the impact, if any, that engaging in a strategic alternatives review process will have on the financial performance or operations of the Company is uncertain.

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

Water Pik Technologies, Inc.    11

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

The markets in which we operate are highly competitive. We compete with domestic and international companies. Among our most significant competitors are larger companies that have greater financial and technical resources than we do. In our Personal Health Care segment, our competitors include companies such as Procter & Gamble Co., which manufactures PUR® and Crest® products; as well as The Gillette Company, recently acquired by Proctor and Gamble Co. and which manufactures Braun® products; The Clorox Company, which manufactures Brita® products; Colgate-Palmolive Company, which manufactures Actibrush®; Salton, Inc., which manufactures Ultrasonex® products; Masco Corporation, which manufactures Delta® products; Fortune Brands, Inc., which manufactures Moen® products; as well as a number of private companies including Homedics and Conair Corporation, which manufactures Pollenex® products.

In our Pool Products segment, our competitors include companies such as Pentair Inc., which includes PacFab, Inc.and which manufactures Pentair Pool Products® and Sta-Rite® products; Rheem Manufacturing Company, which manufactures Raypak® products; and Hayward Industries, Inc., which manufactures Hayward® products. Because these companies have greater financial and technical resources than we do, they may be willing to commit significant resources to protect their own market shares or to capture market share from us. As a result, we may need to incur greater costs than previously incurred for trade and consumer promotions and advertising to preserve or improve market share, to introduce and establish new products and line extensions and to enhance existing products. At the same time, we may need to undertake additional production-related cost-cutting measures to enable us to respond to competitors' price reductions and marketing efforts without reducing our margins. We cannot assure that we will be able to make such additional expenditures or implement such cost-cutting measures or that, if made or implemented, they will be effective.

We are dependent on certain key customers and the general retail environment and are subject to significant pricing pressures.

Our top ten customers, including the effects of acquisitions, accounted for 52 percent and 47 percent of our net sales for the twelve months ended September 30, 2005 and for the nine months ended September 30, 2004, respectively. SCP Pool Corporation ("SCP"), The Home Depot, Inc., and Wal-Mart Stores, Inc. were our largest customers, accounting for 25 percent, 5 percent and 4 percent, respectively, of our net sales for the twelve months ended September 30, 2005 and 20 percent, 6 percent and 6 percent, respectively, of our net sales for the nine months ended September 30, 2004. SCP accounted for approximately 12 percent of our accounts receivable as of September 30, 2005.

The loss of, or a substantial decrease in, the volume of purchases by top customers such as SCP, The Home Depot or Wal-Mart Stores Inc., or any of our other top customers could have a material adverse effect on our business, results of operations and financial condition. A change in seasonal buying patterns by our top customers or a greater emphasis on inventory management by SCP or other top pool customers could impact their purchases of Jandy® products and have an adverse impact on the business.

We are continuing to focus our Pool Products business on a targeted marketing program to convert pool builders to the Jandy® system, our comprehensive line of pool and spa products designed to meet all the equipment needs of our customers. We cannot provide assurance that we will be successful in our efforts to convert additional builders to the Jandy® system or that builders, once converted, will remain as customers in future periods.

We also face pricing pressures from our retail trade customers. Because of the highly competitive retail environment, retailers have increasingly sought to reduce inventory levels and obtain pricing concessions from vendors. From time to time, we need to reduce the prices for some of our products to respond to competitive and consumer pressures. We are also subject to the risk that high-volume customers could seek alternative pricing concessions or better trade terms. In our Pool Products business, we offer rebate programs and other sales concessions in order to remain competitive, which may erode our profitability.

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

12    Water Pik Technologies, Inc.

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

The level of new pool construction impacts demand for our pool products. Although our expanded product offering allows us further opportunity to participate in the aftermarket business, the majority of product sales in our Pool Products segment are made in support of new pool construction. In recent years, the market conditions have been favorable in the pool construction industry, and our sales reflect that general market favorability. However, economic conditions impacting the level of new pool construction may have a significant impact on the demand for our products and adversely affect our operating results and financial condition.

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

Our business is highly seasonal, with operating results varying from quarter to quarter. Our Personal Health Care segment has historically experienced higher sales in the quarter ending in December of each fiscal year due to stronger retail demand during the holiday season. Our Pool Products segment has historically experienced higher sales in the June quarters of each fiscal year as customers purchase products in anticipation of the spring and summer months during which the level of pool construction increases. As a result of the seasonality of sales, our Pool Products segment offers incentive programs and extended payment terms to encourage pool product customers to purchase products from September through December, as is consistent with industry practice. This increases the risk that our customers will build-up excess inventory in response to purchase incentives and increase our accounts receivables as we have high outstanding balances for a number of months following these incentive programs. In addition, seasonality increases the risk of having insufficient cash to invest in product development at critical times. Poor weather can also have a material adverse impact on sales of pool products.

We are subject to the risks associated with international sales.

During the twelve months ended September 30, 2005, international sales accounted for approximately 13.6 percent of our total sales, of which approximately 50.6 percent were sales made in Canada. We anticipate that future international sales will increase and may account for a more significant percentage of our sales. Risks associated with such increased international sales include:

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

We purchase a significant and growing portion of our Personal Health Care products from foreign suppliers and use foreign suppliers for some Pool Products, components and subassemblies as well. These products are primarily produced by contract manufacturers in China and Malaysia and are shipped on ocean vessels to global distribution locations. Among other risks associated with doing business abroad (see international sales risks above), our use of international suppliers causes increased risk to our business due to:

•
increases in transportation costs;
•
new or increased import duties;
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

Water Pik Technologies, Inc.    13

adverse effect on our results of operations and financial condition. In addition, the costs associated with defending and resolving our product liability claims, and the overall insurance market in general, has led, from time to time, to an increase in our insurance costs, including our payments of higher premiums and deductibles, which may ultimately affect our ability to obtain insurance coverage and may have a material adverse effect on our results of operations.

In addition, if the federal Consumer Products Safety Commission or state or local authority requires us to recall or repurchase our products, or if we institute a voluntary recall of our products, the repurchase or recall could be costly to us financially and could damage our reputation. If we were required to remove, or we voluntarily removed our products from the market, our reputation could be tarnished and we might have large quantities of finished products that could not be sold. This could have a material adverse effect on our business, results of operations and financial condition. In addition, development of new products, which is a key element of our business strategy, creates increased risk of higher warranty claims.

There has been an increase in asbestos-related lawsuits against multiple defendant companies, some of which historically may have manufactured or sold products that had asbestos-containing components. Many of these companies have not been historically associated with having asbestos risks. We have been named in a number of such suits. In many of these suits the alleged ties to our products are either unclear or we have been able to demonstrate that the identified product did not contain asbestos. We do not expect to incur any material liabilities in connection with these lawsuits. As part of the sale of Heating Systems, BWC has assumed financial responsibility for all asbestos-related lawsuits pending against us as of June 30, 2005, as well as all other known and unknown liabilities relating to the Heating Systems business, and we have agreed to use commercially reasonable efforts to provide BWC access to our available insurance and related claims administrative support. However, there is no assurance that we will not be named in asbestos-related lawsuits in the future or that we will continue to be successful in defending asbestos claims. In addition, our historic insurance coverage, including that of our predecessors, may not cover asbestos claims or the defense of such matters, as coverage depends on the year of purported exposure and other factors.

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

While we continue to take action to ensure compliance with the disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002 and the related Securities and Exchange Commission and New York Stock Exchange rules, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

14    Water Pik Technologies, Inc.

Other risk factors.

There are numerous other factors, many of which are outside of our control, which could adversely impact our results of operations and financial condition. Such factors include: adverse events such as weather conditions, natural disasters, large scale medical outbreaks, such as SARS or an influenza pandemic, acts of international or domestic terrorism and international, political and military developments which may, among other things, impair distribution of our products and reduce consumer spending on our products; labor disputes, which could increase costs and disrupt production of our products; price increases in commodities such as steel, copper, aluminum, titanium, oil and resin, which would increase our product costs; changing public and consumer tastes, which could result in lower spending on our products; and legal and regulatory developments that could impact how we operate with respect to environmental activities, safety, protection of intellectual property, importing or exporting of products, delays at West Coast ports and other areas.

Any of these factors could have a material adverse effect on our business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 1B. Unresolved Staff Comments.

None.

Water Pik Technologies, Inc.    15

Item 2. Properties.

Our principal facilities as of December 5, 2005 are listed below. Three of the eight facilities are owned. Although the facilities vary in terms of age and condition, we believe that the facilities are well maintained. Each of the manufacturing facilities conducts manufacturing operations in a relatively autonomous manner, supported by its own manufacturing, assembly and fulfillment areas, quality assurance department, and other support functions. We have instituted quality assurance programs to provide that our products comply with the Consumer Products Safety Act and other similar laws. Our Fort Collins and Loveland, Colorado facilities are ISO 9001:2000, EN ISO 13485:2000 and Canadian Medical Device Conformity Assessment System certified. We are currently evaluating the benefits and costs of continuing to maintain ISO certifications at some or all of our facilities.

FACILITY LOCATION	PRINCIPAL USE	SQUARE FOOTAGE (OWNED/LEASED)

Fort Collins, Colorado	Manufacturing of professional oral health products and distribution of Water Pik® consumer products.	250,000	(owned)
Loveland, Colorado	Manufacturing of showerheads and water filtration products.	136,000	(owned)
Montreal, Canada (2 buildings)	Manufacturing and distribution of pool and spa accessories, including cleaning and maintenance supplies, white goods, ladders, solar reels, floating lounges, pool toys and games.	55,000 47,000	(leased) (leased)
Moorpark, California	Manufacturing and distribution of pool and spa heaters, pool pumps and filters, valves, actuators, electronic controls, automated cleaners and water features.	200,000	(owned)
Petaluma, California	Sales, marketing and customer service for pool products.	21,000	(leased)
Markham, Canada	Sales and marketing for personal health care products.	4,900	(leased)
Ft. Lauderdale, Florida	Manufacturing of pool and spa heat pumps.	52,000	(leased)
Jacksonville, Florida (2 buildings)	Manufacturing of automatic salt chlorine generators for pool and spa use.	15,000 2,200	(leased) (leased)

Our executive offices are located in Newport Beach, California and are leased from a third party. Our facilities are modern and sufficient to carry on current activities.

Item 3. Legal Proceedings.

A number of lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, personal injury, patent infringement, commercial liability, employment and employee compensation and benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us, we do not believe that the disposition of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period and ultimately could affect the cost of our insurance premiums or our ability to obtain insurance coverage.

There has been an increase in asbestos-related lawsuits against multiple defendant companies, some of which historically may have manufactured or sold products that had asbestos-containing components. Many of these companies have not been historically associated with having asbestos risks. We have been named in a number of such suits. In many of these suits the alleged ties to our products are either unclear or we have been able to demonstrate that the identified product did not contain asbestos. We do not expect to incur any material liabilities in connection with these lawsuits. In addition, our historic insurance coverage, including that of our predecessors, may not cover asbestos claims or the defense of such matters, as coverage depends on the year of purported exposure and other factors. As part of the sale of Heating Systems, BWC has assumed financial responsibility for all asbestos-related lawsuits pending against us as of June 30, 2005, as well as all other known and unknown liabilities relating to the Heating Systems business, and we have agreed to use commercially reasonable efforts to provide BWC access to our available insurance and related claims administrative support. However, there is no assurance that we will not be served with asbestos-related lawsuits in the future or that we will continue to be successful in defending asbestos claims.

As a consumer goods manufacturer and distributor, we are subject to continuing risk of product liability and related lawsuits involving claims for substantial monetary damages. We are party to various personal injury and property damage lawsuits and claims relating to our products and other

16    Water Pik Technologies, Inc.

litigation incidental to our business. We have general liability, product liability and workers' compensation insurance coverage. Our insurance coverage provides that our insurers directly pay all costs related to our general liability, product liability and workers' compensation claims, provided however, we are required to reimburse our insurance carrier for policy deductibles and most legal costs and expenses. We have experienced consistent costs to administer our claims, including defense costs. Loss accruals have been recorded in accordance with SFAS No. 5, "Accounting for Contingencies" to cover the probable retained loss portion of general liability, product liability and workers' compensation claims, both asserted claims and incurred but not reported claims, that we are responsible for under the terms of our insurance policies. The accruals are based on estimates which include information provided by our insurance carriers, claims adjusters and insurance brokers, taking into account our prior experience, numbers of claims, discussions with legal counsel and other relevant factors. Our methods of estimating losses and establishing the resulting accruals are reviewed on a regular basis and any adjustments are reflected in current operating results. Some claims may ultimately result in losses in excess of the amount we have accrued. Due to the nature of our claims, which include personal injury claims without stipulated losses and property and personal injury claims against multiple defendant companies, a range of loss cannot be reasonably estimated. We assess and revise our loss accruals at least quarterly as new information becomes available regarding our potential liability. Based on our historical loss experience, we believe our accruals are adequate to cover probable future losses. Historical experience, however, may not be indicative of future losses, and the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period.

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

We have recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $3,236,000 and $3,438,000 as of September 30, 2005 and September 30, 2004, respectively. The amount related to product and general liability lawsuits, asserted claims and incurred but not reported claims was $775,000 and $1,282,000 as of September 30, 2005 and September 30, 2004, respectively. The amount related to workers' compensation asserted claims and incurred but not reported claims was $1,612,000 and $1,401,000 as of September 30, 2005 and September 30, 2004, respectively. The amount related to medical and dental self-insured reserves including the asserted claims and incurred but not reported claims was $849,000 and $755,000 as of September 30, 2005 and September 30, 2004, respectively.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2005.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our Common Stock is listed on the New York Stock Exchange and trades under the symbol "PIK." The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported by the New York Stock Exchange.

	High	Low

2005
First Quarter (ended December 31, 2004)	$18.08	$14.16
Second Quarter (ended March 31, 2005)	21.00	17.62
Third Quarter (ended June 30, 2005)	20.16	18.13
Fourth Quarter (ended September 30, 2005)	20.30	17.86
2004
First Quarter (ended March 31, 2004)	14.19	11.79
Second Quarter (ended June 30, 2004)	17.44	13.40
Third Quarter (ended September 30, 2004)	16.85	11.60

On December 5, 2005, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $21.60 per share. As of December 5, 2005, there were 3,911 holders of record of our Common Stock.

Dividend Policy

To date, we have paid no cash dividends to our stockholders. We have no plans to pay dividends on our Common Stock in order to conserve cash for use in our business including funding future operations and growth. In addition, the terms of our credit facility limit the amount of cash dividends that we may pay.

Water Pik Technologies, Inc.    17

Item 6. Selected Financial Data.

Selected Consolidated Financial Data

The following table summarizes selected consolidated financial data for Water Pik Technologies, Inc. We derived the following historical data from our audited consolidated financial statements. We have reclassified some amounts reported in previous years to conform to our 2005 presentation. These reclassifications had no effect on our reported results of operations or stockholders' equity. Effective January 2004, we began operating on a 52- or 53-week fiscal year ending on the Sunday closest to September 30. For years prior to 2004, we operated on a 52- or 53-week fiscal year ending on the Sunday closest to December 31.

	Twelve Months Ended September 30, 2005	Nine Months Ended September 30, 2004	For the Twelve Months Ended December 31,
(In thousands, except for share and per share amounts)
			2003	2002	2001

Consolidated Statement of Income Data
Sales	$321,271	$220,997	$267,925	$247,432	$244,363
Gross profit	$97,750	$64,690	$83,664	$83,502	$85,219
Income from continuing operations	$15,596	$6,910	$9,815	$9,816	$11,002
Income (loss) on discontinued operations, net of tax	3,775	584	1,150	(4,317)	(885)

Net income	$19,371	$7,494	$10,965	$5,499	$10,117

Diluted net income (loss) per common share
Continuing operations	$1.23	$0.55	$0.79	$0.79	$0.92
Discontinued operations	0.30	0.05	0.09	(0.35)	(0.07)

Net income	$1.52	$0.60	$0.88	$0.44	$0.85

Average weighted common shares outstanding – diluted	12,714,015	12,571,231	12,394,056	12,413,390	11,948,266

EBITDA[1]
Net income	$19,371	$7,494	$10,965	$5,499	$10,117
Income (loss) on discontinued operations	3,775	584	1,150	(4,317)	(885)

Income from continuing operations	$15,596	$6,910	$9,815	$9,816	$11,002
Interest expense, net	1,210	1,026	1,646	1,929	2,576
Depreciation and amortization	8,612	7,083	9,387	9,084	9,019
Income taxes	9,930	4,333	5,191	5,311	7,121

EBITDA from continuing operations	$35,348	$19,352	$26,039	$26,140	$29,718

Consolidated Balance Sheet Data
Working capital, excluding assets held for sale	$81,842	$54,196	$71,843	$63,758	$52,662
Total assets	$216,289	$211,200	$218,576	$199,085	$194,591
Long-term debt, less current portion	$37	$20,839	$42,589	$40,876	$41,923
Stockholders' equity	$145,594	$122,540	$111,341	$95,604	$90,110

1"EBITDA" represents earnings from operations before deductions for interest expense and interest income, income taxes, depreciation and amortization. We evaluate our operating results based on several factors, including EBITDA. We believe that EBITDA is useful as a means to evaluate our ability to service existing debt, to sustain potential future increases in debt, to satisfy capital requirements and as a measure used by lenders under our bank credit facility. EBITDA is also used by management as a measure of evaluating the performance of our two operating segments. We utilize EBITDA in our operating decision making, including the allocation of capital resources and strategic planning. We believe EBITDA is valuable to investors as a supplemental measure of comparative operating performance before capital structure costs such as depreciation, amortization, and interest. We believe providing this supplemental information enhances the investors' analysis of overall operating performance. Additionally, EBITDA is regularly used as supplemental information in the determination of enterprise value. However, our use of EBITDA is not intended to represent cash flows for the period. We do not regard EBITDA as preferable to any measure of operating performance required by accounting principles generally accepted in the United States ("GAAP"), such as operating income, net income, or cash flows provided by operating activities. Accordingly, EBITDA should be considered in addition to, and not as a substitute for, any measures of financial performance prepared in accordance with GAAP. EBITDA, as used by us is not necessarily comparable with similarly titled measures of other companies because all companies do not calculate EBITDA in the same fashion.

18    Water Pik Technologies, Inc.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based upon and should be read in conjunction with our audited consolidated financial statements, including related notes, included herein. Some of the statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Actual results could differ materially from the expectations reflected in these forward-looking statements as a result of various factors including, among others, our ability to develop new products and execute our growth strategy, the uncertainty of new product testing and regulatory approvals, the uncertainty that our marketing efforts will achieve the desired results with respect to existing or new products, our dependence on key customers, the seasonal nature of our businesses, the impact of consumer confidence and consumer spending, the effect of product liability claims, the impact of rising commodity costs such as steel, copper, titanium, resin and oil, risks associated with using foreign suppliers including increased transportation costs, potential supply chain disruption and foreign currency exchange rate fluctuations, failure to protect our intellectual properties and our ability to integrate acquisitions and realize expected synergies. See also "Business – Forward-Looking Statements." With respect to our strategic alternatives announcement on January 4, 2005, we are continuing our review and no assurance can be given that any strategic alternative involving a transaction, other than the June 30, 2005 sale of the Heating Systems business, will be pursued or, if a transaction is pursued, that it will be consummated. In addition, the impact, if any, that engaging in a strategic alternatives review process will have on our financial performance or operations is uncertain.

Overview of Business

Water Pik Technologies is a leader in designing, manufacturing and marketing a broad range of well-recognized swimming pool products and personal health care products. We operate in two business segments: the Pool Products segment and the Personal Health Care segment. Within the Pool Products segment, we design, manufacture and market swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, automatic salt chlorine generators, titanium heat exchangers, water features, and accessories. Our pool products are sold primarily through contractors and wholesale distributors. Within the Personal Health Care segment, we design, manufacture and market personal health care products including showerheads, consumer and professional oral health products and water filtration products. Our personal health care products are sold through a variety of channels, including home centers, mass-merchandisers, drug store chains and specialty retailers.

Our strategy is to achieve sales and leveraged earnings growth through new product introductions and acquisitions that complement our existing businesses. We are continuing to focus our Pool Products business on a targeted marketing program to convert pool builders to the Jandy® system, our comprehensive line of swimming pool and spa products designed to meet all the equipment needs of our customers. We have enhanced our Jandy® product offering through internal development, as well as strategic acquisitions. We are focusing our investments and resources for the Personal Health Care segment on distribution gains and retail sell-through programs for products launched over the past several years and on a broadened offering of consumer oral health products. We continue to pursue product innovations and acquisitions to support future growth.

Over the past several years, we have made the necessary investments in products, infrastructure and human resources, and implemented cost reduction programs to position us for continued sales and earnings growth. We have developed high-quality, lower-cost manufacturing capabilities and streamlined our operations by eliminating redundant manufacturing facilities and moving production to lower-cost offshore manufacturers. We have improved our retail customer relationships with higher service levels and our pool contractors and wholesale distributor relationships with enhanced product offerings. Management uses certain key financial and non-financial indicators in managing the business including customer order backlog, sales and sell-through, new products as a percent of sales, gross margin, cost of quality including warranty, rework, and scrap, on-time delivery, cost reductions and production cost increases.

In January 2005, we announced our Board of Directors was considering various strategic alternatives to enhance stockholder value including pursuing a potential sale of a portion or all of the Company. On June 6, 2005, we entered into an asset purchase agreement to sell substantially all the assets and liabilities of Heating Systems, a component of our former Pool Products and Heating Systems segment, to Bradford White Corporation ("BWC"). The sale was completed on June 30, 2005 for total cash proceeds of $26,312,000, of which $2,012,000 reflected additional purchase price for adjustments primarily related to changes in net working capital. At the time of sale, the carrying value of assets and liabilities of Heating Systems totaled $23,600,000 and $2,442,000, respectively. For the twelve months ended September 30, 2005, we recognized a gain of $2,198,000, net of $1,238,000 of tax. The gain was net of, on a pre-tax basis, $1,718,000 of professional fees and other transaction-related expenses. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial results of Heating Systems have been reported as

Water Pik Technologies, Inc.    19

discontinued operations for all periods presented in this report.

In connection with the sale of Heating Systems, we entered into a transition services agreement with BWC, effective June 30, 2005. Under the agreement, we manufactured and sold to BWC water-heating systems and components manufactured at our primary Pool Products facility in Moorpark, California, and provided certain transitional administrative support services for a period of 90 days. We recognized, within the Pool Products segment, transitional sales of products as product sales of $3,332,000 of water-heating products manufactured and sold to BWC and fees for transitional administrative support services of $176,000 as other income for the twelve months ended September 30, 2005.

In July 2004, we began to pursue an orderly exit of personal stress relief products within our Personal Health Care segment. The Personal Stress Relief product line, introduced in 2001, includes foot spas and personal massagers. The orderly exit, which has extended over a period greater than 12 months, is intended to focus our product development, marketing and selling resources on our core personal health care product lines toward the goal of improving our financial performance.

In January 2004, we acquired substantially all of the assets of Huron Tech Systems, a manufacturer of automatic salt chlorine generators used for swimming pool and spa water sanitation and titanium heat exchangers, which are used in the manufacturer of our heat pumps. The addition of the ClorMatic® salt chlorine generator products have integrated a high-growth pool equipment category into the Jandy® system. In addition, the vertical integration of titanium heat exchangers has contributed to margin improvement in the heat pump product line.

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

In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment. The Ozone product line included the Aquia® home sanitizing product introduced in September 2001. Disposition of the tangible assets of the Ozone product line was completed during the nine months ended September 30, 2004. In March 2005, we entered into an agreement to sell our remaining Ozone patents and trademarks to Advantage Engineering, Inc. ("Advantage"). Under the agreement, Advantage entered into a new patent license agreement for ozone generator cell technologies with Lynntech International, Ltd. ("Lynntech"), our former licensor, and our patent license agreement with Lynntech was terminated. In connection with this sale, we recognized income of $229,000, net of $145,000 of tax, for the twelve months ended September 30, 2005. The operating results of the discontinued product line have been reported separately as discontinued operations in the consolidated statements of income for all periods presented in accordance with SFAS No. 144.

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

20    Water Pik Technologies, Inc.

Additionally, we offer incentive programs and extended payment terms to pool products customers to encourage them to purchase products from September through December to better enable utilization of manufacturing capacity. We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined through review of their current credit information. We continuously monitor collections and payments from customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimated losses are based on historical experience and any specific customer collection issues identified. If the financial condition of our customers, including SCP Pool Corporation, which accounted for approximately 12 percent and 8 percent of accounts receivable at September 30, 2005 and 2004, respectively, were to deteriorate resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required.

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

WARRANTIES

We provide for the estimated cost of product warranties, based on historical experience and any identified product quality issues, at the time revenue is recognized. While we have comprehensive product quality programs and processes, including extensive testing during the new product development process and active monitoring and evaluation of our component suppliers, the warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs exceed our estimates, additional estimated warranty liability and an increase in warranty expense may be required.

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

INSURANCE RESERVES AND LEGAL CONTINGENCIES

A number of lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, personal injury, patent infringement, commercial liability, employment and employee compensation and benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us, we do not believe the disposition of any pending matters is likely to have a material adverse effect on our financial condition or liquidity. However, the

Water Pik Technologies, Inc.    21

resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period and ultimately could affect the cost of our insurance premiums or ability to obtain insurance coverage.

There has been an increase in asbestos-related lawsuits against multiple defendant companies, some of which historically may have manufactured or sold products that had asbestos-containing components. Many of these companies have not been historically associated with having asbestos risks. We have been named in a number of such suits. In many of these suits the alleged ties to our products are either unclear or we have been able to demonstrate that the identified product did not contain asbestos. We do not expect to incur any material liabilities in connection with these lawsuits. In addition, our historic insurance coverage, including that of our predecessors, may not cover asbestos claims or the defense of such matters, as coverage depends on the year of purported exposure and other factors. As part of the sale of Heating Systems, BWC has assumed financial responsibility for all asbestos-related lawsuits pending against us as of June 30, 2005, as well as all other known and unknown liabilities relating to the Heating Systems business, and we have agreed to use commercially reasonable efforts to provide BWC access to our available insurance and related claims administrative support. However, there is no assurance that we will not be named in asbestos-related lawsuits in the future or that we will continue to be successful in defending asbestos claims.

As a consumer goods manufacturer and distributor, we are subject to continuing risk of product liability and related lawsuits involving claims for substantial monetary damages. We are party to various personal injury and property damage lawsuits and claims relating to our products and other litigation incidental to our business. We have general liability, product liability and workers' compensation insurance coverage. Our insurance coverage provides that our insurers directly pay all costs related to our general liability, product liability and workers' compensation claims, provided however, we are required to reimburse our insurance carrier for policy deductibles and most legal costs and expenses. We have experienced consistent costs to administer our claims, including defense costs. Loss accruals have been recorded in accordance with SFAS No. 5, "Accounting for Contingencies" to cover the probable retained loss portion of general liability, product liability and workers' compensation claims, both asserted claims and incurred but not reported claims, that we are responsible for under the terms of our insurance policies. The accruals are based on estimates which include information provided by our insurance carriers, claims adjusters and insurance brokers, taking into account our prior experience, numbers of claims, discussions with legal counsel and other relevant factors. Our methods of estimating losses and establishing the resulting accruals are reviewed on a regular basis and any adjustments are reflected in current operating results. It is possible that some claims will ultimately result in losses in excess of the amount we have accrued. Due to the nature of our claims, which include personal injury claims without stipulated losses and property and personal injury claims against multiple defendant companies, a range of loss cannot be reasonably estimated. We assess and revise our loss accruals at least quarterly as new information becomes available regarding our potential liability. Based on our historical loss experience, we believe our accruals are adequate to cover probable future losses. Historical experience, however, may not be indicative of future losses, and the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period.

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

22    Water Pik Technologies, Inc.

Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS

	Twelve Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	% Change	2004	2003	% Change

	(Unaudited)			(Unaudited)
Pool Products	$210,603	$182,808	15.2%	$133,746	$93,941	42.4%
Personal Health Care	110,668	123,770	(10.6)%	87,251	88,403	(1.3)%

Total sales	$321,271	$306,578	4.8%	$220,997	$182,344	21.2%
Gross profit	$97,750	$91,492	6.8%	$64,690	$56,862	13.8%
Selling expenses	39,734	42,301	(6.1)%	30,767	29,398	4.7%
General and administrative expenses	26,132	23,411	11.6%	17,353	14,204	22.2%
Research and development expenses	5,661	5,903	(4.1)%	4,282	4,183	2.4%

Operating profit	$26,223	$19,877	31.9%	$12,288	$9,077	35.4%
Income from continuing operations	$15,596	$11,623		$6,910	$5,103
Income (loss) on discontinued operations	3,775	1,810		584	(77)

Net income	$19,371	$13,433		$7,494	$5,026

Gross profit as a percent of sales	30.4%	29.8%		29.3%	31.2%
Operating profit as a percent of sales	8.2%	6.5%		5.6%	5.0%
International sales as a percent of sales	13.6%	14.0%		13.5%	14.3%

Comparison of the Twelve Months Ended September 30, 2005 to the Twelve Months Ended September 30, 2004 (Unaudited)

In January 2004, we changed our fiscal year-end from December to September. We have presented the unaudited twelve months ended September 30, 2004 for comparison purposes. We operate on a 52- or 53-week period ending on the last Sunday closest to September 30. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. There were 52 weeks in the twelve months ended September 30, 2005 compared to 53 weeks in the twelve months ended September 30, 2004. The comparability of sales in the twelve months ended September 30, 2005 were unfavorably impacted by the extra week of sales in the same period of 2004.

Sales for the twelve months ended September 30, 2005 were $321,271,000, representing an increase of $14,693,000 or 4.8 percent compared to $306,578,000 for the same period in 2004. The increase in sales is due to an increase of $27,795,000 or 15.2 percent in Pool Products sales partially offset by a decrease of $13,102,000 or 10.6 percent in Personal Health Care sales. Sales for the Pool Products segment increased for the twelve months ended September 30, 2005 due primarily to generally favorable market conditions and higher product demand and pricing. Pool Products segment sales for 2005 included $3,332,000 of water-heating products manufactured and sold to BWC to complete a transition services agreement to facilitate the sale of our previously-owned Laars® Heating Systems business. Sales for the Personal Health Care segment decreased for the twelve months ended September 30, 2005 primarily due to lower sales of Shower and Other products combined with slightly lower sales of Oral health products. Sales for both business segments for the twelve months ended September 30, 2005 were negatively impacted by the extra week of sales in 2004.

Gross profit (sales less cost of sales) increased $6,258,000 to $97,750,000 for the twelve months ended September 30, 2005 compared to $91,492,000 for the same period in 2004 due to higher sales in our Pool Products segment partially offset by lower sales in our Personal Health Care segment. Gross profit as a percent of sales increased to 30.4 percent for the twelve months ended September 30, 2005 from 29.8 percent for the same period in 2004 due primarily to higher product pricing and the benefit of leveraging fixed manufacturing costs over a larger base of sales in our Pool Products segment partly offset by a continued unfavorable sales mix shift to the Pool Products segment, which has lower gross profit rates than our Personal Health Care segment.

Operating profit (gross profit less selling, general and administrative, and research and development expenses) increased $6,346,000 to $26,223,000 or 8.2 percent of sales for the twelve months ended September 30, 2005 from $19,877,000 or 6.5 percent of sales for the same period in 2004. The increase in operating profit was due to the increase in gross profit as discussed above combined with decreases in selling and research and development expenses, partially offset by increased general and administrative expenses. Selling expenses decreased $2,567,000 or 6.1 percent to $39,734,000 or 12.4 percent of sales for the twelve months

Water Pik Technologies, Inc.    23

ended September 30, 2005 from $42,301,000 or 13.8 percent of sales for the same period in 2004 due primarily to lower marketing expenses in the Personal Health Care segment partially offset by higher selling expenses in our Pool Products segment to support higher sales. General and administrative expenses increased $2,721,000 to $26,132,000 or 8.1 percent of sales for the twelve months ended September 30, 2005 from $23,411,000 or 7.6 percent of sales for the same period in 2004 due primarily to increased corporate administrative costs related to our strategic alternatives review and implementation of Section 404 of the Sarbanes-Oxley Act which totaled $1,023,000 and $1,411,000, respectively, for the twelve months ended September 30, 2005. Research and development expenses decreased $242,000 or 4.1 percent to $5,661,000 for the twelve months ended September 30, 2005 from $5,903,000 for the same period in 2004 primarily due to a decrease in spending in our Personal Health Care segment.

Interest expense, which relates to borrowings under our revolving credit facilities, promissory notes issued under our equipment financing facility and mortgage notes payable, decreased $133,000 to $1,549,000 for the twelve months ended September 30, 2005 from $1,682,000 for the same period in 2004. The decrease related primarily to the paydown of our outstanding loans under the equipment financing agreement in June 2005 and lower average debt levels during the twelve months ended September 30, 2005 as compared to the same period in 2004, partially offset by the impact of higher rates for the twelve months ended September 30, 2005 as compared to the same period in 2004. As further discussed in Financial Condition and Liquidity, we paid off all amounts outstanding under our real estate financing and equipment financing agreements, which will impact interest expense favorably in future periods.

Income tax expense was $9,930,000 or 38.9 percent of income from continuing operations before income taxes for the twelve months ended September 30, 2005 as compared to $6,826,000 or 37.0 percent of income from continuing operations before income taxes for the same period in 2004. The higher tax rate reflected a mix shift to higher state and other tax jurisdictions combined with the December 2003 impact of favorable adjustments to estimates based upon the completion of prior year tax returns.

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003 (Unaudited)

We are presenting the unaudited nine months ended September 30, 2003 for comparison purposes due to the change of our fiscal year-end. There were 40 weeks in the nine months ended September 30, 2004 compared to 39 weeks in the nine months ended September 30, 2003. Sales and profit were favorably impacted by the extra week in the nine months ended September 30, 2004.

Sales for the nine months ended September 30, 2004 were $220,997,00, representing an increase of $38,653,000 or 21.2 percent compared to $182,344,000 for the same period in 2003. The increase in sales was due to an increase of $39,805,000 in Pool Products sales partially offset by a decrease of $1,152,000 in Personal Health Care sales. The increase in Pool Products segment sales was due to growth across most product lines and includes $12,394,000 of incremental heat pump, chlorinator and heat exchanger sales related to the acquisitions of Air Energy and Huron Tech Systems. Organic sales growth for the nine months ended September 30, 2004, excluding the acquisitions of Air Energy and Huron Tech Systems, increased $26,259,000 or 14.6 percent from 2003 due primarily to the success of our pool builder conversion program and expansion of our product offerings in the Pool Products segment. The decrease in Personal Health Care sales was primarily due to a decrease in Shower product sales and Other product sales of $1,084,000 and $1,741,000, respectively, partially offset by an increase in Oral health sales of $1,673,000.

Gross profit (sales less cost of sales) increased $7,828,000 to $64,690,000 for the nine months ended September 30, 2004 from $56,862,000 for the same period in 2003 due to higher sales volume in our Pool Products segment. Gross profit as a percent of sales for the nine months ended September 30, 2004 decreased to 29.3 percent from 31.2 percent for the same period in 2003 due primarily to an overall product mix shift to the lower-margin Pool Products segment, to increased sales incentives in both operating segments and to lower margins in the Personal Health Care segment.

Operating profit (gross profit less selling, general and administrative, and research and development expenses) increased $3,211,000 to $12,288,000 or 5.6 percent of sales for the nine months ended September 30, 2004 from $9,077,000 or 5.0 percent of sales for the same period in 2003. The increase in operating profit is due to the increase in gross profit as discussed above, partially offset by increased selling and general and administrative expenses. Selling expenses increased $1,369,000 to $30,767,000 or 13.9 percent of sales for the nine months ended September 30, 2004 from $29,398,000 or 16.1 percent of sales for the same period in 2003 due primarily to higher commissions and other selling expenses in the Pool Products segment related to higher sales volume and to the Air Energy and Huron Tech Systems acquisitions partially offset by lower marketing expenses in the Personal Health Care segment. General and administrative expenses increased $3,149,000 to $17,353,000 or 7.9 percent of sales for the nine months ended September 30, 2004 from $14,204,000 or 7.8 percent of sales for the same period in 2003 due primarily to increased legal and consulting costs, including $542,000 in proxy solicitation, settlement and related costs in connection with our annual meeting of stockholders, increased employee

24    Water Pik Technologies, Inc.

incentive compensation costs driven by the achievement of performance targets during 2004 and incremental administrative expenses related to newly acquired businesses. Research and development expenses increased $99,000 or 2.4 percent to $4,282,000 for the nine months ended September 30, 2004 from $4,183,000 for the same period in 2003.

Interest expense, which related to borrowings under our revolving credit facilities, promissory notes issued under our equipment financing facility and mortgage notes payable, decreased $371,000 to $1,224,000 for the nine months ended September 30, 2004 from $1,595,000 for the same period in 2003. The decrease related primarily to a lower weighted average interest rate on borrowings during 2004 as compared to 2003.

Income tax expense was $4,333,000 or 38.5 percent of income from continuing operations before income taxes for the nine months ended September 30, 2004 from $2,698,000 or 34.6 percent of income from continuing operations before income taxes for the same period in 2003. The increase relates primarily to a mix shift to higher state tax jurisdictions and adjustments to estimates based upon the completion of prior year tax returns.

POOL PRODUCTS

	Twelve Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	% Change	2004	2003	% Change

	(Unaudited)			(Unaudited)
Sales	$210,603	$182,808	15.2%	$133,746	$93,941	42.4%
Gross profit	$56,493	$45,531	24.1%	$32,742	$22,515	45.4%
Selling expenses	18,406	17,912	2.8%	13,412	10,561	27.0%
General and administrative expenses	15,000	11,564	29.7%	8,927	6,965	28.2%
Research and development expenses	1,632	1,285	27.0%	1,053	1,042	1.1%

Operating profit	$21,455	$14,770	45.3%	$9,350	$3,947	136.9%
Gross profit as a percent of sales	26.8%	24.9%		24.5%	24.0%
Operating profit as a percent of sales	10.2%	8.1%		7.0%	4.2%
International sales as a percent of sales	10.7%	11.7%		11.1%	11.8%

Comparison of the Twelve Months Ended September 30, 2005 to the Twelve Months Ended September 30, 2004 (Unaudited)

Sales in our Pool Products segment were $210,603,000 for the twelve months ended September 30, 2005 representing an increase of $27,795,000 or 15.2 percent as compared to $182,808,000 for the twelve months ended September 30, 2004. Sales increased due primarily to generally favorable market conditions for pool construction, higher unit volume and increased demand for products we sell as a result of acquisitions completed in 2003 and 2004 due to the success of our builder conversion program, higher product pricing and the one-time sale of $3,332,000 of water-heating products manufactured for BWC. For the twelve months ended September 30, 2005, incremental chlorinator and heat exchanger sales from the Huron Tech Systems business acquired in January 2004 totaled $8,801,000. The sales increase was partially offset by the extra week of sales for the twelve months ended September 30, 2004. Looking forward, we anticipate continued growth but at a reduced rate of growth compared to 2005, as future results will be measured against the full-year benefits of recent acquisitions and completed pool builder conversions.

Gross profit for the twelve months ended September 30, 2005 increased $10,962,000 to $56,493,000 or 26.8 percent of sales as compared to $45,531,000 or 24.9 percent of sales for the twelve months ended September 30, 2004 due primarily to higher sales volume and higher product pricing, which offset the impact of higher costs of purchased commodities such as steel, titanium and copper. Gross profit as a percent of sales increased due to higher product pricing and the benefit of leveraging fixed manufacturing costs over a larger base of sales, partially offset by higher commodity costs and the impact of the water-heating products sold to BWC, which were priced at our fully-burdened cost to produce.

Operating profit increased $6,685,000 or 45.3 percent to $21,455,000 for the twelve months ended September 30, 2005 from $14,770,000 for the twelve months ended September 30, 2004 due primarily to higher sales volume and gross profit. Selling expenses increased $494,000 or 2.8 percent to $18,406,000 or 8.7 percent of sales for the twelve months ended September 30, 2005 as compared to $17,912,000 or 9.8 percent of sales for the same period in 2004 primarily due to higher sales volume and related promotional expenses. General and administrative expenses

Water Pik Technologies, Inc.    25

increased $3,436,000 to $15,000,000 or 7.1 percent of sales for the twelve months ended September 30, 2005 from $11,564,000 or 6.3 percent of sales for the same period in 2004 primarily due to increased corporate administrative costs related to our strategic alternatives review and the implementation of Section 404 of the Sarbanes-Oxley Act and increased employee incentive compensation driven by the over-achievement of performance targets during 2005. General and administrative expenses also reflect a higher allocation of corporate administrative costs, which are allocated based on sales and other financial measures. Research and development expenses were $1,632,000 or 0.8 percent of sales for the twelve months ended September 30, 2005 as compared to $1,285,000 or 0.7 percent of sales for the same period in 2004.

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003 (Unaudited)

Sales in our Pool Products segment were $133,746,000 for the nine months ended September 30, 2004 representing an increase of $39,805,000 or 42.4 percent as compared to $93,941,000 for the nine months ended September 30, 2003. Sales for 2004 included an additional week of sales during the peak sales season. Sales for the Pool products segment increased in 2004 due primarily to the success of our pool builder conversion program, increased sales of electronic controls, pumps, filters, and pool heaters, including $12,394,000 of incremental heat pump, chlorinator and titanium heat exchanger sales from the acquisition of Air Energy and Huron Tech Systems in June 2003 and January 2004, respectively.

Gross profit for the nine months ended September 30, 2004 increased $10,227,000 to $32,742,000 or 24.5 percent of sales as compared to $22,515,000 or 24.0 percent of sales for the nine months ended September 30, 2003 due primarily to the increase in sales volume. Gross profit as a percent of sales increased due to higher sales volume and the related leveraging of fixed costs, which offset higher commodity metal and other raw material costs, product sales mix and higher warranty expense.

Operating profit increased $5,403,000 to $9,350,000 for the nine months ended September 30, 2004 from $3,947,000 for the nine months ended September 30, 2003 due to higher sales volume and gross profit. Selling expenses increased $2,851,000 to $13,412,000 or 10.0 percent of sales for the nine months ended September 30, 2004 as compared to $10,561,000 or 11.2 percent of sales for the same period in 2004 primarily due to increased commissions, advertising and other selling expenses related to higher sales volume and to the Air Energy and Huron Tech Systems acquisitions. General and administrative expenses increased $1,962,000 to $8,927,000 or 6.7 percent of sales for the nine months ended September 30, 2004 from $6,965,000 or 7.4 percent of sales for the same period in 2003 due primarily to proxy solicitation, settlement and related costs in connection with our annual meeting of stockholders, increased employee incentive compensation costs driven by the achievement of performance targets during 2004 and incremental administrative expenses related to newly acquired businesses. Research and development expenses were $1,053,000 for the nine months ended September 30, 2004 as compared to $1,042,000 for the same period in 2003.

PERSONAL HEALTH CARE

	Twelve Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	% Change	2004	2003	% Change

	(Unaudited)			(Unaudited)
Oral health products	$51,247	$52,650	(2.7)%	$38,328	$36,655	4.6%
Shower products	53,348	62,835	(15.1)%	44,203	45,287	(2.4)%
Other products	6,073	8,285	(26.7)%	4,720	6,461	(26.9)%

Total sales	$110,668	$123,770	(10.6)%	$87,251	$88,403	(1.3)%
Gross profit	$41,257	$45,961	(10.2)%	$31,948	$34,347	(7.0)%
Selling expenses	21,328	24,389	(12.6)%	17,355	18,837	(7.9)%
General and administrative expenses	11,132	11,847	(6.0)%	8,426	7,239	16.4%
Research and development expenses	4,029	4,618	(12.8)%	3,229	3,141	2.8%

Operating profit	$4,768	$5,107	(6.6)%	$2,938	$5,130	(42.7)%
Gross profit as a percent of sales	37.3%	37.1%		36.6%	38.9%
Operating profit as a percent of sales	4.3%	4.1%		3.4%	5.8%
International sales as a percent of sales	19.0%	17.5%		17.3%	17.0%

26    Water Pik Technologies, Inc.

Comparison of the Twelve Months Ended September 30, 2005 to the Twelve Months Ended September 30, 2004 (Unaudited)

Sales in our Personal Health Care segment were $110,668,000 for the twelve months ended September 30, 2005, representing a decrease of $13,102,000 or 10.6 percent as compared to $123,770,000 for the twelve months ended September 30, 2004. Sales of Oral health products decreased $1,403,000 to $51,247,000 for the twelve months ended September 30, 2005 compared to $52,650,000 for the same period in 2004 due primarily to the extra week of sales in 2004, lower sales in the competitive powered flosser product category and lower promotional sales of professional products, partially offset by higher unit sales of Waterpik® dental water jet (oral irrigator) products driven primarily by the cordless rechargeable model. Shower product sales decreased $9,487,000 to $53,348,000 for the twelve months ended September 30, 2005 compared to $62,835,000 for the same period in 2004 due primarily to continued competitive pressures on mature products, the amount and timing of retail promotions and the extra week of sales in 2004, partially offset by sales of the new Dual Massage™, Cascadia® Rainfall and AquaScape™ showerheads launched in September 2004, July 2005 and September 2005, respectively. Other products sales, which includes water filtration and personal stress relief products, decreased $2,212,000 to $6,073,000 for the twelve months ended September 30, 2005 from $8,285,000 for the same period in 2004 due to lower sales of water filtration products.

Gross profit decreased $4,704,000 to $41,257,000 for the twelve months ended September 30, 2005 compared to $45,961,000 for the same period in 2004 due primarily to lower sales, partially offset by the 2004 impact of inventory reserves for slow-moving personal stress relief products. Gross profit as a percent of sales increased slightly to 37.3 percent for the twelve months ended September 30, 2005 from 37.1 percent for the same period in 2004 due primarily to a favorable sales mix of higher-margin Oral health products and the impact of inventory reserves, partially offset by lower sales volume and the impact of absorbing fixed manufacturing costs over a smaller base of sales.

Operating profit decreased $339,000 or 6.6 percent to $4,768,000 or 4.3 percent of sales for the twelve months ended September 30, 2005 compared to $5,107,000 or 4.1 percent of sales for the twelve months ended September 30, 2004 due to lower gross profit, partially offset by decreased selling, general and administrative, and research and development expenses. Selling expenses decreased $3,061,000 to $21,328,000 or 19.3 percent of sales for the twelve months ended September 30, 2005 as compared to $24,389,000 or 19.7 percent of sales for the same period in 2004 primarily due to lower marketing expenses. General and administrative expenses decreased $715,000 or 6.0 percent to $11,132,000 or 10.1 percent of sales for the twelve months ended September 30, 2005 from $11,847,000 or 9.6 percent of sales for the same period in 2004 primarily due to a lower allocation of corporate administrative costs, which are allocated based on sales and other financial performance measures. The lower allocation offset the impact of higher overall corporate administrative costs related to our strategic alternatives review and the implementation of Section 404 of the Sarbanes-Oxley Act. Research and development expenses were $4,029,000 or 3.6 percent of sales for the twelve months ended September 30, 2005 as compared to $4,618,000 or 3.7 percent of sales for the same period in 2004 due to strategic re-focusing of new product development on core Oral health and Shower product categories.

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003 (Unaudited)

Sales in our Personal Health Care segment were $87,251,000 for the nine months ended September 30, 2004, slightly lower than sales of $88,403,000 for the nine months ended September 30, 2003. Sales for 2004 included an additional week of sales during the peak sales season. Sales of Oral health products increased $1,673,000 to $38,328,000 for the nine months ended September 30, 2004 compared to $36,655,000 for the same period in 2003 due to sales of new consumer products, including our cordless oral irrigator introduced in 2003, combined with increased sales of professional oral health products. Shower product sales decreased $1,084,000 to $44,203,000 for the nine months ended September 30, 2004 compared to $45,287,000 for the same period in 2003 due primarily to decreased sales of some of our more mature product lines partially offset by the success of our New Visions® and Elements™ lines of shower products. Other products sales decreased $1,741,000 to $4,720,000 for the nine months ended September 30, 2004 from $6,461,000 for the same period in 2003 due to decreased sales of both water filtration and personal stress relief products.

Gross profit decreased to $31,948,000 or 36.6 percent of sales for the nine months ended September 30, 2004 compared to $34,347,000 or 38.9 percent of sales for the same period in 2003. The decrease in gross profit as a percent of sales was due primarily to increased sales allowances due to customer mix and increased redemption rates on certain rebate programs, higher warranty and freight costs and a write down of slow-moving personal stress relief products of $1,472,000.

Operating profit decreased to $2,938,000 or 3.4 percent of sales for the nine months ended September 30, 2004 compared to $5,130,000 or 5.8 percent of sales for the same period in 2003. The decrease in operating profit was due to lower gross profit as described above combined with

Water Pik Technologies, Inc.    27

increased general and administrative expenses partially offset by decreased selling expenses. Selling expenses decreased $1,482,000 to $17,355,000 or 19.9 percent of sales for the nine months ended September 30, 2004 as compared to $18,837,000 or 21.3 percent of sales for the same period in 2003 due primarily to lower marketing expenses. General and administrative expenses increased $1,187,000 to $8,426,000 or 9.7 percent of sales for the nine months ended September 30, 2004 as compared to $7,239,000 or 8.2 percent of sales for the same period in 2003 due to proxy solicitation, settlement and related costs in connection with our annual meeting of stockholders, increased employee-related costs and higher amortization expense related to a computer system upgrade completed in June 2003. Research and development expenses were $3,229,000 or 3.7 percent of sales for the nine months ended September 30, 2004 as compared to $3,141,000 or 3.6 percent of sales for the same period in 2003.

Financial Condition and Liquidity

Our principal capital requirements have been to fund working capital needs and capital expenditures and to meet required debt payments. We anticipate that our operating cash flow, together with available borrowings under the credit facilities described below, will be sufficient to meet our working capital requirements, fund capital expenditures and make any required payments on our debt obligations for at least the next 12 months. However, a decrease in demand for our products due to risk factors discussed in Part I of this report or deterioration in our financial ratios under our credit facilities could adversely affect our liquidity.

Cash provided by operating activities for the twelve months ended September 30, 2005 of $32,350,000 related to continuing operations, combined with $24,300,000 in proceeds from sale of Heating Systems and $603,000 in proceeds from stock options exercises, were used to fund capital expenditures of $4,529,000 and pay off $24,562,000 of promissory notes. Cash, including cash equivalents, increased $29,555,000 to $40,591,000 at September 30, 2005 from $11,036,000 at September 30, 2004.

Net cash provided by operations for the twelve months ended September 30, 2005 resulted primarily from income from continuing operations adjusted for non-cash items including depreciation and amortization expense, lower inventories combined with higher accrued liabilities, partially offset by higher accounts receivable. The decrease in inventories was due primarily to lower inventory in our Pool Products segment due to increased sales volume and the related liquidation of inventory partially offset by higher inventory in our Personal Health Care segment to support the transition to outsourced production of a shower product line combined with the inventory impact of lower sales. The increase in accounts receivable was primarily due to the increase in sales in our Pool Products segment partially offset by a decrease in our Personal Health Care segment driven by lower sales. The increase in accrued liabilities was due primarily to higher levels of accrued incentive compensation driven by the projected achievement of performance targets in our long-term incentive plan (Performance Share Plan) and higher levels of accrued rebates driven by increased sales in our Pool Products segment.

In the nine months ended September 30, 2004, cash provided by operating activities of $43,478,000 and $2,189,000 in proceeds from stock options exercises were used to fund our $10,128,000 acquisition of Huron Tech Systems, fund capital expenditures of $4,050,000, repay borrowings of $17,237,000 under our revolving credit facilities and make scheduled payments of $4,532,000 on promissory notes.

Working capital increased to $81,842,000 at September 30, 2005 from $54,196,000 at September 30, 2004. The current ratio increased to 2.3 at September 30, 2005 from 1.9 at September 30, 2004. Due to the seasonality of our Pool products business, we offer extended payment term receivables from September through December. These receivables are collected during the spring and summer months which creates a seasonal peak in working capital and borrowing levels during the winter months. The increase in working capital and the current ratio was due primarily to higher levels of cash and accounts receivable, partially offset by an increase in accounts payable and accrued liabilities.

As a consumer goods manufacturer and distributor, we are subject to continuing risk of product liability and related lawsuits involving claims for substantial monetary damages. We are party to various personal injury and property damage lawsuits and claims relating to our products and other litigation incidental to our business. We have general liability, product liability and workers' compensation insurance coverage. Our insurance coverage provides that our insurers directly pay all costs related to our general liability, product liability and workers' compensation claims, provided however, we are required to reimburse our insurance carrier for policy deductibles and most legal costs and expenses. Loss accruals have been recorded in accordance with SFAS No. 5, "Accounting for Contingencies" to cover the probable retained loss portion of general liability, product liability and workers' compensation claims, both asserted claims and incurred but not reported claims, that we are responsible for under the terms of our insurance policies. The accruals are based on estimates which include information provided by our insurance carriers, claims adjusters and insurance brokers, taking into account our prior experience, numbers of claims, discussions with legal counsel and other relevant factors. Our methods of estimating losses and establishing the resulting accruals are reviewed on a regular basis and any adjustments are reflected in current operating results. It is possible that some claims will ultimately result in losses in excess of the amount we have accrued. Due to the nature of our claims,

28    Water Pik Technologies, Inc.

which include personal injury claims without stipulated losses and property and personal injury claims against multiple defendant companies, a range of loss cannot be reasonably estimated. We assess and revise our loss accruals at least quarterly as new information becomes available regarding our potential liability. Based on our historical loss experience, we believe our accruals are adequate to cover probable future losses. Historical experience, however, may not be indicative of future losses, and the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period.

On August 27, 2003, we entered into an amended and restated credit agreement with a group of banks for a revolving bank credit facility of up to $80,000,000, including $10,000,000 revolving credit availability for our Canadian subsidiary. Borrowings under the facility are limited to borrowing base calculations based on eligible accounts receivable and inventory balances. The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $10,000,000. The credit facility expires on December 1, 2007 and replaced our previous $60,000,000 revolving credit facility, which was due to expire in November 2004, and our CAD (Canadian) $11,000,000 Canadian revolving credit facility. At September 30, 2005, there were $16,000 in borrowings and $5,635,000 in letters of credit outstanding under the credit facility with $28,619,000 in borrowing availability remaining under borrowing base limitations of the credit facility.

On December 21, 2001, we entered into a $15,000,000 equipment financing agreement with a bank. Initial borrowings under the agreement of $10,290,000 were funded on December 28, 2001 evidenced by two term notes secured by specific machinery and equipment located at our manufacturing facilities. The notes required quarterly payments of $514,500 plus accrued interest beginning on April 1, 2002 with all unpaid principal balances and accrued interest due on January 1, 2007. In January 2002, we entered into interest rate swap agreements that effectively converted the variable rate interest on the $10,290,000 promissory notes payable to a fixed rate of 6.73 percent. The interest rate swaps were to expire on January 1, 2007. Interest differentials paid or received because of the swap agreements were reflected as an adjustment to interest expense over the related period that the debt was outstanding. On September 30, 2002, we borrowed an additional $4,500,000 under the equipment financing agreement evidenced by two variable rate term notes secured by specific machinery and equipment located at our manufacturing facilities and at certain vendors' facilities. The notes required quarterly payments of $225,000 beginning on December 29, 2002 with all unpaid principal balances and accrued interest due on September 30, 2007. In September 2004, we paid $887,000 of outstanding principal on the notes in connection with the final disposition of our discontinued Ozone product line. In June 2005, in connection with the sale of Heating Systems, we paid off the outstanding balance of $5,035,000, including accrued interest and prepayment costs of $55,000 and $16,000, respectively, and paid $35,000 to terminate the two interest rate swap agreements. Our loans and related agreements under this financing were terminated as a result of the repayment of the notes payable.

On October 22, 2001, we entered into a real estate financing agreement with a bank and mortgaged four of our U.S. manufacturing facilities to secure four promissory notes totaling $20,590,000. The notes required monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008. In August 2003, we voluntarily amended the real estate financing agreement to conform certain financial covenants to those in the amended and restated revolving credit facility. In June 2005, in connection with the sale of Heating Systems, we paid off $1,925,000, including accrued interest, under the note payable related to the Heating Systems manufacturing facility in Rochester, New Hampshire. The mortgage was released on the Rochester, New Hampshire property in advance of its sale as part of the Heating Systems business. In September 2005, we paid off $15,518,000, including accrued interest, under the remaining three promissory notes. As a result of the repayment of the promissory notes, the mortgages were released on the Moorpark, California, Ft. Collins, Colorado and Loveland, Colorado properties and our real estate financing agreement was terminated.

Our revolving credit facility requires us to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, dividends, fixed charge coverage, capital expenditures and the relationship of our total consolidated indebtedness to our earnings before interest, taxes, depreciation and amortization. A security interest in substantially all of our assets was granted as collateral to the lenders under the credit agreements. To the extent we are not able to comply with the financial covenants, we may be unable to borrow additional amounts and outstanding amounts may become due on an accelerated basis, which could adversely affect our liquidity.

We currently anticipate that no cash dividends will be paid on our common stock in order to conserve cash for use in our business including funding our future operations and growth. In addition, the terms of our credit facility limit the amount of cash dividends that we may pay.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities.

Water Pik Technologies, Inc.    29

Contractual Obligations

The following represents contractual obligations and other commercial commitments at September 30, 2005:

Payments Due or Commitment Expiration by Period (Dollars in thousands)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years

Contractual obligations:
Long-term debt	$52	$15	$37	$–	$–
Operating leases	3,772	1,398	2,179	195	–
Purchase obligations[1]	3,949	2,584	1,365	–	–
Other liabilities[2]	7,707	2,153	883	200	4,471

Total contractual obligations	$15,480	$6,150	$4,464	$395	$4,471

1Purchase obligations include contracts made in the ordinary course of business related to raw material purchases and legally binding commitments for capital projects. Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our consolidated balance sheet as accounts payable and accrued liabilities. Purchase obligations include $1,604,000 related to a five-year supply agreement with a vendor in our Pool products business.

2Other liabilities represent other amounts reflected in our consolidated balance sheets with known payment streams and include: worker's compensation, employee medical and product and general liability loss accruals and balances under the Water Pik Technologies, Inc. Deferred Compensation Plan. The timing of cash flows associated with these obligations are based upon management's estimates. We have $5,635,000 in standby letters of credit as a collateral requirement of our insurance carrier for our projected exposure for workers' compensation and general liability claims. We have an accrued liability of $3,236,000 for the estimated claims, both reported and incurred but not reported, which is included in Other liabilities.

Other Matters

ACCOUNTING PRONOUNCEMENTS

See Note 2: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for information related to recent accounting pronouncements.

INFLATION

Inflation has not been a significant factor in the markets in which we operate and has not had a material impact upon our results of operations for the periods discussed above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

As currency exchange rates change, translation of the income statements of international operations, primarily in Canadian dollars and Japanese yen, into U.S. dollars affects year-over-year comparability of operating results. Such translation resulted in unrealized gains of $1,854,000, $24,000 and $3,319,000 for the twelve months ended September 30, 2005, nine months ended September 30, 2004 and the twelve months ended December 31, 2003, respectively. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe they are justified by the exposure or the cost.

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

30    Water Pik Technologies, Inc.

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

Item 8. Financial Statements and Supplementary Data.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment in accordance with COSO criteria, management believes that we maintained effective internal control over financial reporting as of September 30, 2005.

Our independent registered public accounting firm has issued their report on management's assessment of our internal control over financial reporting. The report of the independent registered public accounting firm is contained in Item 8 of this Annual Report.

/s/ MICHAEL P. HOOPIS Michael P. Hoopis Chief Executive Officer

/s/ VICTOR C. STREUFERT Victor C. Streufert Chief Financial Officer

Water Pik Technologies, Inc.    31

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Water Pik Technologies, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that Water Pik Technologies, Inc. maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Water Pik Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Water Pik Technologies, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Water Pik Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Water Pik Technologies, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year in the period ended September 30, 2005, for the nine months in the period ended September 30, 2004 and for the year in the period ended December 31, 2003 of Water Pik Technologies, Inc. and our report dated December 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Woodland Hills, California
December 14, 2005

32    Water Pik Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Water Pik Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Water Pik Technologies, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year in the period ended September 30, 2005, for the nine months in the period ended September 30, 2004 and for the year in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Water Pik Technologies, Inc. at September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for the year in the period ended September 30, 2005, for the nine months in the period ended September 30, 2004 and for the year in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Water Pik Technologies, Inc.'s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Woodland Hills, California
December 14, 2005

Water Pik Technologies, Inc.    33

Water Pik Technologies, Inc.

Consolidated Statements of Income

(In thousands, except for share and per share amounts)	Twelve Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Twelve Months Ended December 31, 2003

Sales	$321,271	$220,997	$267,925
Cost of sales	223,521	156,307	184,261

Gross profit	97,750	64,690	83,664
Operating expenses
Selling expenses	39,734	30,767	40,934
General and administrative expenses	26,132	17,353	20,262
Research and development expenses	5,661	4,282	5,803

	71,527	52,402	66,999

Income before other income and expenses	26,223	12,288	16,665
Interest expense	1,549	1,224	2,053
Other income	(852)	(179)	(394)

Income from continuing operations before income taxes	25,526	11,243	15,006
Provision for income taxes	9,930	4,333	5,191

Income from continuing operations	15,596	6,910	9,815
Discontinued operations
Income from operations of discontinued product line	2,540	766	1,994
Income tax provision	963	182	844
Gain on sale of discontinued operations, net of tax of $1,238	2,198	–	–
Income from discontinued operations	3,775	584	1,150

Net income	$19,371	$7,494	$10,965

Basic net income per common share
Continuing operations	$1.30	$0.58	$0.81
Discontinued operations	0.31	0.05	0.10

Net income	$1.61	$0.63	$0.91

Diluted net income per common share
Continuing operations	$1.23	$0.55	$0.79
Discontinued operations	0.30	0.05	0.09

Net income	$1.52	$0.60	$0.88

Shares used in computing basic net income per share	12,034,813	11,887,903	12,064,015

Shares used in computing diluted net income per share	12,714,015	12,571,231	12,394,056

See accompanying notes.

34    Water Pik Technologies, Inc.

Water Pik Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share amounts)	September 30, 2005	September 30, 2004

Assets
Current assets:
Cash and cash equivalents	$40,591	$11,036
Accounts receivable, less allowances of $1,697 and $2,122 at September 30, 2005 and September 30, 2004, respectively	59,253	51,682
Inventories	36,753	38,497
Deferred income taxes	7,151	8,736
Prepaid expenses and other current assets	2,886	2,580
Assets of discontinued operations	–	25,646

Total current assets	146,634	138,177
Property, plant and equipment, net	35,366	40,333
Goodwill, net	29,205	28,572
Deferred income taxes	26	225
Other assets, net	5,058	3,893

Total assets	$216,289	$211,200

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$27,636	$24,027
Accrued income taxes	1,636	27
Accrued liabilities	35,505	30,443
Current portion of long-term debt	15	3,838
Liabilities of discontinued operations	–	4,883

Total current liabilities	64,792	63,218
Long-term debt, less current portion	37	20,839
Other accrued liabilities	5,866	4,603
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued	–	–
Common stock, $0.01 par value: 50,000,000 shares authorized; 12,225,974 and 12,282,527 shares issued and outstanding at September 30, 2005 and September 30, 2004, respectively	128	128
Additional paid-in capital	83,721	82,625
Treasury stock, 708,738 and 541,343 shares at September 30, 2005 and September 30, 2004, at cost	(7,380)	(7,130)
Equity adjustments due to stock plans	(13)	(996)
Retained earnings	64,845	45,474
Accumulated comprehensive income	4,293	2,439

Total stockholders' equity	145,594	122,540

Total liabilities and stockholders' equity	$216,289	$211,200

See accompanying notes.

Water Pik Technologies, Inc.    35

Water Pik Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)	Twelve Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Twelve Months Ended December 31, 2003

Operating activities:
Net income	$19,371	$7,494	$10,965
Income from discontinued operations	(3,775)	(584)	(1,150)

Income from continuing operations	15,596	6,910	9,815
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,612	7,083	9,387
Deferred income taxes	2,065	(985)	156
Tax benefit of pre spin-off foreign tax losses	–	24	384
Tax benefit from exercise of stock options	204	598	–
Compensation expense arising from stock awards	709	642	810
Interest income from stockholder notes	–	(64)	(401)
Gain on sale of property, plant and equipment	178	–	51
Change in operating assets and liabilities:
Accounts receivable	(7,239)	28,051	(3,643)
Inventories	2,340	(1,884)	(2,219)
Accounts payable	3,443	842	280
Accrued liabilities	5,109	2,475	645
Accrued income taxes	1,175	(1,497)	1,360
Other assets and liabilities	158	1,283	(3,249)

Cash provided by operating activities	32,350	43,478	13,376
Investing activities:
Purchase of business	–	(10,128)	(7,703)
Purchases of property, plant and equipment	(4,529)	(4,050)	(5,596)
Disposals of property, plant and equipment	1	5	31
Proceeds from sale of discontinued operations	24,300	–	–

Cash provided by (used in) investing activities	19,772	(14,173)	(13,268)
Financing activities:
Net borrowings (payments) on revolving credit facilities	(44)	(17,237)	4,349
Payments of promissory notes	(24,562)	(4,532)	(3,781)
Principal payments on capital leases	(19)	(22)	(21)
Proceeds from exercise of stock options	603	2,189	437
Acquisition of treasury stock	(250)	–	–

Cash provided by (used in) financing activities	(24,272)	(19,602)	984
Effect of exchange rate changes on cash and cash equivalents	621	58	(148)
Cash provided by (used in) discontinued operations	1,084	305	(1,012)

Increase (decrease) in cash and cash equivalents	29,555	10,066	(68)
Cash and cash equivalents at beginning of year	11,036	970	1,038

Cash and cash equivalents at end of year	$40,591	$11,036	$970

Supplemental information
Cash paid during the year:
Interest expense	$1,549	$959	$2,075
Income taxes	$8,206	$6,400	$4,034
Non-cash transaction
Treasury stock acquired as payment of stockholders' notes	–	$5,131	$1,999

See accompanying notes.

36    Water Pik Technologies, Inc.

Water Pik Technologies, Inc.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital		Equity Adjustments Due to Stock Plans		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(In thousands, except for share amounts)				Treasury Stock		Retained Earnings
	Shares	Amount

Balance, December 31, 2002	12,447,865	$125	$78,144	$–	$(8,331)	$27,015	$(1,349)	$95,604
Net income	–	–	–	–	–	10,965	–	10,965
Other comprehensive income:
Foreign currency translation adjustment, net of tax	–	–	–	–	–	–	3,319	3,319
Unrealized gain on derivative instruments	–	–	–	–	–	–	153	153

Comprehensive income	–	–	–	–	–	–	2,123	14,437
Issuance of common stock to employees and directors	70,153	–	493	–	–	–	–	493
Issuance of restricted stock to directors and amortization	18,000	–	137	–	(76)	–	–	61
Stock Acquisition and Retention Program, amortization and loan	7,500	–	253	–	39	–	–	292
Repayment of notes under Stock Acquisition and Retention Program with common stock	(178,482)	–	–	(1,999)	1,999	–	–	–
Tax benefit related to stock option exercises	–	–	70	–	–	–	–	70
Tax benefit of pre spin-off foreign tax losses	–	–	384	–	–	–	–	384

Balance, December 31, 2003	12,365,036	125	79,481	(1,999)	(6,369)	37,980	2,123	111,341
Net income	–	–	–	–	–	7,494	–	7,494
Other comprehensive income:
Foreign currency translation adjustment, net of tax	–	–	–	–	–	–	24	24
Unrealized gain on derivative instruments	–	–	–	–	–	–	292	292

Comprehensive income	–	–	–	–	–	–	2,439	7,810
Issuance of common stock to employees and directors	262,352	3	2,242	–	–	–	–	2,245
Issuance of restricted stock to directors and amortization	18,000	–	280	–	(205)	–	–	75
Stock Acquisition and Retention Program, amortization and loan	–	–	–	–	447	–	–	447
Repayment of notes under Stock Acquisition and Retention Program with common stock	(362,861)	–	–	(5,131)	5,131	–	–	–
Tax benefit related to stock option exercises	–	–	598	–	–	–	–	598
Tax benefit of pre spin-off foreign tax losses	–	–	24	–	–	–	–	24

Balance, September 30, 2004	12,282,527	128	82,625	(7,130)	(996)	45,474	2,439	122,540
Net income	–	–	–	–	–	19,371	–	19,371
Foreign currency translation adjustments, net of tax	–	–	–	–	–	–	1,854	1,854

Comprehensive income	–	–	–	–	–	–	4,293	21,225
Issuance of common stock to employees and directors	60,293	–	635	–	–	–	–	635
Issuance of restricted stock to directors and amortization	18,000	1	344	–	(147)	–	–	198
Issuance of restricted stock to employees and amortization	30,000	–	587	–	(134)	–	–	453
Stock Acquisition and Retention Program, amortization and loan	(153,690)	(1)	(1,263)	–	1,264	–	–	–
Treasury shares acquired	(13,705)	–	–	(250)	–	–	–	(250)
Shares exercised under Performance Share Plan	2,549	–	49	–	–	–	–	49
Tax benefit on sale of Oakville property	–	–	389	–	–	–	–	389
Elimination of liability from 2000 private placement	–	–	150	–	–	–	–	150
Tax benefit related to stock option exercises	–	–	204	–	–	–	–	204
Tax benefit of pre spin-off foreign tax losses	–	–	1	–	–	–	–	1

Balance, September 30, 2005	12,225,974	$128	$83,721	$(7,380)	$(13)	$64,845	$4,293	$145,594

See accompanying notes.

Water Pik Technologies, Inc.    37

Water Pik Technologies, Inc.

Notes to Consolidated Financial Statements
September 30, 2005

1. Description of Business

In accordance with the Securities and Exchange Commission's "Plain English" guidelines, this Annual Report on Form 10-K has been written in the first person. In this document, the words "we", "our", and "us" refer to Water Pik Technologies, Inc. and not any other person.

We are a leader in designing, manufacturing and marketing a broad range of well-recognized swimming pool and personal healthcare products. We operate in two business segments – the Pool Products segment and the Personal Health 4 Care segment. The Pool Products segment designs, manufactures and markets swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, automatic salt chlorine generators, titanium heat exchangers, water features, and accessories. Our pool products are sold through contractors and wholesale distributors. The Personal Health Care segment designs, manufactures and markets personal healthcare products including showerheads, consumer and professional oral health products and water filtration products. Our personal healthcare products are sold through a variety of channels, including home centers, mass-merchandisers, drug store chains and specialty retailers.

On June 6, 2005, we entered into an asset purchase agreement to sell substantially all of the assets and liabilities of our Laars® Heating Systems business ("Heating Systems"), a component of our former Pool Products and Heating Systems segment, to Bradford White Corporation ("BWC"). The sale was completed on June 30, 2005. As a result, we have restated our financial statements for all periods presented in this report to reflect Heating Systems as a discontinued operation. See Note 14 for further discussion on discontinued operations.

In July 2004, we began to pursue an orderly exit of personal stress relief products within our Personal Health Care segment. The Personal Stress Relief product line, introduced in 2001, includes foot spas and personal massagers. The orderly exit, which has extended over a period greater than 12 months, is intended to focus our product development, marketing and selling resources on our core personal healthcare product lines toward the goal of improving our financial performance.

In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment. Our Ozone product line included the Aquia® home sanitizing product introduced in September 2001. Disposition of the tangible assets of the Ozone product line was completed during the nine months ended September 30, 2004, and final disposition of the remaining intangible assets was completed during the twelve months ended September 30, 2005. The operating results of the discontinued product line have been reported separately as discontinued operations in our consolidated statements of income and the assets and liabilities have been reclassified to other assets and other liabilities in our consolidated balance sheets for all periods presented. See Note 14 for further discussion on discontinued operations.

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

FISCAL YEAR

Effective January 2004, we changed our fiscal year end to the Sunday closest to September 30 from the Sunday closest to December 31 as in prior years. As a result of this change, we have included a nine-month transition period ended September 30, 2004.

We operate on a 52- or 53-week fiscal year with fiscal quarters ending on the Sunday closest to the end of the applicable thirteen-week period. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five or six years. The fiscal year periods presented in our consolidated financial statements consist of the 52 weeks ending October 2, 2005, 40 weeks ending October 3, 2004, and 52 weeks ending December 28, 2003, but are presented as of September 30, 2005 and 2004 and December 31, 2003 in each of those years for convenience.

38    Water Pik Technologies, Inc.

Condensed consolidated comparative financial data for the twelve months ended September 30, 2005, 2004 and 2003, are summarized below:

	Twelve Months Ended September 30,
(In thousands) (Unaudited)
	2005	2004	2003

Sales	$321,271	$306,578	$257,101

Gross profit	$97,750	$91,492	$81,402
Selling, general and administrative expenses	65,866	65,712	60,167
Research and development expense	5,661	5,903	5,943
Interest expense	1,549	1,682	2,088
Other income	(852)	(254)	(456)
Provision for income taxes	9,930	6,826	4,755
Income (loss) from discontinued operations	3,775	1,810	(3,644)

Net income	$19,371	$13,433	$5,261

Net income per common share:
Basic	$1.61	$1.13	$0.44
Diluted	$1.52	$1.07	$0.43

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Actual results may differ from those estimates. We believe the estimates used in the preparation of our consolidated financial statements are reasonable.

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

CASH EQUIVALENTS

We consider our short term, highly liquid investments in money market funds totaling $29,039,000 and $1,505,000 as of September 30, 2005 and 2004, respectively, to be cash equivalents.

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

One Pool Products customer, SCP Pool Corporation, including amounts related to four other customers acquired by them in prior years, accounted for 25 percent of our net sales for the twelve months ended September 30, 2005 and 20 percent of our net sales for the nine months ended September 30, 2004. SCP Pool Corporation accounted for approximately 12 percent and 8 percent of accounts receivable at September 30, 2005 and 2004, respectively.

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

Water Pik Technologies, Inc.    39

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, plastic injection molds over 3 to 10 years, computer hardware and software over 3 to 5 years and leasehold improvements over the shorter of their estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are expensed as incurred.

Property, plant and equipment are as follows:

(In thousands)	September 30, 2005	September 30, 2004

Land	$4,296	$4,296
Buildings	20,746	20,628
Equipment	80,904	79,911
Software	5,597	6,289
Leasehold improvements	1,340	1,341

	112,883	112,465
Less: Accumulated depreciation and amortization	(77,517)	(72,132)

Property, plant and equipment, net	$35,366	$40,333

Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in property, plant and equipment in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and related guidance and are amortized on a straight-line basis over the estimated useful life of the software. General and administrative costs related to developing or obtaining such software are expensed as incurred. We had $5,597,000 and $6,289,000 of capitalized software costs and $4,382,000 and $4,300,000 of accumulated amortization included in property, plant and equipment at September 30, 2005 and 2004, respectively.

Depreciation and amortization expense related to property, plant and equipment was $8,507,000, $7,012,000 and $8,996,000 for the twelve months ended September 30, 2005, nine months ended September 30, 2004 and for the twelve months ended December 31, 2003, respectively.

INTANGIBLE ASSETS AND GOODWILL

Prior to January 1, 2002, goodwill related to businesses purchased was amortized on a straight-line basis over periods not exceeding 15 years. Effective January 1, 2002, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment using the discounted cash flow method. Separable intangible assets that have finite useful lives continue to be amortized over those useful lives. Amortization expense related to intangible assets other than goodwill was $105,000, $71,000 and $391,000 for the twelve months ended September 30, 2005, nine months ended September 30, 2004 and for the twelve months ended December 31, 2003, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value due to the short-term maturity of these instruments and the relatively stable interest rate environment. The carrying value of the borrowings under our revolving credit facility are considered to approximate their fair value because the interest rates of these instruments are based on variable reference rates.

DERIVATIVE FINANCIAL INSTRUMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" established accounting and reporting standards for derivative instruments including derivative instruments embedded in other contracts and for hedging activities. In summary, these statements require all derivatives to be recognized as assets or liabilities at fair value. Fair value adjustments are recognized either in earnings or equity, depending upon the exposure being hedged and the effectiveness of the hedge. Prior to June 2005, we utilized two interest rate swap agreements as cash flow hedges to lock in the interest rate on borrowings and therefore achieve a desired proportion of variable versus fixed rate debt. As of September 30, 2004, the two interest rate swap agreements had an aggregate notional amount of

40    Water Pik Technologies, Inc.

$4,630,000 expiring on January 1, 2007. The changes in their fair values resulted in gains of $292,000 and $153,000 for the nine months ended September 30, 2004 and twelve months ended December 31, 2003, respectively, recognized as accumulated comprehensive income within stockholders' equity. In June 2005, in connection with the disposal of Heating Systems, we repaid the underlying borrowings and paid $35,000 to terminate the two interest rate swap agreements. As of September 30, 2005, we had no derivative financial instruments.

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

ADVERTISING COSTS

Advertising costs are expensed in the year incurred and were $8,540,000 for the twelve months ended September 30, 2005 and $8,052,000 for the nine months ended September 30, 2004 and $13,259,000 for the twelve months ended December 31, 2003, respectively. Advertising includes print media, trade show, market research, packaging and promotional material costs.

WARRANTY COSTS

We provide for the estimated cost of product warranties at the time revenue is recognized. We generally warrant our products for a period of one to five years. Factors considered in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical warranty claim rates, historical cost-per claim, and knowledge of specific product failures that are outside our typical experience. We assess the adequacy of our pre-existing warranty liabilities and adjust the amounts as necessary based on our actual experience and changes in future expectations.

The following table presents changes in our accrued warranties and related costs for the twelve months ended September 30, 2005, the nine months ended September 30, 2004 and the twelve months ended December 31, 2003.

(In thousands)	Twelve Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Twelve Months Ended December 31, 2003

Beginning warranty reserves	$6,603	$5,466	$4,348
Cost of warranty claims	(6,955)	(6,541)	(7,264)
Accruals for product warranties	7,705	7,037	8,281
Product warranties acquired	–	641	101

Ending warranty reserves	$7,353	$6,603	$5,466

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

Water Pik Technologies, Inc.    41

any, between the stock's fair value and price to the employee on the date of grant. SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure," an amendment of SFAS Statement No. 123, provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation under SFAS No. 123 and amends the disclosure requirements of SFAS No. 123. We have chosen to continue to account for stock options using the intrinsic value method prescribed in APB No. 25 and related interpretations. If we had elected to recognize compensation cost for stock options based on their fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income and net income per share for the twelve months ended September 30, 2005, nine months ended September 30, 2004 and twelve months ended December 31, 2003 would have been as follows:

(In thousands, except for per share amounts)	Twelve Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Twelve Months Ended December 30, 2003

Net income: as reported	$19,371	$7,494	$10,965
Stock-based compensation expense included in reported net income, net of tax	441	401	522
Total stock-based compensation expense determined under the fair value based method for all awards, net of tax	(1,539)	(1,096)	(1,337)

Pro forma net income	$18,273	$6,799	$10,150

Basic net income per common share: as reported	$1.61	$0.63	$0.91
Basic net income per common share: pro forma	$1.52	$0.57	$0.84
Diluted net income per common share: as reported	$1.52	$0.60	$0.88
Diluted net income per common share: pro forma	$1.44	$0.54	$0.82

For purposes of pro forma disclosure, the estimated fair value of the options is amortized ratably over the options' vesting period. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-valuation model. We used the following weighted-average assumptions in estimating the fair value of option grants. There were 5,000 and 251,000 options granted in the twelve months ended September 30, 2005 and the nine months ended September 30, 2004, respectively. There were no options granted in the twelve months ended December 31, 2003.

	Twelve Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Twelve Months Ended December 30, 2003

Expected dividend yield	0.0%	0.0%	–
Expected volatility	40.4%	40.2%	–
Risk-free interest rate	3.44%	3.89%	–
Expected lives (in years)	6.0	6.0	–
Weighted-average fair value of options granted during year	$6.77	$6.43	–

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

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires foreign currency translation adjustments to be included in other comprehensive income. Comprehensive income is presented in the consolidated statements of stockholders' equity. The accumulated balances related to each component of other comprehensive income (loss) were as follows:

42    Water Pik Technologies, Inc.

(In thousands)	Foreign Currency Translation Gain	Unrealized Gains (Losses) on Derivative Instruments	Accumulated Other Comprehensive Income

Ending balance at September 30, 2004	$2,439	$–	$2,439
Other comprehensive income	1,854	–	1,854

Ending balance at September 30, 2005	$4,293	$–	$4,293

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections," which, under most circumstances, requires retrospective application of a change in accounting principle. SFAS No. 154 also requires the restatement of previously issued financial statements when reporting the correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. We do not believe the adoption will have a material impact on our financial statements.

In December 2004, the FASB finalized SFAS No. 123R, "Share-Based Payment," which requires companies to measure and recognize compensation costs for all share-based payments (including employee stock options) at fair value, effective for interim or annual periods beginning after June 15, 2005. On April 15, 2005, the U.S. Securities and Exchange Commision (the "SEC") announced a deferral of the effective date of SFAS No. 123R until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. SFAS No. 123R provides two tentative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are nonvested as of the effective date of SFAS No. 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123. The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123R in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS No. 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS No.123R, the modified prospective transition method described above would be applied.

We are adopting the modified prospective method of SFAS No. 123R for the quarter ending December 31, 2005. Had we adopted SFAS No. 123R in prior periods, the impact on our results of operations would have been similar to the amounts reported historically in our footnotes under the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While future amounts will depend on, among other things, the timing and amount of future employee stock option exercises, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $204,000, $598,000, and $0 for the twelve months ended September 30, 2005, for the nine months ended September 30, 2004, and for the twelve months ended December 31, 2003, respectively.

In December 2004, the FASB issued FASB Staff Position No. 109-1, "Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (the "Act") should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. In December 2004, the FASB also issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). The Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2, which was effective for the quarter ended December 2004, provides accounting and disclosure guidance for the repatriation provision. We are currently evaluating the impact of the Act to our future financial statements. The Act

Water Pik Technologies, Inc.    43

had no impact on our consolidated results of operations or financial position for the periods presented herein.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact that this statement will have on our financial statements.

RECLASSIFICATIONS

We have made some reclassifications to the prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on reported results of operations or stockholders' equity.

3. Inventories

Inventories consist of the following:

(In thousands)	September 30, 2005	September 30, 2004

Raw materials and supplies	$14,979	$12,184
Work-in-process	2,317	2,681
Finished goods	25,172	28,168

Total inventories at current cost	42,468	43,033
Less: Allowances to reduce current cost values to LIFO basis	(5,715)	(4,536)

Total inventories	$36,753	$38,497

The portion of our inventories determined using the LIFO cost method totaled $30,671,000 at September 30, 2005 and $31,096,000 at September 30, 2004, net of LIFO reserves. The remainder of our inventories was determined using the FIFO cost method.

4. Supplemental Balance Sheet Information

Accrued liabilities are comprised of the following:

(In thousands)	September 30, 2005	September 30, 2004

Salaries, wages and related taxes and withholdings	$12,746	$9,006
Rebates and sales allowances	11,780	11,231
Warranty reserves	7,353	6,603
Current portion of employee medical and other loss accruals	2,153	1,954
Other	1,473	1,649

Total accrued liabilities	$35,505	$30,443

5. Goodwill and Other Intangibles

We adopted SFAS No. 142 in the first quarter of 2002. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized. Intangible assets with finite useful lives continue to be amortized over their useful lives. We test goodwill for impairment annually in the fiscal fourth quarter or sooner if we believe an impairment may exist. The goodwill impairment test has two steps. In the first step, we identify any potential impairment by comparing the fair value of our reporting units, which are our two business segments (see note 15), with their carrying values, including goodwill. The fair value of our reporting units are determined based on a combination of valuation techniques including the expected present value of future cash flows and a market multiple approach. If the fair value of either reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of either reporting unit exceeds its fair value, we perform the second step, which calculates the possible impairment loss by comparing the fair value of goodwill to the carrying value. If the fair value of the goodwill is less than the carrying value, an impairment charge is recorded. Our analysis did not result in an impairment charge during Fiscal Years 2005, 2004 or 2003.

Goodwill allocated to our business segments as of September 30, 2005 and September 30, 2004 and changes in the carrying amount of goodwill for the twelve months ended

44    Water Pik Technologies, Inc.

September 30, 2005 and nine months ended September 30, 2004 are as follows:

(In thousands)	Pool Products Segment	Personal Health Care Segment	Total

Balance as of December 31, 2003, net	$18,829	$614	$19,443
Goodwill acquired during the year	9,117	–	9,117
Effect of currency translation	12	–	12

Balance as of September 30, 2004, net	27,958	614	28,572
Additional acquired goodwill during the year	243	–	243
Effect of currency translation	390	–	390

Balance as of September 30, 2005, net	$28,591	$614	$29,205

Our other intangible assets of $1,535,000 and $1,485,000 at September 30, 2005 and September 30, 2004, respectively (less accumulated amortization of $1,354,000 and $1,249,000 at September 30, 2005 and September 30, 2004, respectively), consist primarily of acquired patent rights and customer lists, which we amortize on a straight-line basis over periods ranging from 2 to 7 years. These assets are classified in other assets in the accompanying consolidated balance sheets. Amortization expense related to intangible assets was $105,000, $71,000 and $391,000 for the twelve months ended September 30, 2005 and for the nine months ended September 30, 2004 and the twelve months ended December 31, 2003, respectively. We expect annual amortization expense for these intangibles will be $116,000 in 2006, $35,000 in 2007, $30,000 in 2008, and none thereafter.

6. Long-term Debt

Our long-term debt is comprised of the following:

(In thousands)	September 30, 2005	September 30, 2004

Revolving credit facility	$16	$60
Mortgage notes payable	–	18,119
Promissory notes payable – equipment financing agreement	–	6,443
Other	36	55

	52	24,677
Less: Current portion	(15)	(3,838)

Long-term debt	$37	$20,839

Long-term debt is payable as follows: $15,000 in 2006; $31,000 in 2007; $6,000 in 2008; and none thereafter.

REVOLVING CREDIT FACILITY

On August 27, 2003, we entered into an amended and restated credit agreement with a group of banks for a revolving credit facility of up to $80,000,000, including $10,000,000 revolving credit availability for our Canadian subsidiary. The credit facility expires on December 1, 2007. Borrowings and letters of credit under our revolving credit facility are secured by various assets and are limited by borrowing base calculations based upon eligible accounts receivable and inventory, as defined in the credit agreement. At September 30, 2005, we had $28,619,000 of borrowing availability remaining under borrowing base limitations of the credit facility.

Domestic borrowings under our revolving credit facility bear interest at varying rates at either the greater of the bank's prime rate, 1.0 percent above the base CD (Certificates of Deposit) rate, or 0.5 percent above the federal funds effective rate, plus a margin of 25 to 100 basis points. Alternatively, we can exercise a LIBOR (London Interbank Offered Rate) option at the LIBOR rate, plus a margin of 125 to 250 basis points per annum. For borrowings by our Canadian subsidiary, U.S. dollar denominated borrowings bear interest at either the greater of the Canadian bank's US Base prime rate or 1.0 percent above the federal funds effective rate, plus a margin of 25 to 100 basis points. Canadian dollar borrowings bear interest at the greater of the bank's Canadian prime rate of 1.0 percent above the Canadian Dollar Offered Rate, plus a margin of 125 to 250 basis points per annum. As of September 30, 2005, we had $16,000 in prime rate based borrowings with an interest rate of 7.0 percent and no LIBOR based borrowings. We are subject to an annual agency fee and an unused line fee equal to 0.15 percent to 0.50 percent per annum of the monthly average unused borrowings. The margins and unused line fees are dependent on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and are adjusted quarterly. Interest on the revolving credit facility is payable monthly.

Our revolving credit facility provides for issuance of up to $10,000,000 of letters of credit limited to credit availability in the borrowing base less the outstanding line of credit balance. A letter of credit fee is charged equal to 1.25 percent to 2.50 percent of the nominal value to the letter of credit less 25 basis points on the aggregate undrawn amount of all outstanding letters of credit. We are also subject to a fronting fee equal to 0.25 percent per annum of outstanding letters of credit. At September 30, 2005, the aggregate amount of our outstanding letters of credit under the credit facility was $5,635,000.

Water Pik Technologies, Inc.    45

The credit facility requires us to be in compliance with specific financial and non-financial covenants and restrictions relating to our indebtedness, liens, investments, dividends, fixed charge coverage, capital expenditures and relationship of total consolidated indebtedness to EBITDA. We were in compliance with these covenants at September 30, 2005.

MORTGAGE NOTES PAYABLE

On October 22, 2001, we entered into a real estate financing agreement with a bank and mortgaged four of our U.S. manufacturing facilities to secure four promissory notes totaling $20,590,000. Interest on the notes was at varying per annum rates based on LIBOR plus a margin of 150 to 275 basis points, depending on the ratio of funded debt to EBITDA as adjusted quarterly. The interest rate on borrowings at September 30, 2004 was 3.10 percent. The notes required monthly payments of approximately $69,000 plus accrued interest through August 2008 with a final principal payment of $14,893,000 and accrued interest due on September 30, 2008. We used total proceeds of $20,590,000, less loan origination costs, to repay amounts outstanding under our revolving bank facility.

In June 2005, in connection with the sale of Heating Systems, we paid off $1,925,000, including accrued interest, under the note payable related to the Heating Systems manufacturing facility in Rochester, New Hampshire. In September 2005, we paid off $15,518,000, including accrued interest, under the remaining three promissory notes. As a result of the repayment of the promissory notes, the mortages were released on the Moorpark, California, Ft. Collins, Colorado and Loveland, Colorado properties and our real estate financing agreement was terminated.

PROMISSORY NOTES PAYABLE – EQUIPMENT FINANCING AGREEMENT

On December 21, 2001, we entered into a $15,000,000 equipment financing agreement with a bank. Initial borrowings under this agreement of $10,290,000 were funded on December 28, 2001. On September 30, 2002, we borrowed an additional $4,500,000 under the equipment financing agreement. Borrowings under the agreement were evidenced by four term notes each secured by specific machinery and equipment located at our manufacturing facilities and at certain vendors' facilities. The notes bore interest at varying rates based on LIBOR plus 225 basis points per annum. The interest rate on borrowings at September 30, 2004 was 3.85 percent. The notes on the initial borrowings required quarterly payments of $514,500 plus accrued interest with all unpaid principal balances and accrued interest due on January 1, 2007. The September 30, 2002 notes required quarterly payments of $225,000 plus accrued interest with all unpaid principal balances and accrued interest due on September 30, 2007. We used total proceeds of $14,790,000, less loan origination costs, to repay amounts outstanding under our revolving bank facility. In September 2004, we paid $887,000 of outstanding principal on the notes in connection with the final disposition of tangible assets related to our discontinued Ozone product line. The balance outstanding under this agreement at September 30, 2004 was $6,443,000. In June 2005, in connection with the sale of Heating Systems, we paid off the outstanding balance of $5,035,000, including accrued interest and prepayment costs of $55,000 and $16,000, respectively. Our loans and related agreements under this financing were terminated as a result of the repayment of the notes payable.

In January 2002, we entered into two interest rate swap agreements that effectively converted the variable rate interest on the initial $10,290,000 in promissory notes payable under the equipment financing agreement to a fixed rate of 6.73 percent per annum. The aggregate notional amount outstanding under these interest rate swap agreements was $4,630,000 at September 30, 2004. Under these agreements, payments were made based on a fixed rate and received on a LIBOR based variable rate. Differentials paid or received under the agreements were recognized as interest expense. The interest rate swap agreements were to expire on January 1, 2007, which coincided with the maturity date of the promissory notes. These interest rate swaps, which were designated as cash flow hedging instruments, met the specific hedge criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The changes in their fair values, resulting in gains of $292,000 and $153,000 for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003, respectively, were recognized in accumulated comprehensive income within stockholders' equity. In June 2005, in connection with the payoff of the promissory notes payable, we paid $35,000 to terminate the two interest rate swap agreements.

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

46    Water Pik Technologies, Inc.

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

Also under the SARP, we awarded one share of restricted common stock at no cost to the eligible officers for every two shares purchased or designated under the SARP. During 2003, an aggregate of 7,500 restricted common shares with an aggregate market value on the date of issuance of $55,000 were issued. No restricted common shares were issued under the SARP during 2005 or 2004. The restrictions on the SARP restricted shares lapse five years from the date of grant. The amounts are being amortized as compensation expense on a straight-line basis over the period of restrictions and the unamortized balance is classified as a reduction of stockholders' equity in the accompanying consolidated balance sheets.

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

On October 23, 2003, some of our officers tendered to us a total of 178,482 shares of our common stock, which had originally been purchased under the SARP, as repayment on notes and accrued interest owed by those officers totaling $1,999,000. During the March and June quarters of 2004, some of our officers tendered to us a total of 362,861 shares of our common stock, which had originally been purchased under the SARP, as repayment on notes and accrued interest owed by those officers totaling $4,911,000. Pursuant to the SARP, the tendered shares were valued at the average of the high and low market price on the day preceding the date the shares were tendered. The tendered shares were recorded as treasury stock and retired. As a result of the tender during 2004, the number of outstanding shares of our common stock was reduced by 362,861. As of September 30, 2005 and 2004, there were no outstanding loans by us to any of our officers or directors.

Compensation expense for restricted shares granted under the SARP for the twelve months ended September 30, 2005, for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003 was $384,000, $512,000 and $692,000, respectively. Compensation expenses for 2005, 2004 and 2003 includes $30,000, $72,000 and $89,000, respectively, related to the revaluation of the restricted SARP shares on the modification date and amortization over the respective vesting periods.

Effective May 1, 2000, we implemented the ESPP, which allows eligible employees to purchase our common stock through payroll deductions of up to 25 percent of their base earnings within minimum and maximum contribution limits per payroll period. We contribute 15 percent of each participant's monthly contribution towards the purchase of shares. The shares are purchased monthly in the open market at the fair market value on the purchase date and vest immediately. For the twelve months ended September 30, 2005, the nine months ended September 30, 2004 and the twelve months ended December 31, 2003, a total of 7,000, 7,000 and 16,000 shares, respectively, were purchased in the open market under the ESPP.

Under our employee stock purchase plan as of September 30, 2005, there were 84,558 shares available for future awards, of which none were committed.

OTHER EMPLOYEE STOCK PLANS

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

On December 30, 1999, our Board of Directors adopted the Water Pik Technologies, Inc. Broad-Based Stock Option Plan ("Broad-Based Plan"), which provides for awards of up to 5 percent of the outstanding shares of our common stock to employees other than officers and directors. The Broad-Based Plan provides for nonqualified stock options that generally vest over a three-year period and expire ten years from the date of grant. In anticipation of new rules from the New York Stock Exchange regarding plans not approved by security holders, we capped the shares authorized at 5 percent of the outstanding shares of our common stock on June 30, 2003. Stockholders must approve any future addition to shares authorized under the Broad-Based Plan.

On October 25, 2000, the Personnel and Compensation Committee of our Board of Directors approved the Water Pik Technologies, Inc. Performance Share Plan ("PSP") and the grant of stock options for the performance period from January 1, 2001 to December 31, 2003 ("2001-2003 Performance Period"). The PSP for the 2001-2003

Water Pik Technologies, Inc.    47

Performance Period provided grants of stock options under our Incentive Plan and Broad-Based Plan with performance-based vesting and cash awards if specified performance objectives were met over a multi-year period. During the 2001-2003 Performance Period, the financial target was based on the achievement of specified cumulative levels of earnings per share. As the financial target was not met during the 2001-2003 Performance Period, the PSP stock options vest at the unaccelerated rate of one-third each year beginning December 31, 2003. Options granted under the PSP expire ten years from the date of grant.

On January 28, 2004, the Personnel and Compensation Committee of the Board of Directors approved a PSP for the performance period from October 1, 2003 through September 30, 2006 (the "Current Performance Period"). The PSP for the Current Performance Period provides for grants of stock and cash that will be earned if specified performance objectives are met over a three-year period. During the Current Performance Period, the financial target is based on the achievement of a specified percentage increase in total business return ("TBR"), which is derived from the increase in the value of our business or operating segment (measured as a multiple of operating profit after tax) over the performance period and the free cash flow generated by our operations after payment of capital expenditures. Under the PSP for the Current Performance Period, each participant was assigned a pre-determined target award ranging from 75 percent to 125 percent of their base salary at the beginning of the Current Performance Period multiplied by the target TBR percentages. At the end of the Current Performance Period, if the pre-determined threshold TBR percentages have been achieved, each participant will receive an award, paid 50 percent in cash and 50 percent in stock issued from our Incentive Plan, equal to the value of the pre-determined award adjusted for the TBR percentages achieved up to a maximum of 125 percent of their predetermined award. In the event the threshold TBR percentages are not achieved during the Current Performance Period, no cash or stock awards will be paid under the PSP for the Current Performance Period. PSP expense was $1,730,000 and $810,000 for the twelve months ended September 30, 2005 and for the nine months ended September 30, 2004, respectively. No expense was recorded for the twelve months ended December 31, 2003.

On March 9, 2004, our Board of Directors approved, and on May 13, 2004, our stockholders approved, an amendment to the Incentive Plan to limit the number of shares of common stock authorized to be issued, eliminate adjustments to authorized shares under the Incentive Plan as a percentage of our outstanding shares, prohibit the repricing of outstanding stock options and other awards and re-approve the terms of cash awards and performance goals. The amendment also creates a deferred compensation feature to allow Incentive Plan participants to defer the receipt of stock option gains, shares of restricted stock and any stock appreciation rights or other compensation awards payable in shares of common stock. Pursuant to the amendment, on November 26, 2004, certain executive officers deferred receipt of 153,690 shares of restricted stock granted under the SARP. Under the terms of the Incentive Plan, the deferral resulted in cancellation of 153,690 shares of restricted stock and the addition of 153,690 shares to the Incentive Plan, which shares have been reserved for reissuance to the officers in accordance with their individual distribution elections. The deferred shares were included in treasury stock and equity adjustments due to stock plan components of equity as of September 30, 2005. The deferral had no impact on total stockholders' equity as of September 30, 2005.

During the quarter ended December 31, 2004, an executive officer tendered to us a total of 9,178 shares of our common stock to satisfy tax withholding obligations resulting from the vesting of shares of restricted stock in accordance with the terms of the SARP. During the quarter ended June 30, 2005, an executive officer tendered to us a total of 4,527 shares of our common stock to satisfy tax withholding obligations resulting from the vesting of shares of restricted stock in accordance with the terms of the SARP. The tendered shares were recorded as treasury stock and retired.

On May 4, 2005, our Board of Directors approved a grant of 30,000 restricted common shares to certain key employees, excluding executive officers, pursuant to the Incentive Plan.

Under our Incentive Plan as of September 30, 2005, there were 1,684,194 shares committed to satisfy outstanding awards and 64,589 shares available for future awards. Under our Broad-Based Plan as of September 30, 2005, there were 359,327 shares committed to satisfy outstanding awards and 48,811 shares available for future awards.

48    Water Pik Technologies, Inc.

The following table summarizes activity for our employees' stock options.

	Twelve Months Ended September 30, 2005		Nine Months Ended September 30, 2004		Twelve Months Ended December 31, 2003
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	1,780,927	$9.46	1,819,504	$8.53	1,960,679	$8.53
Granted	5,000	15.29	251,000	15.28	–	–
Forfeitures	(15,021)	10.96	(31,815)	10.19	(83,520)	9.58
Exercised	(55,680)	9.54	(257,762)	8.52	(57,655)	7.05

Outstanding at end of fiscal year	1,715,226	$9.46	1,780,927	$9.46	1,819,504	$8.53
Exercisable at end of fiscal year	1,561,877	$9.47	1,180,231	$8.48	1,441,269	$8.53

Information regarding employee stock options outstanding as of September 30, 2005 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

$4.76 to $7.41	31,134	4.5 years	$7.07	31,134	$7.07
$7.53 to $7.97	775,001	4.6 years	$7.75	711,160	$7.74
$8.03 to $8.14	195,168	6.0 years	$8.03	195,168	$8.03
$8.17 to $9.73	344,512	5.5 years	$9.11	274,672	$9.03
$11.39 to $16.29	369,411	6.7 years	$14.32	349,743	$14.34

The weighted-average remaining contractual life of options outstanding as of September 30, 2005 is 5.4 years. (See Note 2, "Summary of significant accounting policies – stock-based compensation" for a detailed computation of pro forma net income and net income per share.)

NON-EMPLOYEE DIRECTOR STOCK COMPENSATION PLAN

On November 12, 1999, our Board of Directors adopted the Water Pik Technologies, Inc. 1999 Non-Employee Director Stock Compensation Plan ("Directors' Plan"). Under the Directors' Plan, as amended, each non-employee director is granted, on a one-time basis, 3,000 shares of restricted common stock, after which they are granted nonqualified options to purchase shares of our common stock at future dates at the fair market value on the date of grant. Options vest from one to three years following the grant date. As of September 30, 2005, September 30, 2004 and December 31, 2003, 51,000 options with a weighted average exercise price of $7.38 had been granted under the Directors' Plan and 43,000, 43,000 and 41,000 options with a weighted average exercise price of $7.46, $7.46 and $7.45, respectively, were exercisable.

On October 23, 2002, the Directors' Plan was amended in part to replace initial and annual option grants with annual grants of 3,000 shares of restricted stock. The aggregate market value of restricted common stock on the date of grant issued in 2005, 2004 and 2003 was $344,000, $280,000 and $137,000, respectively. The amount is being amortized to expense on a straight-line basis over the period of restrictions and the unamortized balance of $479,000, $332,000 and $127,000 at September 30, 2005, September 30, 2004 and December 31, 2003, respectively, is classified as a reduction of stockholders' equity in the accompanying consolidated balance sheets. Compensation expense was $196,000, $75,000, and $61,000 for the twelve months ended September 30, 2005, for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003, respectively.

Under our Directors' Plan as of September 30, 2005, there were 43,000 shares committed to satisfy outstanding awards and 37,939 shares available for future awards.

All of our stock plans, including the Incentive Plan, Broad-Based Plan, Directors' Plan, PSP and SARP, include provisions for acceleration of vesting of stock options, restricted stock and other stock awards upon a change in control of the Company. In some cases, individual award agreements require satisfaction of additional conditions or the passage of additional time following a change in control before full acceleration of vesting occurs.

Water Pik Technologies, Inc.    49

8. Stockholders' Equity

PREFERRED STOCK

Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as designated by our Board of Directors. At September 30, 2005 and September 30, 2004, there were no shares of preferred stock issued and outstanding.

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

As of September 30, 2005 there were 3,978,133 shares of common stock approved for issuance under our employee stock purchase plans, other employee stock plans and non-employee director stock compensation plans, of which 1,655,715 shares were issued and outstanding and 2,322,418 shares were reserved for future issuance under our stock compensation plans. Of the 2,322,418 shares reserved for future issuance, 2,086,521 shares were committed to satisfy outstanding stock compensation awards and 235,897 shares were available for future stock compensation awards, as follows:

	SARP and ESPP	Incentive Plan	Broad-Based Plan	Directors' Plan	Total Stock Compensation

Approved shares	1,100,000	2,053,690	624,443	200,000	3,978,133
Shares issued:
Stock awards outstanding	1,015,442	137,573	–	114,061	1,267,076
Stock options exercised	–	167,334	216,305	5,000	388,639

Shares issued	1,015,442	304,907	216,305	119,061	1,655,715

Shares reserved for future issuance:
Stock option awards outstanding	–	1,355,899	359,327	43,000	1,758,226
SARP deferred shares	–	153,690	–	–	153,690
PSP awards	–	174,605	–	–	174,605

Shares committed to satisfy outstanding awards	–	1,684,194	359,327	43,000	2,086,521
Shares available for future awards	84,558	64,589	48,811	37,939	235,897

Shares reserved for future issuance	84,558	1,748,783	408,138	80,939	2,322,418

TREASURY STOCK

As of September 30, 2005, we held a total of 708,738 shares in treasury stock, comprised of 541,343 shares tendered to us by seven executive officers to repay SARP loans, 153,690 shares tendered to us by five executive officers to defer receipt of SARP restricted stock, and 13,705 shares tendered to us by two executive officers to satisfy tax withholding obligations resulting from the vesting of shares of SARP restricted stock. For additional information, see Note 7 above.

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

On June 11, 2004 we, and Mellon Investor Services LLC, as the rights agent, amended our Rights Agreement to provide for stockholder action to redeem all rights to purchase

50    Water Pik Technologies, Inc.

preferred stock and terminate the Rights Agreement upon consummation of a qualifying tender offer for our outstanding shares that meets certain predetermined criteria. The amendment became effective immediately following our 2005 Annual Meeting of Stockholders.

9. Income Taxes

Income from continuing operations before income taxes consists of the following:

(In thousands)	Twelve Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Twelve Months Ended December 31, 2003

United States	$27,266	$13,158	$14,060
Foreign	(1,740)	(1,915)	946

Income from continuing operations before income taxes	$25,526	$11,243	$15,006

Our provision (credit) for income taxes attributable to income from continuing operations consists of the following:

(In thousands)	Twelve Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Twelve Months Ended December 31, 2003

Current:
Federal	$7,649	$7,402	$5,015
State	1,499	1,083	594
Foreign	(503)	(592)	186

Total current	8,645	7,893	5,795
Deferred:
Federal	1,226	(3,237)	(703)
State	137	(333)	(46)
Foreign	(78)	10	145

Total deferred	1,285	(3,560)	(604)

Provision for income taxes	$9,930	$4,333	$5,191

The following is a reconciliation of the statutory federal income tax rate to our effective income tax rate attributable to continuing operations:

	Twelve Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Twelve Months Ended December 31, 2003

Federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.9	3.6	2.3
Federal tax credits	—	(0.6)	(0.8)
Other	—	0.5	(1.9)

Effective income tax rate	38.9%	38.5%	34.6%

The increase in the effective tax rate from 2004 to 2005 is due to lower research and development credits, a mix shift to higher state taxing jurisdictions and adjustments to rate estimates based on completion of prior year tax returns.

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

(In thousands)	September 30, 2005	September 30, 2004

Deferred income tax assets:
Accrued liabilities	$7,435	$8,326
Inventories	1,883	2,308
Intangible assets	19	1,702
Other	257	389

Total deferred income tax assets	9,594	12,725
Deferred income tax liabilities:
Depreciation and amortization	(2,729)	(3,764)

Total deferred income tax liabilities	(2,729)	(3,764)

Net deferred income tax asset	$6,865	$8,961

The net deferred income tax asset at September 30, 2004 included deferred tax assets of $811,000 related to discontinued operations.

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

Water Pik Technologies, Inc.    51

employees may defer up to 60 percent of their annual compensation up to the annual maximum dollar amount established by the IRS. The Retirement Plan provides for our matching contributions of $0.50 for every $1.00 deferred up to the greater of 3.0 percent of the employee's annual compensation or $1,000. In December 2002, the Retirement Plan was amended to change our matching contributions from non-discretionary to discretionary contributions effective January 1, 2003. Beginning in 2003, 50 percent of our matching contributions were contingent on the achievement of planned profit levels. The Retirement Plan also provides for basic contributions of 2.0 percent or 4.5 percent of annual compensation as well as discretionary contributions of up to 1 percent of compensation based upon achievement of goals. Expense associated with the Retirement Plan for the twelve months ended September 30, 2005, for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003 was $3,460,000, $2,282,000 and $2,137,000, respectively.

DEFERRED COMPENSATION PLAN

Effective November 29, 1999, we implemented the Water Pik Technologies, Inc. Deferred Compensation Plan ("Deferred Compensation Plan"). Effective July 1, 2001, the Deferred Compensation Plan was amended to eliminate automatic transfer for excess 401(k) deferrals into the plan, to reduce the maximum period for installment distributions from 15 to 10 years, to eliminate in-service withdrawals, to appoint a new trustee for the plan and to establish a Rabbi trust to hold the assets of the plan. The Deferred Compensation Plan, as amended, permits a group of management or highly compensated employees who, due to IRS guidelines cannot take full advantage of the Retirement Plan, to annually elect to defer up to 100 percent of their base salary and annual bonus on a pre-tax basis. The Deferred Compensation Plan provides for our matching contributions as well as basic and discretionary contributions. In December 2002, the plan was amended to change our matching contributions from non-discretionary to discretionary contributions effective January 1, 2003. Beginning in 2003, 50 percent of our matching contributions were contingent upon achievement of goals. The plan's assets are invested in mutual funds as designated by plan participants and placed in a Rabbi trust. Assets held in the Rabbi trust ($4,471,000 and $3,124,000 at September 30, 2005 and September 30, 2004, respectively) are subject to claims of our creditors but otherwise must be used only for purposes of providing benefits under the Deferred Compensation Plan and are classified in other assets in the accompanying consolidated balance sheets. Distributions from the plan are made at retirement, death or termination of employment, in a lump sum, or equal installments over an elected period. The liability under the Deferred Compensation Plan at September 30, 2005 and September 30, 2004 was $4,471,000 and $3,120,000, respectively and is classified in other accrued liabilities in the accompanying consolidated balance sheets.

11. Commitments and Contingencies

COMMITMENTS

We lease buildings and equipment under agreements that expire in various years through 2009. Some leases contain renewal options with similar terms. Rental expense under operating leases was $1,534,000, $1,330,000 and $1,569,000 for the twelve months ended September 30, 2005, for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003, respectively. Future minimum rental commitments under operating leases with noncancelable terms of more than one year as of September 30, 2005, were as follows: $1,398,000 in 2006, $973,000 in 2007, $783,000 in 2008, $423,000 in 2009, $195,000 in 2010 and none thereafter.

INSURANCE RESERVES AND LEGAL CONTINGENCIES

A number of lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, personal injury, patent infringement, commercial liability, employment and employee compensation and benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us, we do not believe that the disposition of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity. However, the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period and ultimately could affect the cost of our insurance premiums or our ability to obtain insurance coverage.

There has been an increase in asbestos-related lawsuits against multiple defendant companies, some of which historically may have manufactured or sold products that had asbestos-containing components. Many of these companies have not been historically associated with having asbestos risks. We have been named in a number of such suits. In many of these suits the alleged ties to our products are either unclear or we have been able to demonstrate that the identified product did not contain asbestos. We do not expect to incur any material liabilities in connection with these lawsuits. In addition, our historic insurance coverage, including that of our predecessors, may not cover asbestos claims or the defense of such matters, as coverage depends on the year of purported exposure and other factors. As part of the sale of Heating Systems, BWC has assumed financial responsibility for all asbestos-related lawsuits pending against us as of June 30, 2005, as well as all other known and unknown liabilities relating to the Heating Systems business,

52    Water Pik Technologies, Inc.

and we have agreed to use commercially reasonable efforts to provide BWC access to our available insurance and related claims administrative support. However, there is no assurance that we will not be named in asbestos-related lawsuits in the future or that we will continue to be successful in defending asbestos claims.

As a consumer goods manufacturer and distributor, we are subject to continuing risk of product liability and related lawsuits involving claims for substantial monetary damages. We are party to various personal injury and property damage lawsuits and claims relating to our products and other litigation incidental to our business. We have general liability, product liability and workers' compensation insurance coverage. Our insurance coverage provides that our insurers directly pay all costs related to our general liability, product liability and workers' compensation claims, provided however, we are required to reimburse our insurance carrier for policy deductibles and most legal costs and expenses. We have experienced consistent costs to administer our claims, including defense costs. Loss accruals have been recorded in accordance with SFAS No. 5, "Accounting for Contingencies" to cover the probable retained loss portion of general liability, product liability and workers' compensation claims, both asserted claims and incurred but not reported claims, that we are responsible for under the terms of our insurance policies. The accruals are based on estimates which include information provided by our insurance carriers, claims adjusters and insurance brokers, taking into account our prior experience, numbers of claims, discussions with legal counsel and other relevant factors. Our methods of estimating losses and establishing the resulting accruals are reviewed on a regular basis and any adjustments are reflected in current operating results. It is possible that some claims will ultimately result in losses in excess of the amount we have accrued. Due to the nature of our claims, which include personal injury claims without stipulated losses and property and personal injury claims against multiple defendant companies, a range of loss cannot be reasonably estimated. We assess and revise our loss accruals at least quarterly as new information becomes available regarding our potential liability. Based on our historical loss experience, we believe our accruals are adequate to cover probable future losses. Historical experience, however, may not be indicative of future losses, and the resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period.

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

We have recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $3,236,000 and $3,438,000 as of September 30, 2005 and September 30, 2004, respectively. The amount related to product and general liability lawsuits, asserted claims and incurred but not reported claims was $775,000 and $1,282,000 as of September 30, 2005 and September 30, 2004, respectively. The amount related to workers' compensation asserted claims and incurred but not reported claims was $1,612,000 and $1,401,000 as of September 30, 2005 and September 30, 2004, respectively. The amount related to medical and dental self-insured reserves including the asserted claims and incurred but not reported claims was $849,000 and $755,000 as of September 30, 2005 and September 30, 2004, respectively.

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

A reconciliation of weighted average shares outstanding, used to calculate basic net income per common share, to weighted average shares outstanding assuming dilution, used to calculate diluted net income per common share, is as follows:

(In thousands)	Twelve Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Twelve Months Ended December 31, 2003

Weighted average common shares outstanding – basic	12,035	11,888	12,064
Dilutive effect of employee stock options and restricted shares	679	683	330

Weighted average common shares outstanding – diluted	12,714	12,571	12,394

Net income used to compute basic and diluted net income per share	$19,371	$7,494	$10,965

Shares issuable upon exercise of dilutive options and the dilutive effect of restricted shares are determined using the treasury stock method. Options to purchase 162,000 and

Water Pik Technologies, Inc.    53

1,051,000 shares with exercise prices greater than the average market prices of common stock were outstanding for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003, respectively. There were no such options for the twelve months ended September 30, 2005. These options were excluded from the respective computations of diluted net income per share because their effect would have been anti-dilutive.

13. Acquisitions

On January 20, 2004, we acquired substantially all of the assets of Huron Tech Systems, a Jacksonville, Florida manufacturer of salt chlorine generators, used for swimming pool and spa water sanitation, and titanium heat exchangers, a component used in premium heat pumps. The acquisition of Huron Tech Systems allowed us to add a salt chlorine generator product line for swimming pool and spa water sanitation. This provided us the opportunity to integrate a high-growth, high-margin pool equipment category into our existing Jandy® system, resulting in a broadening of our comprehensive line of pool and spa products. The acquisition also included titanium heat exchangers, which enabled us to vertically integrate this component used in the manufacture of our premium heat pumps. This vertical integration enabled us to achieve greater efficiencies and margin improvement in our heat pump product line. The final purchase price totaled $10,128,000 (consisting of $10,000,000 in cash and $128,000 in direct acquisition costs). The final allocation of the purchase price resulted in $9,127,000 of goodwill, $100,000 of identifiable intangible assets with estimated three- to five-year lives, $1,494,000 of current assets (primarily accounts receivable and inventory), $120,000 in property, plant and equipment and $713,000 in assumed liabilities. During the three months ended December 31, 2004, the allocation of purchase price was adjusted to reflect additional information regarding the value of liabilities assumed and estimated contingent payments, which resulted in additional goodwill of $243,000. The goodwill was assigned to the Pool Products segment and is expected to be deductible for tax purposes. In connection with the acquisition, we entered into a component supply agreement for a period of five years with Finnchem USA, Inc. The results of operations of Huron Tech Systems are included in our consolidated results of operations beginning January 20, 2004.

On June 2, 2003, we acquired substantially all of the assets of Air Energy Heat Pumps, Inc. and affiliates ("Air Energy"), a Ft. Lauderdale, Florida manufacturer of premium branded heat pumps for swimming pools and spas. The acquisition of Air Energy enabled us to add heat pumps products to our product offering, giving us a significant market position in regions of the country where heat pumps are the preferred technology to heat pools and spas. Prior to the acquisition, neither we nor Air Energy could access the builder markets with a complete equipment set. On January 22, 2004, we executed an amendment to the asset purchase agreement that revised the additional contingent future payments resulting in a $278,000 reduction of the purchase price and goodwill. The final purchase price totaled $8,438,000 (including direct acquisition costs) with payment consisting of $7,703,000 in cash. The final purchase price reflects additional information regarding assets acquired, liabilities assumed and estimated contingent payments. The allocation of the purchase price resulted in $7,188,000 in goodwill, $110,000 in identifiable intangible assets with estimated three to five year lives, $2,797,000 of current assets (primarily accounts receivable and inventory), $819,000 in property, plant and equipment and $2,476,000 in assumed liabilities. The goodwill was assigned to the Pool Products segment and is expected to be deductible for tax purposes. The results of operations of Air Energy are included in our consolidated results of operations beginning June 2, 2003.

In accordance with SFAS No. 141, "Business Combinations," the excess of the cost of the acquired entities over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. With the acquisitions of Huron Tech Systems and Air Energy, we acquired receivables, inventory, property, plant and equipment, and some identifiable intangible assets. We allocated purchase price to assets based on their fair values at the time of the acquisition. The purchase price for the acquired businesses was based on estimated future cash flows driven by the opportunities presented by the expansion of our product offering. Therefore, we paid amounts in excess of the fair value of the identifiable assets of the acquired businesses. We recognized goodwill for the excess cost of the acquired entities over the fair values of acquired assets and liabilities.

14. Discontinued Operations

On June 6, 2005, we entered into an asset purchase agreement to sell substantially all the assets and liabilities of Heating Systems, a component of our former Pool Products and Heating Systems segment, to BWC. The sale was completed on June 30, 2005 for total cash proceeds of $26,312,000, of which $2,012,000 reflected a purchase price adjustment, primarily related to changes in net working capital. At the time of sale, the carrying value of assets and liabilities of Heating Systems totaled $23,600,000 and $2,442,000, respectively. For the twelve months ended September 30, 2005, we recognized a gain of $2,198,000, net of $1,238,000 of tax. The gain was net of, on a pre-tax basis, $1,718,000 of professional fees and other transaction-related expenses. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial results of Heating Systems have been reported as discontinued operations for all periods presented in this report.

54    Water Pik Technologies, Inc.

In connection with the sale of Heating Systems, we entered into a transition services agreement with BWC, effective June 30, 2005. Under the agreement, we manufactured and sold to BWC water-heating systems and components manufactured at our primary Pool Products facility in Moorpark, California, and provided certain transitional administrative support services for a period of 90 days. We recognized, within the Pool Products segment, transitional sales of products as product sales of $3,332,000 of water-heating products manufactured and sold to BWC and fees for transitional administrative support services of $176,000 as other income for the twelve months ended September 30, 2005.

In December 2002, we formalized a plan to dispose of our Ozone product line, a component of the Personal Health Care segment. The Ozone product line included the Aquia® home sanitizing product introduced in September 2001. Disposition of the tangible assets of the Ozone product line was completed during the nine months ended September 30, 2004. During the three months ended March 31, 2005, we entered into an agreement to sell our remaining Ozone patents and trademarks to Advantage Engineering, Inc. ("Advantage"). Under the agreement, Advantage entered into a new patent license agreement for ozone generator cell technologies with Lynntech International, Ltd. ("Lynntech"), our former licensor, and our patent license agreement with Lynntech was terminated. In connection with this sale, we recognized income of $229,000, net of $145,000 of tax, income of $52,000, net of $31,000 of tax, and a loss of $80,000, net of $43,000 of tax, for the twelve months ended September 30, 2005, the nine months ended September 30, 2004 and the twelve months ended December 31, 2003, respectively. Net sales related to the discontinued product line were not significant. As of December 31, 2003, we had $2,337,000 of deferred tax assets related to the discontinued Ozone product line classified in deferred tax assets in the consolidated balance sheet. These deferred tax assets were utilized in 2004 when the disposition of related tangible assets was completed. The carrying value of all other assets and liabilities related to the Ozone product line were not significant at September 30, 2005 and 2004 and December 31, 2003. The operating results of the discontinued product line have been reported separately as discontinued operations in the consolidated statements of income for all periods presented in accordance with SFAS No. 144.

The financial results included in discontinued operations were as follows:

(In thousands)	Twelve Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Twelve Months Ended December 31, 2003

Sales	$31,956	$30,243	$37,200
Income from operations of discontinued product lines before taxes	$2,540	$766	$1,994
Income from operations of discontinued product lines, net of tax	$1,577	$584	$1,150
Gain on sale of discontinued operations, net of tax of $1,238	2,198	–	–

Income on discontinued operations, net of tax	$3,775	$584	$1,150

The assets and liabilities of Heating Systems were sold on June 30, 2005. For comparability purposes to the September 30, 2004 consolidated balance sheet, the major classes of assets and liabilities of the discontinued Heating

Water Pik Technologies, Inc.    55

Systems operation as of June 30, 2005 (date of sale) and September 30, 2004 are as follows:

(In thousands)	June 30, 2005 (date of sale)	September 30, 2004

Accounts receivable, net	$6,033	$6,736
Inventories	5,816	6,890
Other	151	223

Current assets of discontinued operations	$12,000	$13,849

Property, plant and equipment, net	$5,023	$5,220
Goodwill, net	6,577	6,577

Non-current assets of discontinued operations	$11,600	$11,797

Accounts payable	$669	$2,042
Accrued liabilities	872	2,086

Current liabilities of discontinued operations	$1,541	$4,128

Non-current other liabilities of discontinued operations	$901	$755

15. Business Segments

We operate in two business segments organized around our products: the Pool Products segment and the Personal Health Care segment. The Pool Products segment designs, manufactures and markets swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, automatic salt chlorine generators, titanium heat exchangers, water features, and accessories. The Personal Health Care segment designs, manufactures and markets personal health care products including showerheads, consumer and professional oral health care products and water filtration products. The results of operations classified as discontinued are excluded from the following consolidated and segment information operating results.

56    Water Pik Technologies, Inc.

Summarized information on our business segments is as follows:

(In thousands)	Twelve Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Twelve Months Ended December 31, 2003

Sales:
Pool Products	$210,603	$133,746	$143,003
Personal Health Care	110,668	87,251	124,922

Total sales	$321,271	$220,997	$267,925

Operating profit:
Pool Products	$21,455	$9,350	$9,366
Personal Health Care	4,768	2,938	7,299

Total operating profit	26,223	12,288	16,665
Interest expense	1,549	1,224	2,053
Other income	(852)	(179)	(394)

Income from continuing operations before income taxes	$25,526	$11,243	$15,006

Depreciation and amortization:
Pool Products	$3,052	$2,651	$3,355
Personal Health Care	5,464	4,383	5,926
Corporate[1]	96	49	106

Total depreciation and amortization	$8,612	$7,083	$9,387

Capital expenditures:
Pool Products	$3,021	$1,830	$1,684
Personal Health Care	1,495	2,045	3,899
Corporate	13	175	13

Total capital expenditures	$4,529	$4,050	$5,596

Identifiable assets:
Pool Products	$145,979	$104,767	$113,081
Personal Health Care	57,321	66,528	67,331
Corporate[2]	12,989	14,259	13,666
Assets of discontinued operations	–	25,646	24,498

Total identifiable assets	$216,289	$211,200	$218,576

1Corporate depreciation and amortization is allocated to the operating segments through the management fee and is reflected in the operating segment results above.

2Corporate identifiable assets consist primarily of deferred taxes, other assets, and prepaid expenses.

Water Pik Technologies, Inc.    57

The following information sets forth geographic information for our sales and long-lived assets for the twelve months ended September 30, 2005, the nine months ended September 30, 2004 and the twelve months ended December 31, 2003:

(In thousands)	United States	Canada	Other	Consolidated

Twelve months ended September 30, 2005:
Sales to unaffiliated customers	$277,698	$22,055	$21,518	$321,271

Long-lived assets at September 30, 2005	$58,592	$6,558	$8	$65,158

Nine months ended September 30, 2004:
Sales to unaffiliated customers	$191,080	$13,558	$16,359	$220,997

Long-lived assets at September 30, 2004	$62,867	$6,794	$13	$69,674

Twelve months ended December 31, 2003:
Sales to unaffiliated customers	$228,678	$20,779	$18,468	$267,925

Long-lived assets at December 31, 2003	$56,365	$7,313	$19	$63,697

16. Quarterly Data (Unaudited)

Quarter Ended (In thousands, except for per share amounts)	December 31	March 31	June 30	September 30

2005:
Sales	$77,624	$60,429	$93,270	$89,948
Gross profit	24,606	17,484	29,111	26,549
Income (loss) from continuing operations	4,789	(63)	5,308	5,562
Income (loss) from discontinued operations	1,186	205	2,482	(98)
Net income	5,975	142	7,790	5,464
Basic income (loss) per common share
Continuing operations	$0.40	$(0.01)	$0.44	$0.46
Discontinued operations	$0.10	$0.02	$0.21	$(0.01)
Net income	$0.50	$0.01	$0.65	$0.45
Diluted income (loss) per common share
Continuing operations	$0.38	$(0.01)	$0.42	$0.44
Discontinued operations	$0.09	$0.02	$0.19	$(0.01)
Net income	$0.48	$0.01	$0.61	$0.43
2004:
Sales	N/A	$58,934	$80,952	$81,111
Gross profit	N/A	16,260	23,989	24,441
Income (loss) from continuing operations	N/A	(692)	3,876	3,726
Income (loss) from discontinued operations	N/A	(157)	(90)	831
Net income (loss)	N/A	(849)	3,786	4,557
Basic income (loss) per common share
Continuing operations	N/A	$(0.06)	$0.33	$0.31
Discontinued operations	N/A	$(0.01)	$(0.01)	$0.07
Net income (loss)	N/A	$(0.07)	$0.32	$0.38
Diluted income (loss) per common share
Continuing operations	N/A	$(0.05)	$0.31	$0.30
Discontinued operations	N/A	$(0.01)	$(0.01)	$0.07
Net income (loss)	N/A	$(0.07)	$0.30	$0.36

58    Water Pik Technologies, Inc.

17. Continuing Developments

In January 2005, we announced that our Board of Directors was considering various strategic alternatives to enhance stockholder value including pursuing a potential sale of a portion or all of the Company. We have engaged J.P. Morgan Securities Inc. to assist us in our strategic review. We are continuing our review and no assurance can be given that any strategic alternative involving a transaction, other than the June 30, 2005 sale of Heating Systems, will be pursued or, if a transaction is pursued, that it will be consummated. In addition, the impact, if any, that engaging in a strategic alternatives review process will have on our financial performance or operations is uncertain. For the twelve months ended September 30, 2005, we expensed $1,023,000 of costs related to our strategic alternatives review, excluding costs related to the sale of Heating Systems.

18. Subsequent Issuance of Restricted Stock (Unaudited)

On November 3, 2005, our Board of Directors approved a grant of 60,000 restricted common shares to executive officers pursuant to our Incentive Plan. After issuance of the November 2005 restricted stock, there were 1,744,194 shares committed to satisfy outstanding awards and 4,589 shares available for future awards under our Incentive Plan.

Water Pik Technologies, Inc.    59

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control over Financial Reporting

Our Management Report on Internal Control Over Financial Reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent public accounting firm, are included in Part II – Item 8 of this Form 10-K and are incorporated by reference.

Changes in Internal Controls

During our most recent fiscal quarter, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in our Report on Form 10-K. In addition, in 2004, our Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification regarding our compliance with the New York Stock Exchange's corporate governance listing standards.

Item 9B. Other Information.

None.

60    Water Pik Technologies, Inc.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth certain information with respect to persons who are executive officers and directors of Water Pik Technologies, Inc.:

NAME	AGE	OFFICE AND POSITION

Executive Officers
Michael P. Hoopis	54	President, Chief Executive Officer and Director
Robert A. Shortt	44	Executive Vice President, Sales, Marketing and Business Development
Victor C. Streufert	48	Vice President, Finance, Chief Financial Officer and Treasurer
Richard P. Bisson	46	Vice President, Operations
Robert J. Rasp	47	Vice President and General Manager, Pool Products
Theresa Hope-Reese	48	Vice President, Human Resources
Richard D. Tipton	49	Vice President, General Counsel and Secretary
Non-employee Directors
Robert P. Bozzone	72	Chairman of the Board
F. Peter Cuneo	61	Director
Babette E. Heimbuch	57	Director
W. Craig McClelland	71	Director
William G. Ouchi	62	Director
Charles J. Queenan, Jr.	75	Director

Michael P. Hoopis is President, Chief Executive Officer and a Director of the Company and has occupied these positions since August 1999. His current term as a Director of the Company expires at our 2007 Annual Meeting of Stockholders. From October 1998 to August 1999, Mr. Hoopis was President and Chief Executive Officer of the Consumer Products Division of Allegheny Technologies Incorporated ("ATI"). Prior to that time, Mr. Hoopis was affiliated with The Black & Decker Corporation in various executive positions, including as President, Worldwide Household Products, and as Executive Vice President from 1996 to 1998; President, Price Pfister, Inc. from 1992 to 1996; President, Kwikset Corporation from 1991 to 1992; and Vice President of Manufacturing, U.S. Household Products from 1989 to 1991. Mr. Hoopis was President of the Stiffel Company from 1986 to 1989, and he held various marketing, manufacturing and engineering positions with other corporations. Mr. Hoopis is a Director of Meade Instruments Corp., a designer and distributor of telescopes and related accessories.

Robert A. Shortt is Executive Vice President, Sales, Marketing and Business Development of the Company and has occupied this position since August 1999. From July 1999 to August 1999, Mr. Shortt was Vice President, Sales, Marketing and Business Development of the Consumer Products Division of ATI. From 1996 to 1999, Mr. Shortt was Vice President, Marketing and Merchandising of CSK Auto Corp., an automotive parts and accessories retailer. From 1995 to 1996, Mr. Shortt was Vice President, Marketing of Price Pfister, Inc., a division of The Black & Decker Corporation, and from 1990 to 1995, Mr. Shortt was Vice President of Kwikset Corporation, a division of The Black & Decker Corporation.

Victor C. Streufert is Vice President, Finance, Chief Financial Officer and Treasurer of the Company and has occupied these positions since August 1999. From July 1999 to August 1999, Mr. Streufert was Vice President, Finance and Chief Financial Officer of the Consumer Products Division of ATI. Prior to that time, from 1996 to 1998, Mr. Streufert was Senior Vice President, Finance and Administration and Chief Financial Officer of National Telephone Communications, Inc. From 1995 to 1996, Mr. Streufert was Vice President, Finance and Chief Financial Officer of Pyxis Corporation, a health care technology and service company, and from 1989 to 1995, Mr. Streufert was Executive Vice President, Chief Financial Officer of American Health Properties Inc.

Richard P. Bisson is Vice President, Operations of the Company and has occupied this position since August 1999. From July 1999 to August 1999, Mr. Bisson was Vice President, Operations of the Consumer Products Division of ATI. From January 1999 to July 1999, Mr. Bisson was a Consultant to the Chairman and Chief Executive Officer of Eldor Corporation, a producer of transformers for consumer and automotive markets. From 1996 to January 1999, Mr. Bisson was Managing Director of Gilardoni S.p.A., a supplier of products, components and services in medical, security and non-destructive testing industries.

Water Pik Technologies, Inc.    61

From 1990 to 1996, Mr. Bisson held a variety of positions with Price Pfister, Inc., a division of The Black & Decker Corporation, including Director, Manufacturing and Director, Engineering Services.

Robert J. Rasp is Vice President and General Manager, Pool Products of the Company and has occupied the position of Vice President since October 2003 and the position of General Manager since November 1999. Previously, he was President of Teledyne Laars from 1996 to November 1999 and Vice President, Heating Systems from 1994 to 1996. Prior to 1994 Mr. Rasp held senior-level management positions with Carrier Corporation and York International Corporation.

Theresa Hope-Reese is Vice President, Human Resources of the Company and has occupied this position since January 2000. From 1988 to 1999, Ms. Hope-Reese was Vice President, Human Resources for Varco International, Inc., a manufacturer of oil field equipment. From 1984 to 1988, Ms. Hope-Reese was Regional Human Resources Manager for Getty Synthetic Fuels, a Division of Air Products and Chemicals, Inc. Prior to that she was Human Resources Manager at Data Point Corporation, a manufacturer of local area networks.

Richard D. Tipton is Vice President, General Counsel and Secretary of the Company and has occupied these positions since March 2000. Prior to that time, from 1999 to 2000, Mr. Tipton was Vice President, General Counsel and Secretary of Data Processing Resources Corporation, an information technology services company. From 1987 to 1998, Mr. Tipton served in various legal executive positions at Chart House Enterprises, Inc., a national restaurant company, including Vice President – Legal Affairs and General Counsel from 1997 to 1998 and Vice President and Associate General Counsel from 1995 to 1997. Prior to 1987, Mr. Tipton engaged in the private practice of law in San Diego, California. He is a member of the California State Bar.

Robert P. Bozzone has served as a Director since 1999 and his present term as a Director expires at our 2008 Annual Meeting of Stockholders. Mr. Bozzone is a member of the Board of Directors of ATI. From December 2000 through May 2004, he served as Chairman and also served as Chief Executive Officer and President of ATI from December 2000 through June 2001 and as Vice Chairman of the Board of Directors of ATI from August 1996 to December 2000. Mr. Bozzone served as Vice Chairman of Allegheny Ludlum Corporation from August 1994 to August 1996. Mr. Bozzone previously was President and Chief Executive Officer of Allegheny Ludlum Corporation. He has served continuously on the board of ATI or its predecessors since 1986. Mr. Bozzone is also Chair of the Board of Directors of Duquesne Light Holdings Inc., whose principal subsidiary is Duquesne Light Company, and a Director of Teledyne Technologies Incorporated ("Teledyne"). Mr. Bozzone serves as the non-employee Chair of our Board of Directors.

F. Peter Cuneo has served as a Director of the Company since 2001 and his present term as a Director expires at our 2008 Annual Meeting of Stockholders. Mr. Cuneo is currently Vice Chairman of Marvel Entertainment, Inc. ("Marvel") and has served in that capacity since June 2003. Mr. Cuneo also provides continuing advisory services to Marvel. He previously served as President, and Chief Executive Officer and Director of Marvel from July 1999 through December 2002. From September 1998 to July 1999, Mr. Cuneo served as Managing Director of Cortec Group Inc., a private equity fund. From February 1997 to September 1998, Mr. Cuneo was Chair of Cuneo & Co., L.L.C., a private investment firm. From May 1996 to February 1997, Mr. Cuneo was President, Chief Executive Officer and a Director of Remington Products Company, L.L.C., a manufacturer and marketer of personal care appliances. From May 1993 to May 1996, he was President and Chief Operating Officer at Remington. Mr. Cuneo is also a Director of Majesco Holdings Inc.

Babette E. Heimbuch has served as a Director of the Company since 2002 and her present term as a Director expires at our 2006 Annual Meeting of Stockholders. Ms. Heimbuch has served as Chief Executive Officer of FirstFed Financial Corp. since 1997, as Chair since April 2002 and as a director since 1986. Her career with FirstFed Financial Corp. began in 1982 as Chief Financial Officer after serving as Audit Manager for KPMG. Ms. Heimbuch is also a Director of Scope Industries, and is on the Board of Advisors of the Santa Monica-UCLA Medical Center.

W. Craig McClelland has served as a Director of the Company since 1999 and his present term as a Director expires at our 2008 Annual Meeting of Stockholders. Mr. McClelland served as Chair and Chief Executive Officer of Union Camp Corporation, a manufacturer of paper products, from July 1994 until his retirement in June 1999. Prior to that time, he served as President and Chief Operating Officer of Union Camp. He is also a Director of ATI and International Paper Corporation.

William G. Ouchi has served as a Director of the Company since 1999 and his present term as a Director expires at our 2007 Annual Meeting of Stockholders. Dr. Ouchi is the Sanford and Betty Sigoloff Professor in Corporate Renewal at the Anderson School of Management at the University of California at Los Angeles ("UCLA") and has held that position since 1998. Dr. Ouchi also held the position of Vice Dean for Executive Education at the UCLA Anderson School of Management from

62    Water Pik Technologies, Inc.

July 1, 1995 to June 30, 2000. Dr. Ouchi has also written numerous books and articles on educational reform and business management. He is also a Director of FirstFed Financial Corp. and Sempra Energy.

Charles J. Queenan, Jr. has served as a Director of the Company since 1999 and his present term as a Director expires at our 2006 Annual Meeting of Stockholders. Mr. Queenan is retired and holds the honorary title of Senior Counsel to Kirkpatrick & Lockhart Nicholson Graham LLP, Attorneys-at-Law. Prior to January 1996, he was a partner of the firm. Mr. Queenan is also a Director of Teledyne and Crane Co.

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

Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended September 30, 2005, we believe that our Insiders complied with all Section 16(a) filing requirements in a timely manner.

Code of Ethics

The Company has Ethics and Compliance Guidelines which are distributed to all employees annually and new employees at the time of hire. In addition, we have adopted a Code of Ethics for Financial Executives that applies to our Chief Executive Officer, Chief Financial Officer and other key accounting and financial personnel. Copies of our Ethics and Compliance Guidelines and Code of Ethics for Financial Executives can be found under the "Investors/Corporate Information/Corporate Governance" section of our website at www.waterpik.com. We intend to disclose any amendments or waivers of our Code of Ethics at this location on our website.

Water Pik Technologies, Inc.    63

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation for the Chief Executive Officer of the Company and the other four most highly compensated executive officers (collectively, the "Named Executive Officers") of the Company for the twelve month period ended September 30, 2005, for the nine month period from January 1, 2004 to September 30, 2004 and the twelve month periods ended December 31, 2003 and 2002.

			Annual Compensation				Long-Term Compensation
Name and Principal Position(s)	Fiscal Year[1]		Salary ($)	Bonus ($)[2]	Other Annual Compensation ($)		Restricted Stock Awards ($)[3]		Securities Underlying Options (#)[4]	All Other Compensation ($)[5]

Michael P. Hoopis President and Chief Executive Officer	2005 2004 2003 2002	*	$539,231 378,463 504,236 464,427	$485,000 500,000 281,000 149,000	$	– – – –	$	– – – 224,996	– 48,000 – 48,000	$87,683 44,752 41,910 48,919
Robert A. Shortt Executive Vice President, Sales, Marketing and Business Development	2005 2004 2003 2002	*	$302,720 214,500 288,539 270,962	$170,000 195,000 118,000 55,000	$	– – – –	$	– – – 129,992	– 21,000 – 21,000	$28,072 16,470 17,262 18,816
Victor C. Streufert Vice President, Finance and Chief Financial Officer	2005 2004 2003 2002	*	$292,602 204,594 271,379 250,965	$185,000 197,000 112,000 67,000	$	– – – –	$	– – 55,162 119,996	– 20,000 – 20,000	$40,815 20,555 21,873 26,036
Richard P. Bisson Vice President, Operations	2005 2004 2003 2002	*	$255,385 179,350 235,174 217,668	$160,000 175,000 101,000 60,000	$	– – – –	$	– – – –	– 15,000 – 15,000	$35,827 18,099 15,983 20,940
Robert J. Rasp Vice President and General Manager, Pool Products	2005 2004 2003 2002	*	$253,128 175,385 243,248 209,941	$170,000 188,000 100,000 55,000	$	– – – –	$	– – – 74,993	– 15,000 – 15,000	$33,779 15,216 17,327 22,007

*Reporting for 2004 (except for bonus amounts) is for nine months (January through September) – see footnotes 1 and 2 for additional information.

1The Company operates on a 52- or 53-week fiscal year ending on the last Sunday closest to its fiscal year end. Each fiscal year consists of four 13-week quarters, with an extra week added to the fourth quarter every five to six years. Effective January 1, 2004, the Company changed its fiscal year end from December 31 to September 30. The Company is reporting compensation for a full twelve month period (January through December) for fiscal years 2002 and 2003, for a nine month transition period from January through September 2004, and for a twelve month period from October 1, 2004 through September 30, 2005.

2In connection with and as a result of the Board acting in 2004 to change our fiscal year-end to September 30, the Personnel and Compensation Committee determined not to truncate the 2004 Annual Incentive Plan ("AIP") performance year to coincide with the Company's nine month transition period ended September 30, 2004 since goals and measurements were established for the 2004 calendar year prior to the decision to change the fiscal year. Bonuses earned for the January 1 through December 31, 2004 AIP performance period were determined and paid in early calendar year 2005. Because bonuses earned for the 2004 AIP performance period (the 2004 calendar year) included the first quarter of our 2005 fiscal year, bonuses earned for the January 1 through September 30, 2005 AIP performance period were prorated based upon 75 percent of the annual award achievement determined using the twelve month fiscal year 2005 financial targets. The row for fiscal year 2005 reflects bonus for fiscal year 2005 paid after the fiscal 2005 year-end. The row for fiscal year 2004 reflects bonus for calendar year 2004 paid after the fiscal 2004 year-end. The row for fiscal year 2003 reflects bonus for calendar year 2003 paid in calendar year 2004 by the Company. The row for fiscal year 2002 reflects bonus for calendar year 2002 paid in calendar year 2003 by the Company.

64    Water Pik Technologies, Inc.

3Represents the values of $7.36 and $9.34 of restricted Company Common Stock awarded in 2003 and 2002, respectively, to the Named Executive Officers under the SARP, calculated based upon the average of the high and low sales price of a share of our Common Stock during a ten trading day period preceding the award date, according to the terms of the SARP. The closing price of our Common Stock on the grant dates for the restricted stock was $7.30 and $9.22 in 2003 and 2002, respectively. The SARP is described under the caption "Report on Executive Compensation – Compensation Components." The aggregate number of shares and value of all restricted stock awards to the Named Executives Officers under the SARP using the closing market price of $20.30 on September 30, 2005 was: Mr. Hoopis 52,544 shares ($1,066,643); Mr. Shortt 30,358 shares ($616,267); Mr. Streufert 35,523 shares ($721,117); Mr. Bisson 12,737 shares ($258,561); Mr. Rasp 21,182 shares ($429,995). The restricted stock awards relating to the aggregate amounts reported in the preceding sentence were made during 1999, 2001, 2002 and 2003. If any dividend is declared on our Common Stock, the shares of restricted Common Stock granted to the Named Executive Officers will participate on an equal basis.

4Reflects options granted under the Company's 1999 Incentive Plan. With respect to Messrs. Hoopis and Rasp, such amount does not include the conversion of options originally granted under the ATI Incentive Plan, which were converted into economically equivalent options to purchase the Company's Common Stock in connection with the spin-off.

5Includes the Company's basic discretionary matching and discretionary profit-sharing contributions under our retirement plan (which includes a 401(k) plan feature) and deferred compensation plan for 2005 in the amounts of $81,967 for Mr. Hoopis, $26,523 for Mr. Shortt, $39,218 for Mr. Streufert, $34,462 for Mr. Bisson, $33,295 for Mr. Rasp. Also includes life insurance premiums in the amount of $5,716 for Mr. Hoopis, $1,549 for Mr. Shortt, $1,597 for Mr. Streufert, $1,365 for Mr. Bisson and $484 for Mr. Rasp.

Stock Options

Option Grants in Last Fiscal Year

There were no stock options or stock appreciation rights granted to the Named Executive Officers during the fiscal year ended September 30, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The table below sets forth information with respect to stock options exercised by the Named Executive Officers during the fiscal year ended September 30, 2005. In addition, it indicates the number and value of vested and unvested options held by the Named Executive Officers as of September 30, 2005.

			Number of Securities Options Underlying Unexercised at FY-End(#)	Value of Unexercised In-the-Money Options at FY-End ($)[1]
Shares Acquired On Exercise (#)
Value Realized ($)
Name			(Exercisable/Unexercisable)	(Exercisable/Unexercisable)

Michael P. Hoopis	–	–	546,822 / 30,491	$5,948,615 / $338,737
Robert A. Shortt	–	–	99,402 / 15,051	999,028 / 168,680
Victor C. Streufert	–	–	142,583 / 14,074	1,531,164 / 157,532
Richard P. Bisson	–	–	114,022 / 11,441	1,232,593 / 128,749
Robert J. Rasp	–	–	135,274 / 10,153	1,342,730 / 113,331

1The "value of unexercised in-the-money options" is calculated by subtracting the exercise price per share from $19.78, which was the average of the high and low sales prices of a share of our Common Stock on the NYSE on September 30, 2005.

Director Compensation

Members of the Board who are also employees of the Company do not receive any compensation for their services as Directors on our Board or its committees. Each Director who is not an employee of the Company received an annual retainer fee of $25,000 during calendar 2004, and an annual retainer fee of $36,000 during calendar 2005. The non-executive Chairman of our Board of Directors is paid an additional annual fee of $10,000. Each non-employee chair of a committee was paid an annual fee of $2,000 during calendar 2004 and was paid an annual fee of $3,000 during 2005. Directors are also paid $2,000 for each Board meeting and $2,000 for each committee meeting attended.

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

Water Pik Technologies, Inc.    65

Director may elect to receive a greater percentage of that fee in our Common Stock. One Director has elected to receive 100 percent of the annual retainer in the form of our Common Stock.

Long-term Incentive Plans-Awards in Last Fiscal Year

There were no long-term incentive plan awards made to a Named Executive Officer during the fiscal year ended September 30, 2005.

Employment Contracts, Termination of Employment and Change in Control Arrangements

Effective October 23, 2001, the Company entered into amended and restated employment agreements with each of its seven executive officers, including the Named Executive Officers. The amended and restated employment agreements superceded and replaced the employment agreements that existed prior to October 23, 2001 ("prior agreements") between the Company and each of the executive officers. The amended and restated employment agreements are in substantially the same form and have a rolling one year term which is automatically extended for one month at the end of each month during the term unless written notice is given by either party. The amended and restated employment agreements also contain severance benefits in the event of termination of the executive as a result of death, disability, termination by the Company without cause or termination by the executive for good reason, including in the event of a change in control, and certain other benefits including but not limited to certain welfare benefits, vacation, auto allowance and tax preparation and financial planning services. All terms, such as "good reason," "change in control" and "welfare benefits," are defined in the agreements.

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

All of the base salaries of the Named Executive Officers set forth in the employment agreements have been increased at the discretion of the Personnel and Compensation Committee. The current base salaries for Messrs. Hoopis, Shortt, Streufert, Rasp and Bisson are $555,000, $308,000, $297,000, $262,080 and $260,000 respectively. The actual bonus award amounts under our AIP are determined in the discretion of the Personnel and Compensation Committee based on Company financial and individual performance. The employment agreements for Messrs. Shortt, Streufert, Rasp and Bisson all contain substantially

66    Water Pik Technologies, Inc.

identical provisions to Mr. Hoopis' employment agreement with respect to severance benefits and other terms, except that the amounts for payment of base pay and bonus and continuation of welfare benefits in the event of termination are one year less than the amounts provided in Mr. Hoopis' agreement.

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

REPORT ON EXECUTIVE COMPENSATION

The following Report on Executive Compensation and the performance graphs included elsewhere in this Form 10-K do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report or the performance graphs by reference therein.

This report on executive compensation is furnished by the Personnel and Compensation Committee of the Board of Directors (the "Committee").

Executive Compensation Principles

For 2005, the following principles have guided the Committee in establishing executive compensation programs:

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

Compensation Components

As described in more detail below, the Committee has adopted policies and programs relating to base salaries, short-term incentives and long-term incentives intended to achieve the goals underlying the principles discussed above. For the twelve months ended September 30, 2005, executive compensation consists of the following components:

(1)
Base salary for all management positions are at the industry or market mean average for comparable positions unless there are sound reasons for significant variations. Judgment is the guiding factor in base salary determinations, as well as other compensation issues.

(2)
Short-term incentives are provided under the Annual Incentive Plan ("AIP"). The AIP is a cash bonus plan which provides key executives of the Company, including the executive officers, the opportunity to earn an incentive award when certain financial and personal performance objectives are met. Under the AIP, individual participant target incentive awards range from 20 percent to 60 percent of the participant's annual base salary. Under the terms of the 2005 AIP, the maximum potential individual participant award is 225 percent of the participant's target award. For 2003, 2004 and 2005, 60 percent of the incentive award is based on the achievement of target net income, 20 percent is based upon achievement of target return on average capital employed and 20 percent is based on achievement of individual goals. The Committee may, in its discretion, amend the AIP and its goals, objectives and targets at any time.

  The bonus column of the Summary Compensation Table contains annual incentive awards earned in calendar year 2004 and fiscal year 2005 for each of our Named Executive Officers pursuant to the 2004 AIP and the 2005 AIP. In connection with and as a result of the Board changing our fiscal year end to September 30, the Committee determined not to the truncate 2004 performance year since goals and measurements were established for the calendar year ended December 31, 2004. On January 26, 2005, the Committee determined the AIP award amounts for all participants for calendar year 2004. In determining the awards the Committee reviewed the Company's performance against target measures of net income and return on capital employed as well as individual participant goal achievement. On January 26, 2005, the Committee determined that under the terms of the 2005 AIP the bonus opportunities for Plan participants would account for the nine-month 2005 AIP bonus period from January through September 2005. The fiscal year 2005 bonus was calculated as 75 percent of the award achievement for the full twelve-month 2005 fiscal year financial plan. AIP awards for Fiscal Year 2006 and later will correspond to twelve month fiscal years.

Water Pik Technologies, Inc.    67

(3)
Long-term incentives for 2005 consisted of the following two components:

(a)
The Performance Share Plan ("PSP") is a cash and stock award plan designed to reward key executives for the achievement of pre-determined performance goals over a multi-year cycle (the "Performance Period"), which generally lasts three years. Participants include key executives whose actions directly affect the long-term success of the Company and are determined based on nomination by the Chief Executive Officer and approval by the Committee. On January 28, 2004, the Committee approved a PSP for the performance period from October 1, 2003 through September 30, 2006 (the "Current Performance Period"). The PSP for the Current Performance Period provides for grants of stock and cash that will be earned if specified performance objectives are met over a three-year period. During the Current Performance Period, the financial target is based on the achievement of a specified percentage increases in total business return ("TBR"), which is derived from the increase in the value of our business or operating segment (measured as a multiple of operating profit after tax) over the performance period and the free cash flow generated by our operations after payment of capital expenditures. Under the PSP for the Current Performance Period, each participant was assigned a pre-determined target award value ranging from 75 percent to 125 percent of their base salary at the beginning of the Current Performance Period multiplied by the target TBR percentages. At the end of the Current Performance Period, if the pre-determined threshold TBR percentages have been achieved, each participant will receive an award, paid 50 percent in cash and 50 percent in stock issued from our 1999 Incentive Plan, equal to the value of the pre-determined award level adjusted for the TBR achieved. In the event the threshold TBR percentages are not achieved during the Current Performance Period, no cash or stock awards will be paid under the PSP for the Current Performance Period.

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

68    Water Pik Technologies, Inc.

    period from February 1, 2003 through August 1, 2004 in connection with the transfer of shares to the Company in repayment of a loan under the SARP program or the sale of purchased shares on the open market that are necessary to cover capital gains taxes that may be due as a result of tendering SARP shares to the Company to repay loans.

    On March 9, 2004, our Board of Directors approved, and on May 13, 2004, our stockholders approved, an amendment to the 1999 Incentive Plan to limit the number of shares of common stock authorized to be issued, eliminate adjustments to authorized shares under the 1999 Incentive Plan as a percentage of our outstanding shares, prohibit the repricing of outstanding stock options and other awards and re-approve the terms of cash awards and performance goals. The amendment also creates a deferred compensation feature to allow 1999 Incentive Plan participants to defer the receipt of stock option gains, shares of restricted stock and any stock appreciation rights or other compensation awards payable in shares of common stock. Pursuant to the amendment, on November 26, 2004, certain executive officers deferred receipt of 153,690 shares of restricted stock. Under the terms of the Incentive Plan, the deferral resulted in cancellation of 153,690 shares of restricted stock and the addition of 153,690 shares to the 1999 Incentive Plan, which shares have been reserved for reissuance to the officers in accordance with their individual distribution elections.

  (c)
  Restricted Stock – On May 5, 2005, our Board of Directors approved an award of 30,000 restricted common shares to 23 key employees, excluding corporate executive officers. On November 3, 2005, our Board of Directors approved an award of 60,000 restricted common shares to the seven corporate executive officers. Under the terms of the restricted stock award agreements, the period of restriction is four years from the respective award dates with 25 percent of the award shares becoming unrestricted on the anniversary of each award.

For 2006, the Committee intends to continue to closely examine compensation programs of comparable businesses within our industry segment, other relevant market data from various industry sources as well as internal Company performance metrics to determine whether our current compensation plans are appropriate and further the best interests of the Company and its stockholders.

Compensation of Chief Executive Officer

The 2005 base salary and incentive compensation of Michael P. Hoopis, President and Chief Executive Officer of the Company, was established by the Committee in accordance with the general compensation principles described above.

Mr. Hoopis' base salary was $450,000 from October 2000 through June 2002. The Committee did not consider an increase in Mr. Hoopis' salary in October 2001, his annual salary review date, due to a company-wide wage freeze implemented in April 2001. Mr. Hoopis' salary was reviewed in July 2002, 2003, 2004 and 2005 and his annual base salary was increased to $480,000, $510,000, $535,000 and $555,000 on those respective dates. When annualized, Mr. Hoopis' annual base salary growth has averaged 3.9 percent year-over-year for 2000 through 2005, positioning Mr. Hoopis competitively with respect to market levels.

For calendar year 2004, the target opportunity for Mr. Hoopis' annual incentive award was set at 60 percent of his base salary. Under the AIP, this would be the amount of the incentive award if the Company and Mr. Hoopis achieved 100 percent of the financial and individual performance objectives. On January 26, 2005, the Committee determined the AIP award amounts for all participants for calendar year 2004. In determining the awards, the Committee reviewed the Company's performance against target measures of net income and return on capital employed as well as individual participant goal achievement. In January 2005, the Committee awarded Mr. Hoopis $500,000 under the terms of the 2004 AIP based on actual Company and individual goal achievement.

On January 26, 2005, the Committee determined that under the terms of the 2005 AIP the bonus opportunities for Plan participants would account for the nine-month fiscal year from January through September 2005. Thereafter future AIP awards would correspond to twelve-month fiscal years. The fiscal year 2005 bonus would be calculated as 75 percent of the award achievement for the full twelve-month 2005 fiscal year financial plan. Under the terms of the 2005 AIP, Mr. Hoopis' target award was 75 percent of $333,000, or $249,750. On November 3, 2005, the Committee determined the AIP award for all participants for fiscal year 2005. In determining the awards, the Committee reviewed the Company's performance against target measure of net income and return on capital employed as well as individual participation goal achievement. In November 2005, the Committee awarded Mr. Hoopis $485,000 in accordance with the terms of the Plan.

Mr. Hoopis has been granted options to purchase our Common Stock periodically during his tenure as President and CEO of the Company. Stock options are designed to provide long-term incentives consistent with industry and market comparisons. Mr. Hoopis also holds options to purchase 71,564 shares of our Common Stock that were converted from options granted to

Water Pik Technologies, Inc.    69

him by ATI prior to our spin-off from ATI. Mr. Hoopis' ATI-conversion options are fully vested at this time. On November 30, 1999, Mr. Hoopis received options to purchase 279,333 shares of our Common Stock, the final 50 percent of which fully vested during 2001. In October 2000, Mr. Hoopis was granted an option to purchase 43,472 shares of Common Stock pursuant to our 2001-2003 PSP. Mr. Hoopis' 2001-2003 PSP options vest at the rate of one-third per year commencing December 31, 2003. In October 2000, Mr. Hoopis received an option to purchase 43,472 shares of our Common Stock, an option in October 2001 to purchase 43,472 shares of our Common Stock, and an option in October 2002 to purchase 48,000 shares of our Common Stock, all grants being part of our annual stock option grant to selected employees under the 1999 Incentive Plan, all of which vest at the rate of one-third per year commencing on the grant date. There were no options granted during 2003. On May 13, 2004, Mr. Hoopis was granted an option to purchase 48,000 shares of our Common Stock, which option vests at the rate of one-half on May 13, 2005 and one-half on September 30, 2005. There were no options granted in 2005.

Mr. Hoopis participated in our SARP during 1999, 2001 and 2002. In November 1999, he purchased 108,108 shares of our Common Stock and received a corresponding restricted stock grant of 54,054 shares pursuant to the terms of the plan. In May 2001, Mr. Hoopis purchased 56,922 shares of our Common Stock and received a corresponding restricted stock grant of 28,461 shares of our Common Stock pursuant to the plan terms. In February 2002, Mr. Hoopis purchased 48,166 shares of our Common Stock and received a corresponding restricted stock grant of 24,083 shares of our Common Stock pursuant to the plan terms. All of Mr. Hoopis' purchases under the SARP were made through loans from the Company in accordance with the terms of the plan prior to July 30, 2002, and all of such loans were fully repaid by Mr. Hoopis to the Company in February 2004 by tendering share that he purchased under the SARP to the Company, as permitted under the SARP. Pursuant to the terms of the 1999 Incentive Plan as amended on November 26, 2004, Mr. Hoopis elected to defer 54,054 shares of restricted stock award under the SARP.

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

Respectfully Submitted: THE PERSONNEL AND COMPENSATION COMMITTEE
Charles J. Queenan, Jr., Chair W. Craig McClelland William G. Ouchi

Compensation Committee Interlocks and Insider Participation

During 2004, Messrs. Queenan, Ouchi and McClelland were members of the Personnel and Compensation Committee. No member of the Personnel and Compensation Committee is or has been an officer or employee of the Company. In December 2000, Mr. Bozzone became the Chairman, Chief Executive Officer and President of ATI, the Company's former parent, and continued in such roles until May 2001, thereafter remaining as Chairman of ATI until May 2004. Mr. Bozzone is currently a director of ATI. Messrs. Queenan and McClelland are members of the Personnel and Compensation Committee of ATI. Mr. McClelland also serves as a member of the Stock Incentive Award Subcommittee of ATI.

Mr. Queenan is retired and holds the honorary title of Senior Counsel to a law firm that occasionally provides services to the Company. The law firm does not compensate Mr. Queenan nor does he participate in its earnings or profits. Mr. Queenan has been determined to be independent under the NYSE rules relating to non-employee board members and Audit Committee members.

COMPARATIVE STOCK PERFORMANCE

The following performance graph compares the total stockholder return of an investment in our Common Stock to that of the New York Stock Exchange Market Index and the Russell 2000 Index for the period commencing December 29, 2000 and ending on September 30, 2005. Due to the Company's diverse product lines, no suitable peer group has been determined; accordingly, the Russell 2000 Index is included for comparison of issuers with the closest available market capitalizations to the Company. The graph assumes that the value of the investment in our Common Stock was $100 on December 29, 2000, in

70    Water Pik Technologies, Inc.

each of our Common Stock, the Russell 2000 Index and the New York Stock Exchange Market Index and the Russell 2000 Index and that all dividends were reinvested. No cash dividends have been paid or declared on our Common Stock. The historical information set forth below is not necessarily indicative of future performance. We do not make or endorse any predictions as to future stock performance.

In accordance with the rules of the Securities and Exchange Commission, this presentation is not incorporated by reference into any of our registration statements under the Securities Act of 1933, as amended.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG WATER PIK TECHNOLOGIES, INC.,
RUSSELL 2000 INDEX AND NYSE MARKET INDEX

300
250
200
150
100
50
DOLLARS
12/31/00
12/31/01
12/31/02
12/31/03
9/30/04
9/30/05

	12/31/00	12/31/01	12/31/02	12/31/03	9/30/04	9/30/05
WATER PIK TECHNOLOGIES, INC.	100	124	105	175	213	290
RUSSELL 2000 INDEX	100	101	79	115	119	139
NYSE MARKET INDEX	100	91	74	96	100	116

ASSUMES $100 INVESTED ON DECEMBER 29, 2000
ASSUMES DIVIDEND REINVESTMENT

Water Pik Technologies, Inc.    71

Item 12. Security Ownership of Certain Beneficial Owners and Management Security Ownership.

The following table sets forth the number of shares of our Common Stock beneficially owned, directly or indirectly, by each person known to us to own beneficially more than five percent of our outstanding Common Stock, each Director, each of our Named Executive Officers and by our Directors and executive officers as a group, in each case based upon the beneficial ownership of such persons reported to us as of December 5, 2005, including shares as to which a right to acquire ownership exists within 60 days of December 5, 2005 (for example, through the exercise of stock options) within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934 unless otherwise indicated. Each person has sole voting and investment power with respect to the shares listed and each person's address is the address of our corporate offices, except where otherwise noted.

Beneficial Owner	Shares Owned	Shares of Restricted Stock Owned[1]	Total Shares Beneficially Owned	Percent of Shares Outstanding As of December 5, 2005

Tennenbaum Capital Partners, LLC[2] 2951 28th Street, Suite 1000 Santa Monica, CA 90405	2,360,485	–	2,360,485	19.2%
Wells Fargo & Company[3] 420 Montgomery St. San Francisco, CA 94104	1,358,171	–	1,358,171	11.1%
Singleton Group LLC[4] 335 North Maple Drive, Suite 177 Beverly Hills, CA 90210	699,966	–	699,966	5.7%
Keeley Asset Management Corp.[5] 401 South LaSalle Street, Suite 1201 Chicago, IL 60605	676,995	–	676,995	5.5%
Richard P. Simmons[6] Birchmere, Quaker Hollow Road Sewickley, PA 15143	672,690	–	672,690	5.5%
Michael P. Hoopis[7]	684,466	67,544	752,010	5.8%
Robert P. Bozzone[8]	372,505	9,000	381,505	3.1%
Victor C. Streufert[9]	237,168	45,523	282,691	2.3%
Robert A. Shortt[10]	178,314	36,358	214,672	1.7%
Robert J. Rasp[11]	184,954	29,182	214,136	1.7%
Richard P. Bisson[12]	153,110	19,737	172,847	1.4%
William G. Ouchi[13]	65,664	9,000	74,664	*
Charles J. Queenan, Jr.[14]	51,145	9,000	60,145	*
W. Craig McClelland[15]	27,661	9,000	36,661	*
F. Peter Cuneo[16]	12,427	9,000	21,427	*
Babette E. Heimbuch	5,850	9,000	14,850	*
All Directors and executive officers as a group (13 persons)[17]	2,222,259	290,814	2,513,073	18.2%

*Less than one percent of the outstanding shares.

1Subject to forfeiture if established service and other forfeiture conditions under the restricted stock plans are not met.

2Based solely upon information set forth in Schedule 13D dated January 11, 2001 and filed with the SEC on January 12, 2001, as amended on November 14, 2003 (filed November 17, 2003), amended December 4, 2003 (filed December 8, 2003), amended January 27, 2004 (filed January 28, 2004), and amended April 30, 2004 (filed May 3, 2004). The number listed represents shares of our Common Stock beneficially owned by one or more members of a group consisting of Special Value Bond Fund, LLC, Special Value Bond Fund II, LLC, SVIM/MSM, LLC,

72    Water Pik Technologies, Inc.

SVIM/MSM II, LLC, Tennenbaum Capital Partners, LLC (formerly Special Value Investment Management), LLC, Tennenbaum Capital Partners, LLC and Michael E. Tennenbaum.

3Based solely upon information set forth in Schedule 13G dated December 9, 2003 and filed with the SEC on December 10, 2003, as amended on January 16, 2004 (filed January 20, 2004), amended February 12, 2004 (filed February 13, 2004), amended May 26, 2004 (filed May 27, 2004) and amended January 21, 2005 (filed January 21, 2005).

4Based solely upon information set forth in Schedule 13G dated April 19, 2000 and filed with the SEC on April 21, 2000. The number listed represents shares of our Common Stock beneficially owned by one or more members of a group consisting of William W. Singleton, Caroline W. Singleton and Donald E. Rugg.

5Based solely upon information set forth in Form 13F dated November 15, 2005 and filed with the SEC on November 16, 2005. This information has not yet been separately provided to the Company on a Schedule 13D or 13G.

6Based solely upon information set forth in Schedule 13G/A dated February 4, 2003 (filed February 4, 2003), and information set forth in Schedule 13D dated May 30, 2003 (filed May 30, 2003) as amended October 11, 2005 (filed October 11, 2005). Mr. Simmons disclaims beneficial ownership of 11,895 shares of our Common Stock owned by the R. P. Simmons Family Foundation, a private charitable foundation to which Mr. Simmons serves as trustee, which shares are not included in the foregoing table.

7Includes 577,313 shares of our Common Stock to which Mr. Hoopis has or will have the right to acquire within 60 days through the exercise of stock options. Also includes 54,054 shares of our Common Stock to which Mr. Hoopis has or will have the right to acquire within 60 days through the conversion of stock units held under the deferred compensation feature of the Company's 1999 Incentive Plan. Under the 1999 Incentive Plan, vested stock units are distributed in the form of Common Stock to the participant, upon termination of employment in a lump sum or periodically as elected by the participant. Stock units, all of which would be vested either over time or through acceleration, are also automatically distributed in the form of Common Stock upon a change of control of the Company, regardless of whether the participant has elected lump sum or periodic distribution. The stock units held in the 1999 Incentive Plan for Mr. Hoopis are fully vested and are subject to lump sum distribution in the form of our Common Stock.

8Includes 62,920 shares of our Common Stock held by The Robert P. Bozzone Grantor Retained Annuity Trust II, as to which Mr. Bozzone serves as trustee, 121 shares of our Common Stock held in Mr. Bozzone's account as a participant in the Teledyne, Inc. 401(k) plan, 12,000 shares owned by Mr. Bozzone's wife to which he disclaims beneficial ownership and 9,000 shares of our Common Stock to which Mr. Bozzone has or will have the right to acquire within 60 days through the exercise of stock options.

9Includes 15,000 shares of our Common Stock that are held by The Streufert Family Revocable Living Trust dated May 16, 1997, as to which Mr. Streufert serves as a trustee, and 156,657 shares of our Common Stock to which Mr. Streufert has or will have the right to acquire within 60 days through the exercise of stock options. Also includes 30,405 shares of our Common Stock to which Mr. Streufert could have the right to acquire within 60 days through the conversion of stock units held under the deferred compensation feature of the Company's 1999 Incentive Plan. The stock units held in the 1999 Incentive Plan for Mr. Streufert are fully vested and are subject to periodic distribution in the form of our Common Stock. See note (6) for additional information regarding the deferred compensation feature of the 1999 Incentive Plan.

10Includes 114,453 shares of our Common Stock to which Mr. Shortt has or will have the right to acquire within 60 days through the exercise of stock options. Also includes 33,108 shares of our Common Stock to which Mr. Shortt could have the right to acquire within 60 days through the conversion of stock units held under the deferred compensation feature of the Company's 1999 Incentive Plan. The stock units held in the 1999 Incentive Plan for Mr. Shortt are fully vested and are subject to periodic distribution in the form of our Common Stock. See note (6) for additional information regarding the deferred compensation feature of the 1999 Incentive Plan.

11Includes 145,427 shares of our Common Stock to which Mr. Rasp has or will have the right to acquire within 60 days through the exercise of stock options and 1,148 shares of our Common Stock held by Mr. Rasp in the Company's 401(k) plan. Also includes 23,650 shares of our Common Stock to which Mr. Rasp could have the right to acquire within 60 days through the conversion of stock units held under the deferred compensation feature of the Company's 1999 Incentive Plan. The stock units held in the 1999 Incentive Plan for Mr. Rasp are fully vested and are subject to periodic distribution in the form of our Common Stock. See note (6) for additional information regarding the deferred compensation feature of the 1999 Incentive Plan.

12Includes 125,463 shares of our Common Stock to which Mr. Bisson has or will have the right to acquire within 60 days through the exercise of stock options.

13Includes 50,000 shares of our Common Stock owned by the William G. Ouchi Consultants, Inc. Money Purchase Pension Plan dated November 1, 1980, as to which Mr. Ouchi serves as a trustee, and 9,000 shares of our Common Stock to which Mr. Ouchi has or will have the right to acquire within 60 days through the exercise of stock options.

14Includes 2,705 shares of our Common Stock owned by Mr. Queenan's wife to which he disclaims beneficial ownership and 9,000 shares of our Common Stock to which Mr. Queenan has or will have the right to acquire within 60 days through the exercise of stock options.

15Includes 9,000 shares of our Common Stock to which Mr. McClelland has or will have the right to acquire within 60 days through the exercise of stock options.

16Includes 7,000 shares of our Common Stock to which Mr. Cuneo has or will have the right to acquire within 60 days through the exercise of stock options.

Water Pik Technologies, Inc.    73

17Includes all Directors, Named Executive Officers and other executive officers as of December 5, 2005. Includes 202,640 shares of our Common Stock which two additional executive officers, combined, have or will have the right to acquire within 60 days through the exercise of stock options. Also includes 12,473 shares of our Common Stock to which one executive officer could have the right to acquire within 60 days through the conversion of stock units held under the deferred compensation feature of the Company's 1999 Incentive Plan, which stock units are fully vested and are subject to periodic distribution in the form of our Common Stock. See note (7) for additional information regarding the deferred compensation feature of the 1999 Incentive Plan. See also notes (1) and (7) through (16) above.

EQUITY COMPENSATION PLAN INFORMATION

Set forth below is a summary of the Company's securities authorized for issuance under equity compensation plans as of September 30, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,398,899	[1]	$9.04	361,691	[3]
Equity compensation plans not approved by security holders[2]	359,327		$10.84	48,811	[4]
Total	1,758,226		$9.41	410,502

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

3Amount represents securities available under the Incentive Plan, the Directors' Plan and the Water Pik Technologies, Inc. Employee Stock Purchase Plan, which consists of the Stock Acquisition and Retention Program ("SARP") and the Employee Stock Purchase Program ("ESPP"). Types of awards available under the Incentive Plan include stock options, restricted stock, stock appreciation rights and stock units. The amount of securities available under the Incentive Plan is subject to and includes a reserve of 174,605 shares that are committed in the event of maximum achievement under the 2004-2006 Performance Share Plan. Types of awards available under the Directors' Plan include stock options, restricted stock and common stock issued in payment for retainer fees. Under both the Incentive Plan and the Directors' Plan, the securities available for future issuance are reserved for any of such types of awards. Amount also includes 84,558 shares available for issuance under the SARP, which may only be granted as restricted stock awards.

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

74    Water Pik Technologies, Inc.

Item 13. Certain Relationships and Related Transactions.

Kirkpatrick & Lockhart Nicholson Graham LLP.    The Company occasionally uses the law firm of Kirkpatrick & Lockhart Nicholson Graham LLP to perform services for the Company. Charles J. Queenan, Jr., a member of the Company's Board of Directors, is retired and holds the honorary title of Senior Counsel to that law firm. The law firm does not compensate Mr. Queenan nor does he participate in the earnings or profits.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Fees are comprised of services performed by Ernst & Young LLP, the Company's independent registered public accounting firm, for audit of the Company's annual financial statements included in this Form 10-K and review of financial statements included in the Forms 10-Q for the twelve months ended September 30, 2005, the nine months ended September 30, 2004 and twelve months ended December 31, 2003. For the twelve months ended September 30, 2005 audit fees also included audit of the Company's internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects; for the attestation of management's report on the effectiveness of internal control over financial reporting; and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. For the twelve months ended September 30, 2005, the nine months ended September 30, 2004 and twelve months ended December 31, 2003, audit fees were $1,059,232, $385,000 and $368,340, respectively, of which an aggregate amount of $806,264 was billed through September 30, 2005, $209,500 was billed through September 30, 2004 and $206,340 was billed through December 31, 2003.

Audit-Related Fees

Audit-related fees billed by Ernst & Young LLP for the twelve months ended September 30, 2005, nine months ended September 30, 2004 and twelve months ended December 31, 2003 were $73,925, $36,663 and $142,273, respectively. Audit-related services include the audit of financial statements of the Company's employee benefit plan, accounting consultation and due diligence in connection with acquisitions, consultation concerning financial accounting and reporting standards.

Tax Fees

Tax fees for the twelve months ended September 30, 2005, nine months ended September 30, 2004 and twelve months ended December 31, 2003, were $7,100, $8,705 and $18,839, respectively. Tax fees billed by Ernst & Young LLP relate to services performed by the tax division for tax compliance, planning and advice.

All Other Fees

Aggregate fees billed for all other services rendered by Ernst & Young LLP for the twelve months ended September 30, 2005, nine months ended September 30, 2004 and the twelve months ended December 31, 2003, were $0, $2,000 and $0, respectively. All other fees are for any services not included in the first three categories.

During the twelve months ended September 30, 2005, the Audit Committee approved all audit and non-audit services provided to the Company by our independent auditor prior to management engaging the auditor for that purpose. The Committee's current practice is to consider for pre-approval annually all audit and non-audit services proposed to be provided by our independent auditors for the fiscal year. In accordance with the Committee's current policy, the Committee will also consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.

Water Pik Technologies, Inc.    75

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

The following information required to be filed by Item 8 of this Report:

Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the twelve months ended September 30, 2005, for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003
Consolidated Balance Sheets as of September 30, 2005 and 2004
Consolidated Statements of Cash Flows for the twelve months ended September 30, 2005, for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003
Consolidated Statements of Stockholders' Equity for the twelve months ended September 30, 2005, for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003
Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

Schedule II – Qualifying Accounts and Reserves
(In thousands)

Column A	Column B	Column C		Column D		Column E

		Additions
Description	Balance at Beginning of Period	Charged to Cost & Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

Twelve months ended September 30, 2005
Deducted from asset accounts:
Allowance for doubtful accounts and sales returns	$2,122	$(324)	$–	$101		$1,697
Liability reserves:
Warranty reserves	6,603	7,705	–	6,955	[a]	7,353
Product liability and workers' compensation reserves	3,438	10,153	–	10,355		3,236
Nine months ended September 30, 2004
Deducted from asset accounts:
Allowance for doubtful accounts and sales returns	1,794	398	–	70		2,122
Liability reserves:
Warranty reserves	5,466	7,678	–	6,541	[a]	6,603
Product liability and workers' compensation reserves	2,667	2,232	–	1,461		3,438
Twelve months ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts and sales returns	1,952	(231)	–	(73)		1,794
Liability reserves:
Warranty reserves	4,348	8,382	–	7,264	[a]	5,466
Product liability and workers' compensation reserves	4,370	566	–	2,269		2,667

aCash payments on claims

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

76    Water Pik Technologies, Inc.

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
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Water Pik Technologies, Inc. dated November 29, 2005. (Filed herewith.)
3.3	Amended and Restated Bylaws of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 3.2 to Registration Statement on Form 10 filed November 12, 1999.)
3.4	Amendment to the Amended and Restated Bylaws of Water Pik Technologies, Inc. dated November 29, 2005 (filed herewith.)
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

Water Pik Technologies, Inc.    77

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
*10.1
Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc. and Michael P. Hoopis. (Incorporated by reference from Exhibit 10.5 to Form 10-K for fiscal year end December 31, 2001 filed on March 21, 2002 ("2001 Form 10-K").
*10.2	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc. and Robert J. Rasp. (Incorporated by reference from Exhibit 10.6 to 2001 Form 10-K.)
*10.3	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc., and Robert A. Shortt. (Incorporated by reference from Exhibit 10.7 to 2001 Form 10-K.)
*10.4	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc., and Victor C. Streufert. (Incorporated by reference from Exhibit 10.8 to 2001 Form 10-K.)
*10.5	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc., and Richard P. Bisson. (Incorporated by reference from Exhibit 10.9 to 2001 Form 10-K.)
*10.6	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc., and Theresa Hope-Reese. (Incorporated by reference from Exhibit 10.10 to 2001 Form 10-K.)
*10.7	Employment Agreement dated October 23, 2001, between Water Pik Technologies, Inc. and Richard D. Tipton. (Incorporated by reference from Exhibit 10.11 to 2001 Form 10-K.)
*10.8	Schedule of Executive Officer Base Salaries, October 23, 2001 through December 1, 2005. (Filed herewith.)
*10.9
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
*10.11
Amendment No. 2 dated January 1, 2003 to Water Pik Technologies, Inc. Deferred Compensation Plan, as amended and restated effective July 1, 2001. (Incorporated by reference from Exhibit 10.14 to Form 10-K for fiscal year ended December 31, 2002, filed on March 14, 2003 ("2002 Form 10-K").

78    Water Pik Technologies, Inc.

*10.12	1999 Non-Employee Director Stock Compensation Plan of Water Pik Technologies, Inc., as amended on October 23, 2002. (Incorporated by reference from Exhibit 10.15 to 2002 Form 10-K.)
*10.13	1999 Incentive Plan of Water Pik Technologies, Inc., as Amended and Restated as of May 13, 2004. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 10, 2004.)
*10.14	Employee Stock Purchase Plan of Water Pik Technologies, Inc., as amended. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed August 15, 2001.)
*10.15	Water Pik Technologies, Inc. Broad-Based Stock Option Plan effective November 29, 1999. (Incorporated by reference from Exhibit 10.18 to 2002 Form 10-K.)
*10.16	Performance Share Plan (2004 through 2006) of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 10.15 to Form 10-K for fiscal year ended September 30, 2004.)
*10.17	2006 Annual Incentive Plan of Water Pik Technologies, Inc. (Filed herewith.)
*10.18
Stock Purchase Agreement dated as of December 29, 2000, by and among Water Pik Technologies, Inc., Special Value Bond Fund, LLC and Special Value Bond Fund II, LLC. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 11, 2001.)
*10.19	Form of Indemnity Agreement entered into with directors and executive officers of Water Pik Technologies, Inc. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed August 14, 2001.)
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
10.22
Asset Purchase Agreement dated June 6, 2005, between Water Pik Technologies, Inc., Laars, Inc., Jandy Industries, Inc., and Water Pik Technologies Canada, Inc. (collectively, the "sellers") and Bradford White Corporation and Laars Acquisition, Inc. ("Buyer"). (Incorporated by reference from Exhibit 2.1 to Form 8-K filed on June 7, 2005.)
21.1	Subsidiaries of Water Pik Technologies, Inc. (Filed herewith.)
23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

*Management contract or compensatory plan or arrangement.

The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained or incorporated by reference herein.

(b)
Exhibits

See subsection (a)(3) above.

(c)
Financial Statement Schedules

See subsections (a)(1) and (2) above.

Water Pik Technologies, Inc.    79

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATER PIK TECHNOLOGIES, INC.

Date: December 14, 2005	By: /s/ MICHAEL P. HOOPIS Michael P. Hoopis President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL P. HOOPIS Michael P. Hoopis	President, Chief Executive Officer and a Director (Principal Executive Officer)	December 14, 2005
/s/ VICTOR C. STREUFERT Victor C. Streufert	Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	December 14, 2005
/s/ ROBERT P. BOZZONE Robert P. Bozzone	Director	December 14, 2005
/s/ F. PETER CUNEO F. Peter Cuneo	Director	December 14, 2005
/s/ BABETTE E. HEIMBUCH Babette E. Heimbuch	Director	December 14, 2005
/s/ W. CRAIG MCCLELLAND W. Craig McClelland	Director	December 14, 2005
/s/ WILLIAM G. OUCHI William G. Ouchi	Director	December 14, 2005
/s/ CHARLES J. QUEENAN, JR. Charles J. Queenan, Jr.	Director	December 14, 2005

80    Water Pik Technologies, Inc.

QuickLinks

PART I
PART II
PART III
PART IV