Form 10-Q
period 2005-12-31
WATER PIK TECHNOLOGIES INC
filed 2006-02-08
CIK 1094286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐   Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of shares of Common Stock outstanding on February 6, 2006 was 12,315,184 shares.

WATER PIK TECHNOLOGIES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Water Pik Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

	December 31, 2005	September 30, 2005
	(Unaudited)

Assets
Current assets:
Cash	$12,744	$40,591
Accounts receivable, less allowances of $1,332 at December 31, 2005 and $1,697 at September 30, 2005	80,156	59,253
Inventories	37,538	36,753
Deferred income taxes	6,963	7,151
Prepaid expenses and other current assets	3,988	2,886

Total current assets	141,389	146,634
Property, plant and equipment, net	34,434	35,366
Goodwill, net	29,289	29,205
Deferred income taxes	456	26
Other assets	5,775	5,058

Total assets	$211,343	$216,289

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,870	$27,636
Accrued income taxes	3,082	1,636
Accrued liabilities	28,930	33,898
Current portion of long-term debt	15	15

Total current liabilities	51,897	63,185
Long-term debt, less current portion	17	37
Other accrued liabilities	6,588	5,866
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 12,285,974 and 12,225,974 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively	128	128
Additional paid-in capital	85,613	85,328
Equity adjustments due to stock plans	180	(13)
Treasury stock at cost, 708,738 shares at December 31, 2005 and September 30, 2005	(7,380)	(7,380)
Retained earnings	69,657	64,845
Accumulated comprehensive income	4,643	4,293

Total stockholders’ equity	152,841	147,201

Total liabilities and stockholders’ equity	$211,343	$216,289

See accompanying notes

Water Pik Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2005	2004

Sales	$79,680	$77,624
Cost and expenses:
Cost of sales	55,816	53,018
Selling expenses	8,876	9,530
General and administrative expenses	5,937	5,776
Research and development expenses	1,408	1,202
	72,037	69,526
Operating income	7,643	8,098
Interest expense	61	365
Other income	(241)	(208)

Income from continuing operations before income taxes	7,823	7,941
Income tax provision	3,011	3,152

Income from continuing operations	4,812	4,789

Discontinued operations:
Income from operations of discontinued product line	—	1,778
Income tax provision	—	592

Income on discontinued operations	—	1,186

Net income	$4,812	$5,975

Basic net income per common share
Continuing operations	$0.40	$0.40
Discontinued operations	—	0.10

Net income	$0.40	$0.50

Diluted net income per common share
Continuing operations	$0.37	$0.38
Discontinued operations	—	0.09

Net income	$0.37	$0.48

Shares used in per share calculation — basic	12,095,000	11,943,000
Shares used in per share calculation — diluted	12,901,000	12,551,000

See accompanying notes

Water Pik Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2005	2004
Operating activities:
Net income	$4,812	$5,975
Income from discontinued operations	—	(1,186)

Income from continuing operations	4,812	4,789
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,322	2,220
Deferred income taxes	(291)	660
Stock-based compensation expense	488	180
Excess tax benefits from stock-based compensation	(5)	15
Loss on sale of property, plant and equipment	34	2
Change in operating assets and liabilities:
Accounts receivable	(20,864)	(24,638)
Inventories	(732)	(855)
Accounts payable	(7,804)	519
Accrued liabilities	(4,987)	3,462
Accrued income taxes	1,448	2,325
Other assets and liabilities	(1,098)	(1,640)

Cash used in operating activities	(26,677)	(12,961)

Investing activities:
Purchase of property, plant and equipment	(1,374)	(745)
Disposal of property, plant and equipment	8	5

Cash used in investing activities	(1,366)	(740)

Financing activities:
Net (repayments) borrowings on revolving credit facilities	(16)	5,199
Payments on promissory notes	—	(206)
Proceeds from exercise of stock options	7	61
Excess tax benefits from stock-based compensation	5	—
Acquisition of treasury stock	—	(161)
Principal payment on capital leases	(4)	(6)

Cash (used in) provided by financing activities	(8)	4,887

Effect of exchange rate changes on cash	204	66
Cash used in discontinued operations	—	(795)

Decrease in cash	(27,847)	(9,543)
Cash at beginning of period	40,591	11,036

Cash at end of period	$12,744	$1,493

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

We are a leader in designing, manufacturing and marketing a broad range of well-recognized swimming pool and personal healthcare products.  We operate in two business segments: the Pool Products segment and the Personal Health Care segment.  In the Pool Products segment, we design, manufacture and market swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, automatic salt chlorine generators, titanium heat exchangers, water features and accessories.  Our pool products are sold through contractors and wholesale distributors.  In the Personal Health Care segment, we design, manufacture and market personal healthcare products including showerheads, consumer and professional oral health products and water filtration products.  Our personal healthcare products are sold through a variety of channels, including home centers, mass-merchandisers, drug store chains and specialty retailers.

In January 2005, we announced our Board of Directors was considering various strategic alternatives to enhance stockholder value including pursuing a potential sale of a portion or all of the Company.  See Footnote 10, Subsequent Events, for developments regarding our strategic alternatives review.

On June 30, 2005, we sold substantially all of the assets and liabilities of our Laars® Heating Systems business (“Heating Systems”), a component of our former Pool Products and Heating Systems segment, to Bradford White Corporation (“BWC”).  As a result, we restated our financial statements for all periods presented in this report to reflect Heating Systems as discontinued operations.  All discussions and amounts in this report for all periods presented relate to continuing operations only unless otherwise noted.

FISCAL YEAR

We operate on a 52- or 53- week fiscal year with fiscal quarters ending on the Sunday nearest to the end of the applicable thirteen-week period.  The fiscal quarter and year-to-date periods presented in our consolidated financial statements are presented as of the last day of the calendar quarter for convenience.  This Form 10-Q is for the three month period ended January 1, 2006, but for presentation purposes, is described as the three month period ended December 31, 2005.

SEASONALITY

Our business is highly seasonal, with operating results varying from quarter to quarter. The Personal Health Care segment has historically experienced higher sales in the quarter ending in December of each fiscal year due to stronger retail demand during the holiday season.  The Pool Products segment has historically experienced higher sales in the quarter ending in June each fiscal year as customers purchase products in anticipation of the spring and summer months during which the level of pool construction increases.  As a result of the seasonality of sales, the Pool Products segment offers incentive programs and extended payment terms to encourage pool product customers to purchase products from September through December, as is consistent with industry practice.  The extended payment term receivables are collected during the spring and summer months, which creates a seasonal peak in working capital borrowing levels during the winter months.  Variations in operating results can also occur due to short-term trends such as changes in the economic environment and weather patterns.

UNAUDITED INTERIM FINANCIAL INFORMATION

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In management’s opinion, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation have been included.  Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.  These reclassifications had no effect on reported results of operations. The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2005, including information regarding our critical accounting policies and estimates.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2006.

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

In December 2004, the FASB finalized SFAS No. 123(R), “Share-Based Payment,” which requires companies to measure and recognize compensation costs for all share-based payments (including stock options) at fair value, effective for interim or annual periods beginning after June 15, 2005.  On April 15, 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS No. 123(R) until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005.  Effective October 1, 2005, we adopted the provisions of SFAS 123(R) as discussed in Footnote 4, Stock-Based Compensation.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction.  The adoption of FSP 109-1 had a minor positive impact on our effective tax rate for the three months ended December 31, 2005.  In December 2004, the FASB also issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”).  The Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met.  FSP 109-2, which was effective for the quarter ended December 2004, provides accounting and disclosure guidance for the repatriation provision.  We are currently evaluating our alternatives under the provision of the Act, which had no impact on our consolidated results of operations or financial position for the periods presented.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges.  The provisions of SFAS 151 are effective for the fiscal year beginning after June 15, 2005.  The adoption of SFAS No. 151 did not have a material impact on the financial statements.

2.     Inventories

We value our inventory at the lower of its cost to purchase or manufacture (last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods) or its current estimated market value. Inventories consist of the following:

	December 31, 2005	September 30, 2005
	(In thousands)
Raw materials and supplies	$15,654	$14,979
Work-in-process	2,424	2,317
Finished goods	25,374	25,172
Total inventories at current cost	43,452	42,468
Less: Allowances to reduce current cost values to LIFO basis	(5,914)	(5,715)
Total inventories	$37,538	$36,753

The portion of our inventories determined using the LIFO cost method totaled $30,932,000 at December 31, 2005 and $30,671,000 at September 30, 2005, net of LIFO reserves.  The remainder of our inventories was determined using the FIFO cost method.

3.     Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2005	September 30, 2005
	(In thousands)
Revolving credit facility	$—	$16
Other	32	36
	32	52
Less: Current portion	(15)	(15)
Long-term debt	$17	$37

Our revolving credit facility requires us to be in compliance with specific financial and non-financial covenants and restrictions relating to indebtedness, liens, investments, dividends, fixed charge coverage, capital expenditures and the relationship of our total consolidated indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization).  We were in compliance with these covenants at December 31, 2005.  At December 31, 2005, there were no borrowings under our revolving credit facility and $4,250,000 in letters of credit outstanding under the credit facility with $46,593,000 in borrowing availability remaining under borrowing base limitations of the credit facility.

4.     Stock-Based Compensation

We have various stock-based compensation plans, including employee and non-employee director plans.  Prior to October 1, 2005, we accounted for those plans in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the provisions of these pronouncements, all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, which resulted in no recognition of stock-based compensation expense.  For the three months ended December 31, 2004, we recognized no stock-based employee compensation cost from stock options.  Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method.  Under the transition method, compensation cost recognized after October 1, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  We did not restate our results for prior periods.

As a result of adopting SFAS No. 123(R) on October 1, 2005, our income before taxes and net income for the three months ended December 31, 2005, were approximately $60,000 and $37,000 higher, respectively, than if we had continued to account for share-based compensation under APB No. 25.  Basic and diluted earnings per share for the three months ended December 31, 2005 would have been $0.39 and $0.37, respectively, if we had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.40 and $0.37, respectively.  The total stock-based compensation cost that has been recognized in the Consolidated Statements of Operations was $488,000 and $180,000 for the three months ended December 31, 2005 and 2004, respectively.  The total income tax benefit recognized was $189,000 and $68,000 for the three months ended December 31, 2005 and 2004, respectively.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows.  SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  The $5,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).  During the three months ended December 31, 2005, we received $7,000 in cash from stock option exercises.

If we had elected to recognize compensation cost for stock options based on their fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income and net income per share for the three months ended December 31, 2004 would have been as follows:

(In thousands, except for per share amounts)	Three Months Ended December 31, 2004
Net income: as reported	$5,975
Stock-based compensation expense included in reported net income, net of tax(1)	109
Total stock-based compensation expense determined under the fair value based method for all awards, net of tax	(402)
Pro forma net income	$5,682

Basic net income per common share: as reported	$0.50
Basic net income per common share: pro forma	$0.48
Diluted net income per common share: as reported	$0.48
Diluted net income per common share: pro forma	$0.45

(1)Represents restricted stock and director stock-based compensation expense.

Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model.  The following weighted average assumptions were used in estimating the fair value of option grants for the three months ended December 31, 2004: an expected dividend yield of zero percent, an average expected life of the options of six years, an expected volatility of 40.2 percent and a risk-free interest rate of 3.8 percent.  The dividend yield was not calculated because we do not currently expect to pay a dividend.  The expected life of options granted was derived from the historical activity of our options and represented the period of time that options granted were expected to be outstanding.  Expected volatility was based on historical volatility of our common stock.  The risk-free interest rate was the average interest rates of U.S. government bonds of comparable term to the options on the dates of the option grants.  There were 5,000 options granted during the three months ended December 31, 2004.  The weighted average fair value of options granted during the December 2004 quarter was $6.77.  Stock-based compensation expense for stock options for the three months ended December 31, 2005, was calculated based on their fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, adjusted by estimated forfeitures as prescribed by SFAS 123(R).  There were no options granted in the three months ended December 31, 2005.

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

No restricted common shares were issued under the SARP during the three months ended December 31, 2005 or the year ended September 30, 2005.  The restrictions on the SARP restricted shares lapse five years from the date of grant.  The amounts are being amortized as compensation expense on a straight-line basis over the period of restrictions and the unamortized balance is classified as a reduction of stockholders’ equity in the accompanying consolidated balance sheets.

Compensation expense for restricted shares granted under the SARP for the three months ended December 31, 2005 and 2004, was $77,000 and $142,000, respectively.  Compensation expense for the three months ended December 31, 2005 and 2004 includes $3,000 and $18,000, respectively, related to the revaluation of the restricted SARP shares on the modification date and amortization over the respective vesting periods.

Effective May 1, 2000, we implemented the ESPP, which allows eligible employees to purchase our common stock through payroll deductions of up to 25 percent of their base earnings within minimum and maximum contribution limits per payroll period.  We contribute 15 percent of each participant’s monthly contribution towards the purchase of shares.  The shares are purchased monthly in the open market at the fair market value on the purchase date and vest immediately.  For the three months ended December 31, 2005 and 2004, a total of 1,391 and 1,935 shares, respectively, were purchased in the open market under the ESPP.

Under our ESPP as of December 31, 2005, there were 84,558 shares available for future awards, of which none were committed.  Under the agreement we entered into on January 6, 2006 to be acquired by Coast Acquisition Corporation, as discussed in Footnote 10, Subsequent Events, no additional shares will be purchased or granted under the SARP or ESPP.

OTHER EMPLOYEE STOCK PLANS

On November 12, 1999, our Board of Directors adopted the Water Pik Technologies, Inc. 1999 Incentive Plan (“Incentive Plan”), which provides for awards of up to 12 percent of the outstanding shares of our common stock to eligible officers and key employees.  The Incentive Plan provides for option grants designated as either nonqualified or incentive stock options that generally vest over a three-year period and expire ten years from the date of grant.  On November 1, 2003, our Board of Directors amended the Incentive Plan to establish a fixed term of ten years from its effective date.

On May 13, 2004, our stockholders approved an amendment to the Incentive Plan to limit the number of shares of common stock authorized to be issued, eliminate adjustments to authorized shares under the Incentive Plan as a percentage of outstanding shares, prohibit the re-pricing of stock options and other awards and re-approve the terms of cash awards and performance goals.  The amendment also creates a deferred compensation feature to allow Incentive Plan participants to defer receipt of stock option gains, shares of restricted stock and any stock appreciation rights or other compensation awards payable in shares of common stock.  As of December 31, 2005, there were 2,053,690 shares authorized under the Incentive Plan.

On January 28, 2004, the Personnel and Compensation Committee of the Board of Directors approved the Water Pik Technologies, Inc. Performance Share Plan (“PSP”) for the performance period from October 1, 2003 through September 30, 2006 (the “Current Performance Period”).  The PSP for the Current Performance Period provides for grants of stock and cash that will be earned if specified performance objectives are met over a three-year period.  During the Current Performance Period, the financial target is based on the achievement of a specified percentage increase in total business return (“TBR”), which is derived from the increase in the value of our business or operating segment (measured as a multiple of operating profit after tax) over the performance period and the free cash flow generated by our operations after payment of capital expenditures.  Under the PSP for the Current Performance Period, each participant was assigned a pre-determined target award ranging from 75 percent to 125 percent of their base salary at the beginning of the Current Performance Period multiplied by the target TBR percentages.  At the end of the Current Performance Period, if the pre-determined threshold TBR percentages have been achieved, each participant will receive an award, paid 50 percent in cash and 50 percent in stock issued from our Incentive Plan, equal to the value of the pre-determined award adjusted for the TBR percentages achieved up to a maximum of 125 percent of their predetermined award.  In the event the threshold TBR percentages are not achieved during the Current Performance Period, no cash or stock awards will be paid under the PSP for the Current Performance Period.  PSP expense was $351,000 and $0 for the three months ended December 31, 2005 and 2004, respectively.  Under our PSP as of December 31, 2005, there were 130,551 shares issuable, based on a prorated overall achievement as of April 30, 2006 with a weighted-average grant-date fair value of $12.64.  The 130,551 shares resulted in 71,108 incremental shares being included in the calculation of weighted average common shares outstanding for diluted earnings per share.  The date of April 30, 2006 was selected for calculating the prorated overall achievement in the PSP since it is the month-end following the anticipated completion of the acquisition of the Company by Coast Acquisition Corporation (see Footnote 10, Subsequent Events) and the Incentive Plan requires that all performance awards are payable within 30 days following a change in control, as defined in the Incentive Plan.  As of December 31, 2005, there were 113,190 shares earned and issuable based on targets met by December 31, 2005.

On November 3, 2005, our Board of Directors approved a grant of 60,000 restricted common shares to executive officers pursuant to the Incentive Plan.  Compensation expense on these shares was $49,000 for the three months ended December 31, 2005.

Under our Broad-Based Plan as of December 31, 2005, there were 357,743 shares committed to satisfy outstanding awards and 49,395 shares available for future awards.  Under our Incentive Plan as of December 31, 2005, there were 1,684,194 shares committed to satisfy outstanding awards and 5,589 shares available for future awards.  As of December 31, 2005, there were 284,241 shares of stock reserved for future issuance under the Incentive Plan, which includes 153,690 SARP shares and 130,551 shares reserved under the PSP.  Under the Incentive Plan, on November 26, 2004, certain executive officers deferred receipt of 153,690 shares of restricted stock granted under the SARP.  Under the terms of the Incentive Plan, the deferral resulted in cancellation of 153,690 shares of restricted stock and the addition of 153,690 shares to the Incentive Plan, which shares have been reserved for re-issuance to the officers in accordance with their individual distribution elections.  The deferred shares were included in treasury stock and equity adjustments due to stock plan components of equity as of December 31, 2005.

NON-EMPLOYEE DIRECTOR STOCK COMPENSATION PLAN

On November 12, 1999, our Board of Directors adopted the Water Pik Technologies, Inc. 1999 Non-Employee Director Stock Compensation Plan (“Directors’ Plan”).  On October 23, 2002, the Directors’ Plan was amended in part to replace initial and annual option grants with annual grants of 3,000 shares of restricted stock.  Under the Directors’ Plan, compensation expense was $64,000 and $37,000 for the three months ended December 31, 2005 and 2004, respectively. As of December 31, 2005, there were 43,000 shares committed to satisfy outstanding awards and 37,939 shares available for future awards under the Directors’ Plan.

STOCK OPTIONS, RESTRICTED STOCK AND PERFORMANCE SHARES

The following table summarizes activity for our stock options.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2005	1,758,226	$9.41
Granted	—	—
Forfeitures	(584)	8.15
Exercised	(1,000)	8.16
Outstanding at December 31, 2005	1,756,642	$9.41	5.1	$21,289,000
Exercisable at December 31, 2005	1,741,974	$9.38	5.1	$21,173,000

Information regarding stock options outstanding as of December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$6.59 to $7.19	55,100	4.3 years	$6.89	55,100	$6.89
$7.68 to $7.88	788,851	4.4 years	$7.75	788,851	$7.75
$8.03 to $8.05	195,168	5.8 years	$8.03	195,168	$8.03
$8.17 to $10.25	348,112	5.3 years	$9.13	348,112	$9.13
$11.39 to $15.55	369,411	6.4 years	$14.32	354,743	$14.35

The following table summarizes activity for our stock options by plan.

	Total Number of Shares	SARP and ESPP	Incentive Plan	Broad- Based Plan	Directors’ Plan
Outstanding at September 30, 2005	1,758,226	—	1,355,899	359,327	43,000
Granted	—	—	—	—	—
Forfeitures	(584)	—	—	(584)	—
Exercised	(1,000)	—	—	(1,000)	—
Outstanding at December 31, 2005	1,756,642	—	1,355,899	357,743	43,000
Exercisable at December 31, 2005	1,741,974	—	1,355,899	343,075	43,000

The aggregate intrinsic value of options exercised during the three months ended December 31, 2005 was $12,000.  As of December 31, 2005, total remaining unearned compensation related to unvested stock options was approximately $55,000, which will be amortized over the weighted-average remaining service period of 1.2 years.

The following table summarizes activity for our restricted stock and performance shares, by plan.

	Total Number of Shares	SARP and ESPP	Incentive Plan	Broad- Based Plan	Directors’ Plan	Weighted- Average Grant-Date Fair Value
Nonvested stock at September 30, 2005	391,865	176,814	160,051	—	55,000	$11.51
Granted	60,000	—	60,000	—	—	19.49
Vested	(1,000)	—	—	—	(1,000)	9.45
Forfeited	(1,000)	—	(1,000)	—	—	19.57
Nonvested stock at December 31, 2005	449,865	176,814	219,051	—	54,000	$12.56

The total fair value of shares vested during the three months ended December 31, 2005 was $9,000.  As of December 31, 2005, total remaining unearned compensation related to restricted stock was $2,443,000, which will be amortized over the weighted-average remaining service period of 1.3 years.

All of our stock plans, including the Incentive Plan, Broad-Based Plan, Directors’ Plan, PSP and SARP, include provisions for acceleration of vesting of stock options, registered stock and other stock awards upon a change in control of the Company.  In some cases, individual award agreements require satisfaction of additional conditions or the passage of additional time following a change in control before full acceleration of vesting occurs.

5.     Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended December 31,
	2005	2004
	(In thousands)
Net income	$4,812	$5,975
Foreign currency translation gains	350	2,148
Change in fair value of cash flow hedge	—	(55)
Comprehensive income	$5,162	$8,068

6.     Income Taxes

The provision for income taxes for the 2006 and 2005 interim periods was computed in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods, “ and was based on projections of total year pre-tax income in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The effective income tax rate attributable to continuing operations was 38.5 percent and 39.7 percent for the three months ended December 31, 2005 and 2004, respectively.

7.     Commitments and Contingencies

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

Information on changes in our accrued warranties and related costs are as follows:

	Three Months Ended December 31,
	2005	2004
	(In thousands)
Beginning warranty reserves	$7,353	$6,603
Cost of warranty claims	(2,463)	(1,836)
Accruals for product warranties	2,793	1,737
Product warranties acquired	—	172
Ending warranty reserves	$7,683	$6,676

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

There has been an increase in asbestos-related lawsuits against multiple defendant companies, some of which historically may have manufactured or sold products that had asbestos-containing components. Many of these companies have not been historically associated with having asbestos risks.  We have been named in a number of such suits.  In many of these suits the alleged ties to our products are either unclear or we have been able to demonstrate that the identified product did not contain asbestos.  We do not expect to incur any material liabilities in connection with these lawsuits. In addition, our historic insurance coverage, including that of our predecessors, may not cover asbestos claims or the defense of such matters, as coverage depends on the year of purported exposure and other factors.  As part of the sale of Heating Systems, BWC has assumed financial responsibility for all asbestos-related lawsuits pending against us as of June 30, 2005, as well as all other known and unknown liabilities relating to the Heating Systems business, and we agreed to use commercially reasonable efforts to provide BWC access to our available insurance and related claims administrative support.  However, there is no assurance that we will not be named in asbestos-related lawsuits in the future or that we will continue to be successful in defending asbestos claims.

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

We have recorded loss accruals covering the portion of lawsuits and claims not covered by insurance policies of $3,065,000 and $3,236,000 as of December 31, 2005 and September 30, 2005, respectively.  The amount related to product and general liability lawsuits, asserted claims and incurred but not reported claims was $776,000 and $775,000 as of December 31, 2005 and September 30, 2005, respectively.  The amount related to workers’ compensation asserted claims and incurred but not reported claims was $1,492,000 and $1,612,000 as of December 31, 2005 and September 30, 2005, respectively.  The amount related to medical and dental self-insured reserves including the asserted claims and incurred but not reported claims was $797,000 and $849,000 as of December 31, 2005 and September 30, 2005, respectively.

As of January 1, 2006 we transitioned our medical insurance coverage to a fully-insured plan.  From January 1, 2004 to December 31, 2005, our employee medical coverage was a self-insured plan.  The plan was partially funded by payroll deductions from participating employees.  Under the plan, we had a maximum liability per participant per calendar year in addition to an aggregate maximum liability for all claims.  Amounts in excess of the stated maximums are covered under a separate policy provided by an insurance company. We have provided for both reported and incurred but not reported medical costs and pay claims and administrative expenses as they become due.

8.     Net Income Per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted shares, performance shares and outstanding stock options using the “treasury stock” method.

	Three Months Ended December 31,
	2005	2004
	(In thousands)
Weighted average common shares outstanding — basic	12,095	11,943
Dilutive effect of restricted shares, performance shares and stock options	806	608
Weighted average commons shares outstanding — diluted	12,901	12,551

9.     Business Segments

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

Information on our business segments is as follows:

	Three Months Ended December 31,
	2005	2004
	(In thousands)
Sales:
Pool Products	$52,658	$48,054
Personal Health Care	27,022	29,570
Total sales	$79,680	$77,624

Operating income:
Pool Products	$6,546	$5,220
Personal Health Care	1,097	2,878
Total operating income	7,643	8,098
Interest expense	61	365
Other income	(241)	(208)
Income from continuing operations before income taxes	$7,823	$7,941

	December 31, 2005	September 30, 2005
	(In thousands)
Identifiable assets:
Pool Products	$145,115	$145,979
Personal Health Care	51,381	57,321
Corporate	14,847	12,989
Total identifiable assets	$211,343	$216,289

10.  Subsequent Events

In January 2005, we announced our Board of Directors was considering various strategic alternatives to enhance stockholder value including pursuing a potential sale of a portion or all of the Company.  On January 6, 2006, we announced we had signed a definitive agreement to be acquired by Coast Acquisition Corporation, a newly-formed corporation 80 percent owned by the Carlyle Group, a global private equity investment firm, and 20 percent owned by Zodiac S.A., an industrial company listed on the Paris Stock Exchange.  Under the terms of the agreement, stockholders will receive $27.75 in cash for each share of common stock.  The aggregate consideration, on a fully diluted equity value basis, is approximately $380 million.  The sale is expected to be completed in late April 2006.  On February 3, 2005, we filed preliminary proxy materials with the SEC.  The proxy materials relate to a stockholder meeting to vote upon adoption of the Agreement and Plan of Merger dated January 6, 2006 among the Company, Coast Acquisition Corporation and Coast Merger Corporation.  See Item 1A, Risk Factors, under Part II, Other Information, for discussion of the risk factors related to this transaction.

On January 25, 2006, our Board of Directors approved and we announced our plan to relocate all of our remaining showerhead and water filtration production in our Personal Health Care segment from our owned manufacturing facility located in Loveland, Colorado primarily to existing offshore suppliers.  This decision is part of our operating strategy initiated several years ago to become a lower cost manufacturer through the consolidation of facilities and outsourcing of manufacturing to overseas suppliers.  The closure of the Loveland facility is targeted for completion in October of 2006 followed by the sale of the facility.  In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we will recognize liabilities for costs associated with the closure as the liabilities are incurred.  We will incur expenses related to the closure starting in the quarter ending March 2006.  We estimate that the total expenses expected to be incurred in connection with the closure of the Loveland facility will be approximately $2,700,000 after tax, of which $2,300,000 after tax will be incurred in Fiscal Year 2006, $300,000 after tax will be incurred in Fiscal Year 2007 and $100,000 after tax will be incurred in Fiscal Year 2008.  This amount includes one-time termination benefits of $900,000, accelerated depreciation of $900,000, under-absorbed and post-closure facility carrying costs of $700,000 and $200,000 in other costs.  Cash expenditures relating to the closure of the Loveland facility are estimated to be $1.8 million after tax.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements regarding future events or our future financial performance that involve certain risks and uncertainties.  Any statements contained in this report, which are not historical fact, may be considered forward-looking statements, and we rely upon the “safe harbor” for forward-looking statements provided by Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from these forward-looking statements as a result of the risk factors described in our Annual Report on Form 10-K for the year ended September 30, 2005, including, among others, our ability to develop new products and execute our growth strategy, the uncertainty of new product testing and regulatory approvals, the uncertainty that our marketing efforts will achieve the desired results with respect to existing or new products, our dependence on key customers, the seasonal nature of our businesses, the impact of consumer confidence and consumer spending, the effect of product liability claims, the impact of rising commodity costs such as steel, copper, titanium, resin and oil, risks associated with using foreign suppliers including increased transportation costs, potential supply chain disruption, foreign currency exchange rate fluctuations, failure to protect our intellectual properties and our ability to integrate acquisitions and realize expected synergies.

On January 6, 2006, we announced that we had signed a definitive agreement to be acquired by Coast Acquisition Corporation, a newly-formed corporation 80 percent owned by The Carlyle Group, a global private equity investment firm, and 20 percent owned by Zodiac S.A., an industrial company listed on the Paris Stock Exchange.  See Item 1A, Risk Factors, under Part II, Other Information, for discussion of the risk factors related to this transaction.

All forward-looking statements in this report and subsequent written or oral statements attributable to us are expressly qualified in their entirety by the foregoing factors.

Overview of Business

Water Pik Technologies, Inc. is a leader in designing, manufacturing and marketing a broad range of well-recognized swimming pool products and personal healthcare products.  We operate in two business segments: the Pool Products segment and the Personal Health Care segment.  Within the Pool Products segment, we design, manufacture and market swimming pool and spa heaters, heat pumps, electronic controls, valves, pumps, filters, automatic salt chlorine generators, titanium heat exchangers, water features, and accessories.  Our pool products are sold primarily through contractors and wholesale distributors.  Within the Personal Health Care segment, we design, manufacture and market personal health care products including showerheads, consumer and professional oral health products and water filtration products.  Our personal health care products are sold through a variety of channels, including home centers, mass-merchandisers, drug store chains and specialty retailers.

In January 2005, we announced our Board of Directors was considering various strategic alternatives to enhance stockholder value including pursuing a potential sale of a portion or all of the Company.  As mentioned above, on January 6, 2006, we announced that we had signed a definitive agreement to be acquired by Coast Acquisition Corporation.  Under the terms of the agreement, stockholders will receive $27.75 in cash for each share of common stock.  The aggregate consideration, on a fully diluted equity value basis, is approximately $380 million.  The sale is expected to be completed in late April 2006, and is subject to various conditions, including approval by the stockholders, the expiration of the applicable waiting period under the Hart-Scott-Rodino Act, and other customary closing conditions.

On January 25, 2006, our Board of Directors approved and we announced our plan to relocate all of our remaining showerhead and water filtration production in our Personal Health Care segment from our owned manufacturing facility located in Loveland, Colorado primarily to existing offshore suppliers.  This decision is part of our operating strategy initiated several years ago to become a lower cost manufacturer through the consolidation of facilities and outsourcing of manufacturing to overseas suppliers.  The closure of the Loveland facility is targeted for completion in October of 2006 followed by the sale of the facility.  In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we will recognize liabilities for costs associated with the closure as the liabilities are incurred.  We will incur expenses related to the closure starting in the quarter ending March 2006.  We estimate that the total expenses expected to be incurred in connection with the closure of the Loveland facility will be approximately $2,700,000 after tax, of which $2,300,000 after tax will be incurred in Fiscal Year 2006, $300,000 after tax will be incurred in Fiscal Year 2007 and $100,000 after tax will be incurred in Fiscal Year 2008.  This amount includes one-time termination benefits of $900,000, accelerated depreciation of $900,000, under-absorbed and post-closure facility carrying costs of $700,000 and $200,000 in other costs.  Cash expenditures relating to the closure of the Loveland facility are estimated to be $1.8 million after tax.

On June 30, 2005, we sold substantially all the assets and liabilities of our Laars® Heating Systems business (“Heating Systems”), a component of our former Pool Products and Heating Systems segment, to Bradford White Corporation (“BWC”).  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of Heating Systems have been reported as discontinued operations for all periods presented.

In connection with the sale of Heating Systems, we entered into a short-term transition services agreement with BWC, effective June 30, 2005.  Under the agreement we manufactured and sold to BWC water-heating systems and components.  We recognized, within the Pool Products segment, transitional sales of $192,000 for component parts manufactured and sold to BWC for the three months ended December 31, 2005.

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

In “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2005, we discussed those policies that we believe are critical, some of which require the use of complex judgment in their application.  Since the date of that Annual Report, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

Consolidated Results of Operations

	Three Months Ended December 31,
(Unaudited)	2005	2004	% Change
	(Dollars in thousands)
Sales:
Pool Products	$52,658	$48,054	9.6%
Personal Health Care	27,022	29,570	(8.6)%
Total sales	$79,680	$77,624	2.6%
Gross profit	$23,864	$24,606	(3.0)%
Selling expenses	8,876	9,530	(6.9)%
General and administrative expenses	5,937	5,776	2.8%
Research and development expenses	1,408	1,202	17.1%
Operating income	$7,643	$8,098	(5.6)%
Income from continuing operations	$4,812	$4,789	0.5%
Income on discontinued operations	—	1,186	(100.0)%
Net income	$4,812	$5,975	(19.5)%

Gross profit as a percent of sales	29.9%	31.7%

Operating income as a percent of sales	9.6%	10.4%

The results of operations classified as discontinued are excluded from the following discussions of our consolidated and segment operating results.

Three months ended December 31, 2005 compared to the three months ended December 31, 2004

Sales for the three months ended December 31, 2005 were $79,680,000, representing an increase of $2,056,000 or 2.6 percent compared to the three months ended December 31, 2004 due to an increase of $4,604,000 in our Pool Products segment and a decrease of $2,548,000 in our Personal Health Care segment.  Pool Products sales for the quarter ended December 2005 increased due to continued strong demand for automatic salt chlorine generators combined with sales of new products.  Sales in the Personal Health Care segment for the quarter ended December 2005 decreased due to competitive pressures combined with higher levels of new product sales in the quarter ended December 2004.

Gross profit (sales less cost of sales) decreased $742,000 to $23,864,000 or 29.9 percent of sales for the three months ended December 31, 2005 compared to $24,606,000 or 31.7 percent of sales for the same period in 2004.  The decrease in gross profit was due primarily to lower sales in our Personal Health Care segment partially offset by higher sales in our Pool Products segment.

Operating income (gross profit less selling, general and administrative, and research and development expenses) decreased $455,000 or 5.6 percent to $7,643,000 for the three months ended December 31, 2005 compared to $8,098,000 in the same three months of the prior year.  The decrease in operating income was primarily due to the decrease in gross profit as discussed above combined with increases in general and administrative and research and development expenses, partially offset by decreased selling expenses.  Selling expenses decreased $654,000 or 6.9 percent to $8,876,000 for the three months ended December 31, 2005 from $9,530,000 for the same period in 2004 due primarily to lower incentive compensation and other personnel-related costs in our Personal Health Care segment combined with lower product marketing expenses in our Pool Products segment.  General and administrative expenses increased $161,000 to $5,937,000 for the three months ended December 31, 2005 from $5,776,000 for the same period in 2004 due primarily to increased corporate administrative costs related to our strategic alternatives review.  Research and development expenses increased $206,000 or 17.1 percent to $1,408,000 for the three months ended December 31, 2005 from $1,202,000 for the same period in 2004 primarily due to an increase in spending in our Pool Products segment.

Interest expense, which relates to borrowings under credit facilities and to promissory and mortgage notes payable, was $61,000 for the three months ended December 31, 2005 compared to $365,000 for the three months ended December 31, 2004.  The decrease was due to lower average debt levels during the three months ended December 31, 2005 as compared to the same period in 2004 driven by the payoff of our equipment and real estate financing agreements during the latter part of Fiscal Year 2005.

Interest income was $196,000 for the three months ended December 31, 2005 compared to $25,000 for the three months ended December 31, 2004.  The additional interest income was due to increased cash and cash equivalents resulting from the sale of Heating Systems in June 2005.  We earned an average of 4.0 percent on our cash and cash equivalents during the three months ended December 31, 2005.

Income tax expense was $3,011,000 or 38.5 percent of income from continuing operations before income taxes for the three months ended December 31, 2005 as compared to income tax expense of $3,152,000 or 39.7 percent of income from continuing operations before income taxes for the same period in 2004.  The lower tax rate reflects an anticipated benefit related to the manufacturer’s deduction under the American Jobs Creation Act of 2004.

Pool Products

	Three Months Ended December 31,
(Unaudited)	2005	2004	% Change
	(Dollars in thousands)

Sales	$52,658	$48,054	9.6%
Gross profit	$14,674	$12,445	17.9%
Selling expenses	4,285	4,500	(4.8)%
General and administrative expenses	3,422	2,510	36.3%
Research and development expenses	421	215	95.8%
Operating income	$6,546	$5,220	25.4%

Gross profit as a percent of sales	27.9%	25.9%
Operating income as a percent of sales	12.4%	10.9%

Three months ended December 31, 2005 compared to the three months ended December 31, 2004

Sales in the Pool Products segment for the three months ended December 31, 2005 were $52,658,000, representing an increase of $4,604,000 compared to the three months ended December 31, 2004.  Pool Product sales increased due primarily to continued strong demand for automatic salt chlorine generators, pumps, filters and new product introductions, including a wireless, hand-held AquaLink® control system.

Gross profit increased $2,229,000 to $14,674,000 or 27.9 percent of sales for the three months ended December 31, 2005 compared to $12,445,000 or 25.9 percent of sales for the three months ended December 31, 2004.  The increase in gross profit was primarily due to higher sales and the benefit of leveraging fixed manufacturing costs over a larger base of sales combined with a favorable product mix.

Operating income increased $1,326,000 to $6,546,000 for the three months ended December 31, 2005 from $5,220,000 for the three months ended December 31, 2004 primarily due to higher sales and gross profit as discussed above.  Selling expenses decreased $215,000 or 4.8 percent primarily due to lower product marketing expenses.  Selling expense as a percent of sales decreased to 8.1 percent for the three months ended December 31, 2005 from 9.4 percent for the same period in 2004.  General and administrative expenses increased $912,000 to $3,422,000 or 6.5 percent of sales for the three months ended December 31, 2005 from $2,510,000 or 5.2 percent of sales for the same period in 2004 due primarily to higher corporate administrative costs related to our strategic alternatives review.  General and administrative costs also reflect a higher allocation of corporate administrative costs, which are allocated based on sales and other financial measures.  Research and development expenses increased $206,000 to $421,000 or 0.8 percent of sales for the quarter ended December 2005 from $215,000 or 0.4 percent of sales for the quarter ended December 2004 primarily due to a higher level of product development activity, including increased product certification costs.

Personal Health Care

(Unaudited)	Three Months Ended December 31,
	2005	2004	% Change
	(Dollars in thousands)
Sales:
Oral health products	$13,317	$13,442	(0.9)%
Shower products	12,204	13,852	(11.9)%
Other products	1,501	2,276	(34.1)%
Total sales	$27,022	$29,570	(8.6)%
Gross profit	$9,190	$12,161	(24.4)%
Selling expenses	4,591	5,030	(8.7)%
General and administrative expenses	2,515	3,266	(23.0)%
Research and development expenses	987	987	—
Operating income	$1,097	$2,878	(61.9)%

Gross profit as a percent of sales	34.0%	41.1%
Operating income as a percent of sales	4.1%	9.7%

Three months ended December 31, 2005 compared to the three months ended December 31, 2004

Sales in the Personal Health Care segment for the three months ended December 31, 2005 were $27,022,000, a decrease of $2,548,000 or 8.6 percent compared to the three months ended December 31, 2004.  Sales of Oral health products decreased $125,000 to $13,317,000 for the three months ended December 31, 2005 compared to $13,442,000 for the same period in 2004 due primarily to lower sales in the competitive power flosser category partially offset by higher promotional sales of professional oral health care products.  Sales of Shower products decreased $1,648,000 to $12,204,000 for the three months ended December 31, 2005 from $13,852,000 for the same period in 2004 due to continued competitive pressure on mature products combined with the benefit in the December 2004 quarter of introductory sales of our Dual Massage™ showerhead launched in September 2004, which offset December quarter 2005 distribution gains at a key retail customer and sales of our new Aquascape™ showerhead.  Sales for the Other products category decreased $775,000 to $1,501,000 for the three months ended December 31, 2005 from $2,276,000 for the same period in 2004 due primarily to lower sales of water filtration products driven by decreased distribution.

Gross profit decreased $2,971,000 to $9,190,000 for the three months ended December 31, 2005 compared to $12,161,000 for the same period in 2004.  Gross profit decreased to 34.0 percent of sales for the three months ended December 31, 2005 from 41.1 percent of sales for the same period in 2004.  Gross profit decreased due primarily to lower sales, the impact of absorbing fixed costs within a smaller base of sales.  Additionally, the December 2004 quarter benefited from the efficiencies of higher production levels to prepare for the outsourcing of a significant shower product line, which occurred in June 2005.

Operating income decreased $1,781,000 or 61.9 percent to $1,097,000 for the three months ended December 31, 2005 from $2,878,000 compared to the same three-month period of 2004, as lower operating expenses offset a portion of the decrease in gross profit discussed above.  Selling expenses decreased $439,000 to $4,591,000 or 16.9 percent of sales for the three months ended December 31, 2005 compared to $5,030,000 or 17.0 percent of sales for the same period in 2004 due primarily to lower incentive compensation and other personnel-related costs.  General and administrative expenses decreased $751,000 to $2,515,000 or 9.3 percent of sales for the three months ended December 31, 2005 from $3,266,000 or 11.0 percent of sales for the same period in 2004 primarily due to lower incentive compensation and other personnel-related costs and a lower allocation of corporate administrative costs, which are allocated based on sales and other financial measures.  Research and development expenses were unchanged at $987,000 for the three months ended December 31, 2005 and 2004.

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

Financial Condition and Liquidity

Our principal capital requirements have been to fund working capital needs and capital expenditures and to meet required debt payments.  We anticipate that our operating cash flow, together with on hand cash and available borrowings under the credit facilities described below, will be sufficient to meet our working capital requirements, fund capital expenditures and make any required payments on our debt obligations for at least the next 12 months.  However, a decrease in demand for our products or deterioration in our financial ratios under our credit facilities could adversely affect our liquidity.

Cash used in operating activities for the three months ended December 31, 2005 was $26,677,000 compared to $12,961,000 for the three months ended December 31, 2004.  Our primary source of operating cash flow for the quarter was net income of $4,812,000 adjusted for non-cash items including depreciation and amortization expense, which was used to fund a net increase in working capital driven primarily by the seasonal increase in accounts receivable.  The increase in accounts receivable was primarily due to the increase in early buy sales in our Pool Products segment partially offset by a decrease in our Personal Health Care segment driven by lower sales.  The decrease in accounts payable was primarily due to the timing of payments to vendors.  The decrease in accrued liabilities was primarily due to the amount and timing of rebate payments and the timing of bonus payments.  In total, working capital increased to $89,492,000 at December 31, 2005 as compared to $83,449,000 at September 30, 2005.  The current ratio increased to 2.7 at December 31, 2005 from 2.3 at September 30, 2005.

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

As of January 1, 2006 we transitioned our medical insurance coverage to a fully-insured plan.  From January 1, 2004 to December 31, 2005, our employee medical coverage was a self-insured plan.  The plan was partially funded by payroll deductions from participating employees.  Under the plan, we had a maximum liability per participant per calendar year in addition to an aggregate maximum liability for all claims.  Amounts in excess of the stated maximums are covered under a separate policy provided by an insurance company.  We have provided for both reported and incurred but not reported medical costs and pay claims and administrative expenses as they become due.

On August 27, 2003, we entered into an amended and restated credit agreement with a group of banks for a revolving bank credit facility of up to $80,000,000, including $10,000,000 revolving credit availability for our Canadian subsidiary.  Borrowings under the facility are limited to borrowing base calculations based on eligible accounts receivable and inventory balances.  The credit facility also provides for the issuance of letters of credit up to the borrowing base less the outstanding line of credit, not to exceed $10,000,000.  The credit facility expires on December 1, 2007.  At December 31, 2005, there were no borrowings and $4,250,000 in letters of credit outstanding under the credit facility with $46,593,000 in borrowing availability remaining under borrowing base limitations of the credit facility.

On December 21, 2001, we entered into a $15,000,000 equipment financing agreement with a bank.  Initial borrowings under the agreement of $10,290,000 were funded on December 28, 2001 evidenced by two term notes secured by specific machinery and equipment located at our manufacturing facilities.  The notes required quarterly payments of $514,500 plus accrued interest beginning on April 1, 2002 with all unpaid principal balances and accrued interest due on January 1, 2007.  In January 2002, we entered into interest rate swap agreements that effectively converted the variable rate interest on the $10,290,000 promissory notes payable to a fixed rate of 6.73 percent.  The interest rate swap agreements were to expire on January 1, 2007. Interest differentials paid or received because of the swap agreements were reflected as an adjustment to interest expense over the related period that the debt was outstanding.  On September 30, 2002, we borrowed an additional $4,500,000 under the equipment financing agreement evidenced by two variable rate term notes secured by specific machinery and equipment located at our manufacturing facilities and at certain vendors’ facilities.  The notes required quarterly payments of $225,000 beginning on December 29, 2002 with all unpaid principal balances and accrued interest due on September 30, 2007.  In September 2004, we paid $887,000 of outstanding principal on the notes in connection with the final disposition of our discontinued Ozone product line.  In June 2005, in connection with the sale of Heating Systems, we paid off the outstanding balance of $5,035,000, including accrued interest and prepayment costs of $55,000 and $16,000, respectively, and paid $35,000 to terminate the two interest rate swap agreements.  Our loans and related agreements under this financing were terminated as a result of the prepayment of the notes payable.

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

Our debt, including borrowings under the revolving credit facility and the related notes payable, has decreased by $20,000 to $32,000 at December 31, 2005 compared to $52,000 at September 30, 2005.  Additionally, our long-term non-cancelable raw material purchase obligations decreased $456,000 to $3,493,000 at December 31, 2005 from $3,949,000 at September 30, 2005.  There were no other significant changes in our contractual cash obligations and other commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2005.

Our cash and cash equivalents, which totaled $40,591,000 at September 30, 2005 and $12,744,000 at December 31, 2005 and were primarily driven by the sale of Heating Systems in June 2005, contributed to an increase in interest income of $196,000 for the three months ended December 31, 2005 compared to $25,000 for the three months ended December 31, 2004.  We earned an average of 4.0 percent on our cash and cash equivalents during the three months ended December 31, 2005.

Other Matters

Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements included in this Form 10-Q for information related to recent accounting pronouncements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005.  There has been no significant change in the nature or amount of market risk since our fiscal year-end.

ITEM 4—CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), Water Pik Technologies, Inc. management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  During the period covered by this report, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

On January 6, 2006, we announced we had signed a definitive agreement to be acquired by Coast Acquisition Corporation.  In light of this announcement, the Risk Factor disclosed in our Annual Report on Form 10-K for the year ended September 30, 2005, regarding the strategic alternatives process shall be modified to read as follows:

We may be unsuccessful in pursuing various strategic alternatives to enhance stockholder value including a potential sale of a portion or all of the Company.

On January 4, 2005, we announced our Board of Directors was considering various strategic alternatives to enhance stockholder value including pursuing a potential sale of a portion or all of the Company.  On June 30, 2005, we sold substantially all the assets and liabilities of our Laars® Heating Systems business, a component of our former Pool Products and Heating Systems segment, to Bradford White Corporation.  On January 6, 2006, we announced that we had signed a definitive agreement to be acquired by Coast Acquisition Corporation.  The sale is expected to be completed in late April 2006, and is subject to various conditions, including approval by the stockholders, the expiration of the applicable waiting period under the Hart-Scott-Rodino Act, and other customary closing conditions.  The failure to satisfy the closing conditions could result in a failure of or delay in closing the transaction.

ITEM 6. EXHIBITS

10.1	Amendment No. 3 dated December 23, 2005 to Water Pik Technologies, Inc. Deferred Compensation Plan, as amended and restated effective July 1, 2001.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATER PIK TECHNOLOGIES, INC.

Date: February 8, 2006	By:	/s/ MICHAEL P. HOOPIS
Michael P. Hoopis
President and Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2006	By:	/s/ VICTOR C. STREUFERT
Victor C. Streufert
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)